Form 10-K
period 2020-12-31
Airbnb, Inc.
filed 2021-02-26
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Commission File Number: 001-39778
______________
Airbnb, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________

Delaware	26-3051428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
888 Brannan Street
San Francisco, California 94103
(Address of Principal Executive Offices)(Zip Code)
(415) 510-4027
(Registrant’s Telephone Number, Including Area Code)
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	ABNB	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2020, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on December 10, 2020.
As of February 11, 2021, 120,784,864 shares of the registrant's Class A common stock were outstanding, 478,449,882 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AIRBNB, INC.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the effects of the COVID-19 pandemic on our business, the travel industry, travel trends, and the global economy generally;
•our expectations regarding our financial performance, including our revenue, costs, Adjusted EBITDA, and Free Cash Flow;
•our expectations regarding future operating performance, including Nights and Experiences Booked, Gross Booking Value (“GBV”), and GBV per Night and Experience Booked;
•our ability to attract and retain hosts and guests;
•our ability to compete in our industry;
•our expectations regarding the resilience of our model, including in areas such as domestic travel, short-distance travel, travel outside of top cities, and long-term stays;
•the effects of seasonal trends on our results of operations;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our expectations regarding the impact of the reduction in performance marketing spend to focus on brand marketing, and our ability to continue to attract guests and hosts to our platform through direct and unpaid channels;
•our ability to make required payments under our credit agreements and to comply with the various requirements of our indebtedness,
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the increased expenses associated with being a public company;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to manage expansion into international markets and new businesses;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
•our expectations regarding our income tax liabilities and the adequacy of our reserves;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•the safety, affordability, and convenience of our platform and our offerings;
•our ability to successfully defend litigation brought against us;
•our ability to maintain, protect, and enhance our intellectual property;
•our plan to make distributions of our Host Endowment Fund; and
•our intended use of the net proceeds from our initial public offering.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.
•We have incurred net losses in each year since inception, and we may not be able to achieve profitability. We incurred net losses of $16.9 million, $674.3 million, and $4.6 billion for the years ended December 31, 2018, 2019, and 2020, respectively. Our accumulated deficit was $6.0 billion as of December 31, 2020.
•Our Adjusted EBITDA and Free Cash Flow have been declining, and this trend could continue.
•Our revenue growth rate has slowed, and we expect it to continue to slow in the future.
•If we fail to retain existing hosts or add new hosts, or if hosts fail to provide high-quality stays and experiences, our business, results of operations, and financial condition would be materially adversely affected.
•If we fail to retain existing guests or add new guests, our business, results of operations, and financial condition would be materially adversely affected.
•Any further and continued decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.
•The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.
•Laws, regulations, and rules that affect the short-term rental and home sharing business may limit the ability or willingness of hosts to share their spaces over our platform and expose our hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition.
•We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage hosts and guests from using our platform, and that could cause us to incur significant liabilities including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.
•Our substantial level of indebtedness could materially adversely affect our financial condition. We had outstanding indebtedness with a principal amount of $1,995.0 million as of December 31, 2020.
•The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders and their respective affiliates, who beneficially owned in the aggregate 48.5% of our outstanding capital stock but hold in the aggregate 59.6% of the voting power of our capital stock as of December 31, 2020. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•We may have exposure to greater than anticipated income tax liabilities. In December 2020, we received a Notice of Proposed Adjustment from the IRS for the 2013 tax year proposing an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.35 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion.

PART I
Item 1. Business
Overview
Airbnb is a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to 4 million hosts who have welcomed over 800 million guest arrivals to approximately 100,000 cities in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.
Hosting is at the Center
Airbnb’s hosts are the foundation of our community and business. Stays are made possible by hosts. It is their individuality that makes Airbnb unique. From schoolteachers to artists, our hosts span more than 220 countries and regions and approximately 100,000 cities. As of December 31, 2020, we had 4 million hosts around the world, with 86% of hosts located outside of the United States.

Airbnb enables hosts to provide guests access to a vast world of unique homes and experiences that were previously inaccessible, or even undiscovered. The role of the host is about more than opening their door. A great host enables guests to find a deeper connection to the places they visit and the people who live there.

Our community of hosts started by sharing their spare bedrooms on Airbnb in a few large cities. Soon, hosts listed entire homes, cabins, treehouses, boats, castles, and luxury villas — practically any space that you could think of — in big cities, small towns, and rural communities in nearly every corner of the world. Our hosts generally fall into two categories: individual and professional. Individual hosts are those who activate their listings directly on Airbnb through our website or mobile apps. Individual hosts are the core of our host community. They come from all walks of life and list their spaces, including private rooms, primary homes, or vacation homes on Airbnb. Professional hosts are often those who run property management or hospitality businesses and generally use application programming interfaces to list their properties on our platform. These hosts expand the types of listings available to our guests.
Once there were millions of homes on Airbnb, we recognized that hosts could share not only their homes but also their interests and talents. From exploring graffiti art in New York City to finding hidden jazz clubs in London, Airbnb Experiences offer authentic activities in over 1,000 cities around the world.

We believe that we have just scratched the surface of the opportunities that hosting provides. There are many more ways people will want to connect with each other and the world around them, and so we will continue to design and enable new ways to host. No matter what form it takes, hosting will be at the center of Airbnb.

Host Endowment Fund

In October 2020, we established a Host Endowment Fund that is designed to allow hosts to share in the success of our business. The Host Endowment Fund was funded with 9.2 million shares of our Class H common stock and is intended to be a long-term investment in the future of the host community, to be shaped by hosts for hosts. The goal of the Host Endowment Fund is to support and benefit the host community through a variety of potential programs, initiatives, and grants. We want hosts to share in our success, not merely for a single moment in time, but for as long as Airbnb exists in the world.

In December 2020, we introduced 17 hosts from 14 countries and five continents as the first members of the Host Advisory Board for 2021. The Host Advisory Board is intended to give voices to hosts to help present ideas, inform Airbnb policies, and shape investments in the host community from the Host Endowment Fund.
Guests are Members of Our Community
Our hosts have welcomed hundreds of millions of guest arrivals through Airbnb. Guest arrivals represent an individual and all co-travelers included on a reservation for a stay for completed check-ins during a given period. Our guests are not transactions — they are engaged, contributing members of our community. From young people to retirees, our guests come from a range of cultures and places. They seek everything from budget stays to luxury accommodations in large cities to remote villages. What they often have in common is a curiosity about the world and open-mindedness to other people and cultures. While Airbnb is popular across people of all ages, we are particularly strong with younger travelers: as of December 31, 2020, the majority of our guests who have ever made a booking on Airbnb were between the ages of 18 and 34.
Once they become a part of Airbnb, guests actively participate in our community, many return regularly to our platform to book again, and recommend Airbnb to others who then join themselves. This demand encourages new hosts to join, which in turn attracts even more guests. It is a virtuous cycle — guests attract hosts, and hosts attract guests.
A Resilient Model
In early 2020, as COVID-19 disrupted travel across the world, Airbnb’s business declined significantly. But within two months, our business model started to rebound even with limited international travel, demonstrating its resilience. People wanted to get out of their homes and yearned to travel, but they did not want to go far or to be in crowded hotel lobbies. Domestic travel quickly rebounded on Airbnb around the world as millions of guests took trips closer to home. Stays of longer than a few days started increasing as work-from-home became work-from-any-home on Airbnb. We believe that the lines between travel and living are blurring, and the global pandemic has accelerated the ability to live anywhere. Our platform has proven adaptable to serve these new ways of traveling.
And just as when Airbnb started during the Great Recession of 2008, we believe that people will continue to turn to hosting to earn extra income. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict COVID-19’s cumulative and ultimate impact on our future business, results of operations, and financial condition. COVID-19 has materially adversely affected our recent operating and financial results and is continuing to materially adversely impact our long-term operating and financial results. However, we believe that as the world recovers from this pandemic, Airbnb will be a vital source of economic empowerment for millions of people.
For almost a year, many travelers have avoided traveling long distance because of COVID-19 concerns, quarantines, and travel restrictions. We expect the early part of 2021 will continue to be characterized by lower demand for long distance travel and overall depressed bookings compared to 2019. While the outlook for the entire year is unclear, we believe there may be opportunity for travel recovery as the rate of vaccinations increases and quarantine requirements and travel restrictions are lifted. According to a survey conducted by us in December 2020, 54% of the respondents said they have either already booked, are currently planning on traveling, or expect to travel in 2021. This includes 57% of 18- to 29-year-olds, and 60% of 30- to 49-year-olds. We are preparing for when travel rebounds as there will be a collective desire for two things: travel and human connection.

Our Long-Term Growth Strategy
Our strategy is to continue to invest in our key strengths:

•Unlock more hosting. In order to have enough selection for guests booking on our platform, we will continue to invest in growing the size and quality of our host community. We plan to attract more hosts globally and expand new use cases such as long-term stays. We will support emerging travel trends, such as local travel and remote working, and design new ways to host. Finally, we will continue to increase the support we provide our hosts to deliver high-quality stays and experiences for guests. We plan to design new tools and services and to offer comprehensive host education, partnering with hosts to teach the art and science of great hosting. We believe that we have just scratched the surface of the opportunities that hosting can provide.

•Grow and engage our guest community. We intend to attract new guests to Airbnb and convert more of them into brand advocates. We will continue to focus on engaging our existing guests to return to book and to use Airbnb with more frequency. With new behaviors evolving during the COVID-19 pandemic, we imagine the way that people approach work, living, and travel will fundamentally change. We believe there will be opportunities to create products based on these new behaviors and attract more guests to our platform. Finally, we plan to develop new ways for our guests to connect with each other and to contribute back to Airbnb.

•Invest in our brand. We intend to invest more deeply in our brand to educate new hosts and guests on the benefits of Airbnb and the uniqueness of our offering. We also intend to leverage our brand by creating a cohesive and integrated marketing strategy punctuated by product launches that introduce new features to our community and prospective hosts and guests.

•Expand our global network. We plan to expand our global network in the countries in which we already have a deep presence, as well as to expand into markets where our penetration is lower, such as India, China, Latin America, Southeast Asia, and tens of thousands of smaller markets and remote areas around the world. We will make Airbnb more accessible in more places by further localizing our product, and we will partner with communities to update laws and regulations for short-term rentals to allow more hosts to participate. As we attract more hosts, even more guests are likely to come to Airbnb, attracting even more hosts.

•Innovate on our platform. We will innovate both the online and in-person experiences for our hosts and our guests. Our innovation will be focused on improving our host and guest experience, making Airbnb more accessible and appealing for new hosts and guests and driving increased engagement and loyalty with our existing community.

•Design new products and offerings. We will design new opportunities for connection. As the world continues to change, we will continue to bring together new technologies with our design expertise to expand possibilities for our hosts and offer new experiences for our guests. We will increase the capabilities of our website and mobile apps while bringing an innovative approach to designing host and guest interfaces in our products.
Our Strategy for Adapting to COVID-19
Many of our hosts have been severely impacted by COVID-19, with increased cancellations and a drop in bookings. Despite the impact of COVID-19 on host earnings and our business, our host and active listing counts were stable for the year ended December 31, 2020 as compared to the year ended December 31, 2019. We count the number of hosts on our platform based on the number of users with available listings, defined as accommodations and experiences that are viewable on a certain date on our platform (excluding Hotel Tonight), as of a certain date and we consider a listing of a home or an experience to be an “active listing” if it is viewable on Airbnb and has been previously booked at least once on Airbnb (excluding Hotel Tonight). In addition, many of our guests have been unable to travel during the COVID-19 pandemic. Despite this, starting in the second half of 2020, demand from guests grew year-over-year for stays less than 50 miles and within 50-300 miles from guest origin and long-term stays, or stays on our platform of at least 28 nights. We believe the way people travel will fundamentally change. Since the pandemic started, we have seen guests turn to Airbnb for new use cases, such as living closer to family, living nomadically, working remotely, and remote schooling.

We believe that the COVID-19 pandemic reinforced that travel is an enduring human desire, even in the face of challenges. People have increasingly sought travel options closer to home during COVID-19, and Airbnb’s offerings are well suited to adapt to this changing dynamic. We offer all types of accommodations, allowing guests to find spaces suited to their individual needs under these circumstances. We have worked closely with our hosts, guests, and communities to prioritize and support safe and responsible travel during these challenging times and have adapted our offerings for changing trends in travel and experiences.

Specifically, based on the increase in domestic and short-distance travel, we updated our website and mobile apps to actively promote available local and non-urban stays so guests can find something that fits their unique needs for location and desired length of time. In addition, in order to support hosts and guests during the COVID-19 pandemic, we applied our extenuating circumstances policy to a significant number of impacted reservations. This policy allows hosts and guests to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. To support our hosts and lessen the impact of cancellations under this policy, we committed up to $250 million for hosts impacted by COVID-19 and an additional $17 million fund for Superhosts, the majority of which was distributed as of December 31, 2020. The reservations eligible for the $250 million host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. Check-ins represent individual stays or experiences that occur during a period that have not been canceled. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies.

Our Platform

Our Platform for Hosts

Hosts have a variety of needs, and we are focused on designing solutions to serve them. We built our platform to seamlessly onboard new hosts, especially those who previously had not considered hosting. We partner with hosts throughout the process of setting up their listing and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, host protections, pricing recommendations, and feedback from reviews. Our host protection program provides property damage protection of up to $1 million for every listing and liability coverage to hosts of up to $1 million per occurrence in the event of third-party claims of personal injury or property damage. We are constantly innovating our platform to deliver new tools and services to make hosting easier and empower hosts to earn income doing what they love.

Our Platform for Guests

Airbnb’s website and mobile apps provide our guests with an engaging way to explore a wide variety of unique homes and experiences and an easy way to book them. Our homepage showcases inspiring, browsable content that highlights the product’s range and shows off the best of our inventory. The listing for each stay or experience tells potential guests everything they need to know through photos, reviews from past guests, and detailed descriptions. At checkout, guests can review trip details and pay all on one simplified screen. Everything a guest needs to know before, during, or after their trip is stored on one clear, easy-to-follow page. We enable customizable wishlists for guests in the planning stage of travel, in-app guest-to-host messaging before, during, and after a trip, and an easy way to leave reviews that contribute back to the Airbnb community.
Our System of Trust

One of our core innovations has been the design of a system that allows millions of strangers to trust one another. Hosts and guests have the ability to communicate before booking, pay through our secure payments platform, and post reviews after their stays or experiences. Our trust team works to help protect our community by deploying risk scoring, fraud detection, screening, verification, and other technologies and processes that vary depending on the region. Our trained safety agents are available should our hosts and guests need to reach us. We offer additional support to our community through our Host Guarantee Program which protects hosts against property damage of up to $1 million, and our Host Protection Insurance and Experience Protection Insurance, which provide liability insurance of up to $1 million to protect our hosts against qualifying third-party claims for personal injury or property damage. Through our trust innovations, our goal is to help make Airbnb stays and experiences safe for hosts, guests, and communities.

The system for trust that we have designed includes the following components: reviews, secure messaging and account protection, risk scoring, secure payments, watchlist and background checks in certain jurisdictions, cleanliness, fraud and scam prevention, insurance and protections, booking restrictions, an urgent safety line, 24/7 neighborhood support line, and guest refund policy.

In addition to these components, we have new initiatives in the pipeline and will continue to create additional features to strengthen the trust and safety on our platform. Designing for trust has been a core principle from the very beginning, and as we innovate new ways for strangers to trust one another, we make it possible for more connections to be made.
Our Technology

We built our technology platform to power our global network of hosts and guests. As of December 31, 2020, we had approximately 1,480 engineers within our product development organization. Given the nature of the business, our technology platform has broad and complex requirements:

•Our core platform supports global payment capabilities, multilingual real-time community safety and support, and city-specific product requirements, and it contains sophisticated anti-fraud measures.
•It delivers deep business intelligence insights to manage our marketplace, including pricing insights and occupancy optimization for our hosts.
•It incorporates sophisticated machine learning to power key areas, from fraud detection to enabling customized and real-time community support.
•To allow us to respond even more rapidly and efficiently to evolving consumer needs, we are moving our platform from a legacy monolith to a service-oriented architecture.
Our transition to a service-oriented architecture is only one part of a plan to make our core business capabilities available as granular services that accelerate creation of new products and offerings. This work will continue as we build a platform that is increasingly robust, agile, and efficient. In parallel, we will continue to develop our foundational technology with a focus on the following broad capabilities:

•Data management systems that continue to support user privacy, analytics, machine learning, and business insights.
•Service reliability leading to best-in-class performance centered on availability, latency, disaster recovery and business continuity, security, testability, observability, operability, and agility.
•Cloud support focusing on robust capabilities for granular attribution and usage patterns to realize efficiency gains. We currently rely primarily on Amazon Web Services to provide cloud computing services.
Our aim in making these investments is to continue to develop a robust platform that allows us to more quickly adapt to the needs of our hosts and guests around the world and increase the productivity of our product development organization.
Our Marketing
Our marketing strategy includes brand marketing, communications, and performance marketing. Brand marketing increases awareness among potential hosts and guests, helping them understand the benefits of hosting and booking stays and experiences and what makes these stays and experiences distinctly Airbnb. Our communications team works across press, policy, and influencers to share timely and important news about Airbnb. They also oversee the execution of a global consumer, product, corporate, and policy communications plan that supports our brand strategy and generates considerable press and social media coverage. While performance marketing drives additional traffic from high-intent prospective guests, the strength of the Airbnb brand and our communications strategy allows us to be less reliant on performance marketing.

Our Employees
As of December 31, 2020, we had 5,597 employees in 27 cities around the world. Because of the COVID-19 crisis, we made the difficult decision to reduce our workforce by approximately 1,800 employees in May 2020, which was approximately a quarter of our workforce at the time.

As of December 31, 2020, we relied on a network of approximately 7,570 third-party partners that are spread across 24 sites, and individuals who work from home around the world to handle the vast majority of our community support contacts. Our internal community support employees are comprised of operations teams who handle complex and sensitive issues and enablement teams who support all community-facing teams, including our partners. We are proud of our approach to working with partners and our deep relationships with them.
Our Culture
The most defining part of working at Airbnb is our culture. Our culture is optimistic, with people who are passionate about our mission, caring about others, and curious about the world. We took the unique characteristics of the people at Airbnb and distilled them to four values:

•Champion the mission. Our employees are deeply passionate about connection and belonging, and the product that we make to deliver this. In fact, many of our employees are people from our host and guest community whom we hired.
•Be a host. Our employees are the kind of people who like caring for others and making them feel like they belong, just like the hosts in our community.
•Embrace the adventure. Our employees are curious and optimistic — you have to be an optimistic person to believe that the idea of Airbnb is a good one, and you have to be curious about other people and cultures to want to connect with them.
•Be a cereal entrepreneur. Our employees are bold and resourceful.

We believe that every person who joins Airbnb, from board members and executives to college new hires, should share these four attributes. Most importantly, we believe that whatever we want to happen outside the walls of Airbnb should first start inside Airbnb. This starts with our own employees. In this way, our culture is the source of all future innovation, and a North Star for how people in our community should treat each other.

Diversity and Belonging

At Airbnb, diversity and belonging is more than a corporate responsibility — it is central to what we stand for. We attract a diverse group of people and welcome their varied knowledge, experiences, and backgrounds. Through our hiring process, we commit to encouraging diversity and eliminating bias, and we publish the changing demographic makeup of our workforce to hold ourselves accountable.

As of December 31, 2020, under-represented minority populations represented 12% of our U.S.-based employees and those who identify in the gender binary as women made up 47% of our global employees. We have set a goal for ourselves by the end of 2025 to have 20% of our product development and information technology employees be under-represented minorities at all levels, 20% of our U.S. employees be under-represented minorities, and 50% of employees at all levels be women, using the gender binary. Also, we announced a commitment that 20% of our Board of Directors and Executive Team, collectively, will be people of color by the end of 2021.

Reducing the Incidents of Bias on Airbnb

Airbnb is centered around belonging, and discrimination is a central obstacle to it. Just as discrimination exists in society, it exists in the Airbnb community, and we are committed to combating it. In 2016, we began taking steps to address discrimination on Airbnb.
First, we created the Airbnb Nondiscrimination Policy, which we required every host and guest to agree to in order to use Airbnb. If a host or guest does not agree to the policy, they are removed from our platform.
Next, we created an anti-discrimination team of technical professionals that work to fight bias and discrimination, changed the way we show profile photos so hosts only see a guest’s photo after a reservation is confirmed, and distributed an antiracism guide to our hosts and guests in the United States.

Most recently, in June 2020, we launched Project Lighthouse, a groundbreaking project launched in partnership with Color of Change, the nation’s largest online racial justice organization, along with guidance from civil rights groups and privacy rights organizations. Project Lighthouse will allow us to measure discrimination on Airbnb based on perception. These perceptions will be aggregated and used to identify and measure discrepancies in people’s experiences that could be the result of discrimination. We will use the findings from Project Lighthouse to inform and design our products and policies to combat racial discrimination that Black guests and other people of color face when using Airbnb.

Regulations

We are subject to laws, regulations, and rules that affect the short-term rental and home sharing business at city, state and country levels. While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental laws, and could follow suit and enact regulations. New laws, regulations, government policies, or changes in their interpretations in the approximately 100,000 cities where we operate entail significant challenges and uncertainties. In the event of any such changes, pre-existing bookings may not be honored and current and future listings and bookings could decline significantly, and our relationship with our hosts and guests could be negatively impacted. We seek to work with governments to establish clear, fair, and workable home sharing rules to create clarity for our hosts.

No single city represented more than 1.1% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2020 or 1.2% of our active listings as of December 31, 2020. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new customers, while our refunds to customers are part of our customer support activities. We do not believe that the current regulations in our top 10 cities, in the aggregate, have had or are expected to have a material adverse impact on our results of operations and financial condition. We will continue to collaborate with policymakers to implement sensible legislation around the world.

In addition to laws, regulations, and rules directly applicable to the short-term rental and home sharing business, we are subject to a wide variety of laws, regulations and rules governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data protection, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws, regulations, and rules governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; privacy, data protection, and cybersecurity; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. We have received communications from numerous foreign, federal, state, and local governments regarding the application of tax laws or regulations to our business or demanding data about our hosts and guests to aid in threatened or actual enforcement actions against our hosts and guests. In many jurisdictions where applicable, we have agreed to collect and remit various taxes on behalf of our hosts. We have been subject to complaints by, and are involved in a number of lawsuits brought by, certain government entities for alleged responsibility for direct or indirect taxes. In some jurisdictions we are in disputes with respect to past and future taxes. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various types of taxes to businesses like ours. Laws and regulations relating to taxes as applied to our platform, and to our hosts and guests, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied.

As we continue to expand the reach of our brand into additional markets, we will be increasingly subject to additional laws, regulations, and rules. These laws, regulations, and rules are complex and constantly evolving and can be subject to significant change. Some of these laws, regulations, and rules are inconsistent and ambiguous and are being tested in courts, and could be interpreted by regulators and courts in ways that could materially adversely affect our business, results of operations, and financial condition. Moreover, certain laws, regulations, and rules have not historically been applied in the context of the short-term rental and home sharing business, so the application and interpretation of these requirements are often uncertain.

For additional information regarding these and other laws, regulations, and rules that affect us and our business, see Note 13, Commitments and Contingencies – Legal and Regulatory Matters – Regulatory Matters to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Seasonality
Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and Europe, the Middle East, and Africa (“EMEA”). Nights and Experiences Booked on our platform in a period represents the sum of the total number of nights booked for stays and the total number of seats booked for experiences, net of cancellations and alterations that occurred in that period.

Our business metrics including Gross Booking Value (“GBV”) and Adjusted EBITDA can also be impacted by the timing of holidays and other events. GBV represents the dollar value of bookings on our platform in a period and is inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations that occurred during that period. Adjusted EBITDA is defined as net income or loss adjusted for (i) provision for (benefit from) income taxes; (ii) interest income, interest expense, and other income (expense), net; (iii) depreciation and amortization; (iv) stock-based compensation expense and stock-settlement obligations related to the initial public offering (“IPO”); (v) acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements; (vi) net changes to the reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with hosts for collecting and remitting such taxes; and (vii) restructuring charges.

We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue, which consists of service fees, net of incentives and refunds, charged to our customers, and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. Our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and lower sequential level of Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash
Flow is typically negative. Free Cash Flow represents net cash provided by (used in) operating activities less purchases of property and equipment. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme.

In 2020, we have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally.
Data Protection and Privacy

Our business uses, collects, and processes the personal data of individuals in more than 220 countries and regions. As a result, compliance with laws on data protection and privacy regulating the storage, sharing, use, processing, transfer, disclosure, and protection of personal data is core to our strategy and integral to the creation of trust in our platform. We take a variety of technical and organizational security measures and other procedures and protocols to protect data, including data pertaining to hosts, guests, employees, and other users. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Regulators around the world continue to propose more stringent data protection and privacy laws, and these laws are rapidly increasing in number, complexity, enforcement, fines, and penalties. For example, the European General Data Protection Regulation 2016/679 (“GDPR”) became effective on May 25, 2018 and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union and European Economic Area. The GDPR regulates a broad array of personal data that can directly or indirectly identify an individual and imposes stringent data protection requirements with significant penalties for noncompliance. Many large geographies, which are important to our success, including Australia, Brazil, Canada, China, and India, have passed or are in the process of passing comparable data privacy legislation or regulations.

In the United States, the Federal Trade Commission and the Department of Commerce continue to call for greater regulation of the collection of personal data, as well as restrictions for certain targeted advertising practices. Numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (“CCPA”) went into effect in California on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours and requires us to modify our data processing practices and policies and incur compliance related costs and expenses. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which further expands the CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements.

These and other data protection and privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these and other laws could result in penalties or significant legal liability. Although we take steps to comply with applicable laws and regulations, we cannot assure that we will not be subject to regulatory or private action, including fines for non-compliance of data protection and privacy laws, including in the event of an incident. We could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition.

Competition

We operate in a highly competitive environment. As we seek to expand our community globally, we face competition in attracting hosts and guests.

Competition for Hosts

We compete to attract and retain hosts to and on our platform to list their homes and experiences, as hosts have a range of options for doing so. We compete for hosts based on many factors including the volume of bookings generated by our guests, ease of use of our platform, the service fees we charge, host protections, such as our Host Protection Insurance, and our brand. Throughout the COVID-19 pandemic, we have also competed based on our cancellation and extenuating circumstances policies that applied as the virus spread across the world. We believe that hosts can earn more per night on Airbnb than other travel platforms due to our guest demand, our host tools that empower hosts to be successful, and our community built on trust and human interaction.

Competition for Guests

We compete to attract and retain guests to and on our platform, as guests have a range of options to find and book accommodations and experiences. We compete for guests based on many factors, including unique inventory and availability of listings, the value and all-in cost of our offerings relative to other options, our brand, ease of use of our platform, the trust and safety of our platform, and community support. Throughout the COVID-19 pandemic, we have also competed based on the availability of inventory close to where guests live and in non-urban markets, as well as the perceived safety and cleanliness of listings on our platform.
Our competitors include:

•Online travel agencies (“OTAs”), such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com); Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity); Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner); Meituan Dianping; Fliggy (a subsidiary of Alibaba); Despegar; MakeMyTrip; and other regional OTAs;
•Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines;
•Listing and meta search websites, such as TripAdvisor, Trivago, Mafengwo, AllTheRooms.com, and Craigslist;
•Hotel chains, such as Marriott, Hilton, Accor, Wyndham, InterContinental, OYO, and Huazhu, as well as boutique hotel chains and independent hotels;
•Chinese short-term rental competitors, such as Tujia, Meituan B&B, and Xiaozhu; and
•Online platforms offering experiences, such as Viator, GetYourGuide, Klook, Traveloka, and KKDay.
We believe we compete favorably based on multiple factors, including the differentiated breadth and depth of stays and experiences offered on Airbnb, our global scale and geographic reach, the strength and loyalty of our host and guest community, our brand, organic traffic, our platform functionality, including community support, payments, and host protections, and the extensibility of our platform.
Our Intellectual Property
Our intellectual property is an important component of our business. To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, domain names, social media handles, know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other intellectual property and contractual rights.

As of December 31, 2020, we had 120 issued patents and 139 pending patent applications worldwide. We also acquired a patent portfolio in December 2020 as a part of the litigation settlement with IBM. We own a trademark portfolio with protections in more than 162 countries in which we currently operate for our primary brands — AIRBNB and our Bélo logo. Additionally, we own trademark protections around the world for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color; localizations, translations, and transliterations of our primary brands, and brands associated with businesses we have acquired.
We have registered domain names that we use in or relate to our business, such as the <airbnb.com> domain name and country code top level domain name equivalents.

Corporate Information

We were incorporated on June 27, 2008 as AirBed & Breakfast, Inc., a Delaware corporation. On November 15, 2010, we changed our name to Airbnb, Inc. Our principal executive offices are located at 888 Brannan Street, San Francisco, California 94103, and our telephone number is (415) 510-4027.

Available Information

Our website address is www.airbnb.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.
Risks Related to Our Business
The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, governments have imposed various restrictions, including emergency declarations at the federal, state, and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures, which have had and may continue to have a material adverse impact on our business and operations and on travel behavior and demand.
The COVID-19 pandemic, which has required and may continue to require cost reduction measures, has materially adversely affected our near-term operating and financial results and will continue to materially adversely impact our long-term operating and financial results. During the fourth quarter of 2020, another wave of COVID-19 infections emerged. As a result, countries imposed strict lockdowns, in particular in Europe. Similar to the impact of the initial COVID-19 wave in March 2020, we are seeing a decrease in bookings in the most affected regions and saw a significantly greater year-over-year decline in Nights and Experiences Booked and GBV in the fourth quarter of 2020 than in the third quarter of 2020. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19 both globally and within the United States, the prevalence of local, national, and international travel restrictions, significantly reduced flight volume, the impact on capital and financial markets and on the U.S. and global economies, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter-in-place orders and travel advisories are lifted, demand for our offerings, particularly those related to cross-border travel, may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our business partners and third-party vendors and service providers, and we may continue to be materially adversely impacted as a result of the material adverse impact our business partners and third-party vendors suffer now and in the future. To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Annual Report on Form 10-K. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, results of operations, and financial condition.
In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, in May 2020, we announced a reduction in our workforce of approximately 1,800 employees. This reduction in workforce particularly impacted our marketing, design, customer service, transportation, Airbnb Studios, Hotels, and Airbnb Luxe teams. This reduction in workforce also resulted in the loss of institutional knowledge, relationships, and expertise for critical roles, which may not have been effectively transferred to continuing employees and may divert attention from operating our business, create personnel capacity constraints, and hamper our ability to grow, develop innovative products, and compete. Any of these impacts could materially adversely impact our business and reputation and impede our ability to operate or meet strategic objectives. This has led to increased attrition and could lead to reduced employee morale and productivity and problems retaining existing and recruiting future employees, which could have a material adverse impact on our business, results of operations, and financial condition. The reduction in force and other restructuring activities resulted in a charge of $151.4 million in 2020.
Most of our employees and third-party vendors and service providers are working remotely, and it is possible that widespread remote work arrangements could have a materially negative impact on host and guest satisfaction resulting from potential delays or slower than usual response times in receiving assistance from our customer support organization. The negative impact on our hosts’ and guests’ satisfaction could adversely impact our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers that perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security, and fraud risks. The reduction in force in May 2020 and remote work arrangements resulting from the COVID-19 pandemic caused us to recognize an impairment of certain of our real property lease arrangements, and depending on the duration and extent of the remote work arrangements, we may incur additional impairment charges related to our real property lease agreements. The manner in which we have adjusted our business following the COVID-19 pandemic is based on our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities, and is subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

We have incurred net losses in each year since inception, and we may not be able to achieve profitability.
We incurred net losses of $16.9 million, $674.3 million, and $4.6 billion for the years ended December 31, 2018, 2019, and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $6.0 billion. Historically, we have invested significantly in efforts to grow our host and guest community, introduced new or enhanced offerings and features, increased our marketing spend, expanded our operations, hired additional employees, and enhanced our platform. Beginning in the second quarter of 2020, as a result of COVID-19 pandemic, we have significantly reduced our fixed and variable costs including a reduction in force and a suspension of substantially all discretionary marketing program spend. However, overall, we expect to resume making significant investments in our business and our host and guest community, including improvements to our payments platform, trust and safety on our platform, technology, infrastructure, and investments in our brand. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In particular, we expect the ongoing economic impact from the COVID-19 pandemic to continue to materially and adversely impact our revenue and financial results for 2021. While we have enacted measures to reduce our expenses, we expect to incur a significant net loss for 2021 primarily as a result of the continued impact of the COVID-19 pandemic, stock-based compensation expense, and interest expense.
Certain of our offerings and certain regions in which we operate result in listings with lower service fees and will require significant additional investments from us, which could have a materially negative impact on our overall operating margins as these offerings and regions increase in size over time relative to other areas in which we operate. For example, seats for Airbnb Experiences are generally booked at lower prices than nights booked for stays. In addition, we have changed, and may in the future reduce, our service fees for strategic or competitive reasons. Any failure to increase our revenue or any failure to manage the increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA.

We have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with substantially all of such RSUs vesting upon the satisfaction of both a service-based vesting condition and a liquidity-based vesting condition. Our financial statements as of December 31, 2020 and for the year then-ended include stock-based compensation expense of $2.8 billion associated with the vesting of RSUs in connection with our initial public offering for which the requisite service-based vesting condition was met as of December 31, 2020. Following our initial public offering in December 2020, we began recording stock-based compensation expense for RSUs where the liquidity-based vesting condition was satisfied upon the effectiveness of our registration statement for the initial public offering on December 9, 2020. Stock-based compensation expense related to RSUs and other equity awards will continue to be a significant expense in future periods.
Our Adjusted EBITDA and Free Cash Flow have been declining, and this trend could continue.

We had Adjusted EBITDA of $170.6 million, $(253.3) million, and $(250.7) million for the years ended December 31, 2018, 2019, and 2020, respectively. Our Free Cash Flow was $504.9 million, $97.3 million, and $(667.1) million for the years ended December 31, 2018, 2019, and 2020, respectively. Our Adjusted EBITDA and Free Cash Flow declined in 2019, as a result of our decision to make 2019 a year in which we made significant investments in new product and growth initiatives, including in China, and to improve our technical infrastructure. As a result of the COVID-19 pandemic and the resulting impact on the travel industry, our Adjusted EBITDA and Free Cash Flow remained negative in 2020, and we may experience declines in Adjusted EBITDA and Free Cash Flow as long as the COVID-19 pandemic continues to materially adversely impact our business. Other adverse developments in our business, including lower than anticipated revenue, higher than anticipated operating expenses, and net unfavorable changes in working capital, could hinder our ability to reverse the recent negative trend in our Adjusted EBITDA and Free Cash Flow. If our future Adjusted EBITDA or Free Cash Flow fail to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA and Free Cash Flow are supplemental metrics that are not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA and Free Cash Flow to the most directly comparable financial measure stated in accordance with GAAP and for additional information.
Our revenue growth rate has slowed, and we expect it to continue to slow in the future.
We have experienced significant revenue growth in the past; however, our revenue growth has slowed in recent periods and there is no assurance that historic growth rates will return. Our year-over-year growth rate in revenue decreased in 2019 as compared to 2018 and also decreased in 2018 as compared to 2017. For the year ended December 31, 2020, as a result of the COVID-19 pandemic, our revenue decreased significantly compared to the year ended December 31, 2019. Our future revenue growth depends on the growth of supply and demand for listings on our platform, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

•the COVID-19 pandemic and its impact on the travel and accommodations industries;
•our ability to retain and grow the number of guests and Nights and Experiences Booked;
•our ability to retain and grow the number of hosts and the number of available listings on our platform;
•events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
•competition;
•the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, hosts, and/or guests, including changes in short-term occupancy and tax laws;
•the attractiveness of home sharing to prospective hosts and guests;
•the level of consumer awareness and perception of our brand;
•our ability to build and strengthen trust and safety on our platform and among members of our community;
•the level of spending on brand and performance marketing to attract hosts and guests to our platform;

•our ability to grow new offerings and tiers, such as Airbnb Experiences, and to deepen our presence in certain geographies;
•timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
•other risks described elsewhere in this Annual Report on Form 10-K.
A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in host and guest preferences, any of the other factors described above, or in this Annual Report on Form 10-K or otherwise, will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be materially adversely affected.
If we fail to retain existing hosts or add new hosts, or if hosts fail to provide high-quality stays and experiences, our business, results of operations, and financial condition would be materially adversely affected.
Our business depends on hosts maintaining their listings on our platform and engaging in practices that encourage guests to book those listings, including increasing the number of nights and experiences that are available to book, providing timely responses to inquiries from guests, offering a variety of desirable and differentiated listings at competitive prices that meet the expectations of guests, and offering exceptional hospitality, services, and experiences to guests. These practices are outside of our direct control. If hosts do not establish or maintain a sufficient number of listings and availability for listings, the number of Nights and Experiences Booked declines for a particular period, or the price charged by hosts declines, our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.
Hosts manage and control their spaces and experiences and typically market them on our platform with no obligation to make them available to guests for specified dates and with no obligation to accept bookings from prospective guests. We have had many hosts list their properties on our platform in one period and cease to offer these properties in subsequent periods for a variety of reasons. While we plan to continue to invest in our host community and in tools to assist hosts, these investments may not be successful in growing our hosts and listings on our platform. In addition, hosts may not establish or maintain listings if we cannot attract prospective guests to our platform and generate bookings from a large number of guests. If we are unable to retain existing hosts or add new hosts, or if hosts elect to market their listings exclusively with a competitor or cross-list with a competitor, we may be unable to offer a sufficient supply and variety of properties or experiences to attract guests to use our platform. In particular, it is critical that we continue to attract and retain individual hosts who list their spaces, including private rooms, primary homes, or vacation homes on Airbnb. We attract individual hosts predominantly through organic channels such as word of mouth and our strong brand recognition. If we are unable to attract and retain individual hosts in a cost-effective manner, or at all, our business, results of operations, and financial condition would be materially adversely affected.
Professional hosts, including property management companies, serviced apartment providers, and boutique hotels, expand the types of listings available to our guests. These professional hosts often list on our platform as well as on the platforms of our competitors. We do not control whether professional hosts provide us with a sizable allocation of rooms and competitive pricing relative to the same properties listed with other services. If we are not able to effectively deploy professional tools, application programming interfaces, and payment processes, work with third-party channel managers, and develop effective sales and account management teams that address the needs of these professional hosts, we may not be able to attract and retain professional hosts. If our fee structure and payment terms are not as competitive as those of our competitors, these professional hosts may choose to provide less inventory and availability with us. Historically, we have seen an increase in the number of, and revenue from, professional hosts on our platform. The uniqueness of listings on our platform will be negatively impacted if the number of individual hosts does not grow at the same rate.
In addition, the number of listings on Airbnb has declined and may continue to decline as a result of a number of other factors affecting hosts, including: the COVID-19 pandemic; enforcement or threatened enforcement of laws and regulations, including short-term occupancy and tax laws; private groups, such as homeowners, landlords, and condominium and neighborhood associations, adopting and enforcing contracts that prohibit or restrict home sharing; leases, mortgages and other agreements, or regulations that purport to ban or otherwise restrict home sharing; hosts opting for long-term rentals on other third-party platforms as an alternative to listing on our platform; economic, social, and political factors; perceptions of trust and safety on and off our platform; negative experiences with guests, including guests who damage host property, throw unauthorized parties, or engage in violent and unlawful acts; and our decision to remove hosts from our platform for not adhering to our host standards or other factors we deem detrimental to our community. We believe a number of our hosts are individuals who rely on the additional income generated from our platform to pay their living expenses or mortgages or have acquired properties specifically for listing. It is not yet clear what financial impact the severe travel reduction occurring during the COVID-19 pandemic will have on these individuals or whether they will be able to keep their homes or operate their businesses as travel resumes. Our business, results of operations, and financial condition could be materially adversely affected if our hosts are unable to return to normal operations in the near to immediate term.
We believe that our host protection programs are integral to retaining and acquiring hosts. Our Host Protection Insurance and Experience Protection Insurance provide liability coverage to our hosts, with amounts paid to claimants, for up to $1 million per occurrence in the event of a third-party claim of bodily injury or property damage related to a stay or experience, and our Host Guarantee Program provides reimbursement of up to $1 million for loss or damages to a host property caused by guests during a reservation. If we discontinue these programs, whether because our payouts under these programs or our insurance premiums become cost prohibitive or for any other reason, then the number of hosts who list with us may decline.
In addition to a reduction in the number of bookings, we have incurred, and expect to continue to incur, higher than normal payments via refunds and travel credit issuance to guests who cancel for reasons related to COVID-19. Under our extenuating circumstances policy, guests who made reservations on or before March 14, 2020 and cannot travel due to the pandemic have been eligible to cancel their reservations for a full cash refund or in some cases travel credit. Similarly, hosts with reservations confirmed on or before March 14, 2020 who cannot host due to the pandemic have been eligible to cancel under this policy without adverse consequences. A large number of guest cancellations under the policy caused lost earnings for our hosts. To support our hosts and lessen the impact of cancellations under our extenuating circumstances policy, we have made a $250 million commitment, the majority of which has been distributed as of December 31, 2020, which provides hosts a portion of the amount they expected to earn from bookings that were canceled under this policy. The reservations eligible for this support program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies. Because this commitment is limited in amount and timeframe, hosts will not receive full payment related to guest cancellations, and some hosts may remove their listings from our platform if they are not satisfied with our policies during the COVID-19 pandemic. We have not seen a material change in the number of active listings on our platform between December 2019 and December 2020. For the year ended December 31, 2020, we recorded in our consolidated statement of operations $205.1 million in payments to customers under this policy.
Hosts and guests whose reservations are canceled under our extenuating circumstances policy have had and may continue to have a negative view of such policy and may experience negative financial impacts as a result of such cancellations. This could materially negatively impact our relationship with our hosts and guests, resulting in hosts leaving our platform, removing their listings and/or offering less availability, or fewer repeat guests, which in turn could have a material adverse impact on our business, results of operations, and financial condition.
If we fail to retain existing guests or add new guests, our business, results of operations, and financial condition would be materially adversely affected.
Our success depends significantly on existing guests continuing to book and attracting new guests to book on our platform. Our ability to attract and retain guests could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

•events beyond our control such as the COVID-19 pandemic, other pandemics and health concerns, increased or continuing restrictions on travel, immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
•political, social or economic instability;
•hosts failing to meet guests’ expectations, including increased expectations for cleanliness in light of the COVID-19 pandemic;
•increased competition and use of our competitors’ platforms and services;
•hosts failing to provide differentiated, high-quality, and an adequate supply of stays or experiences at competitive prices;
•guests not receiving timely and adequate community support from us;
•our failure to provide new or enhanced offerings, tiers, or features that guests value;
•declines or inefficiencies in our marketing efforts;
•negative associations with, or reduced awareness of, our brand;
•actual or perceived racial discrimination by hosts in deciding whether to accept a requested reservation;
•negative perceptions of the trust and safety on our platform; and
•macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally.

In addition, if our platform is not easy to navigate, guests have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the listings and other content provided on our platform is not displayed effectively to guests, we are not effective in engaging guests across our various offerings and tiers, or we fail to provide an experience in a manner that meets rapidly changing demand, we could fail to convert first-time guests and fail to engage with existing guests, which would materially adversely affect our business, results of operations, and financial condition.

Any further and continued decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries. The outbreak of COVID-19 has caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on cross-border travel. In addition, most airlines have suspended or significantly reduced their flights during this period, further decreasing opportunities for travel. This has led to a decrease in our bookings and an increase in cancellations and associated claims brought against us. We expect that COVID-19 will continue to materially adversely impact our bookings and business in 2021 and beyond. The extent and duration of such impact over the longer term remains uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the timing, availability, and effectiveness of a vaccine, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior in general, and on our business in particular. See our risk factor titled “— The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.”

Other events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, severe weather, droughts, and volcanic eruptions, and travel-related health concerns including pandemics and epidemics such as Ebola, Zika, and Middle East Respiratory Syndrome, restrictions related to travel, trade or immigration policies, wars, terrorist attacks, sources of political uncertainty, such as the United Kingdom’s departure from the European Union (“Brexit”), political unrest, protests, violence in connection with political or social events, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition. Events such as sudden outbreaks of wars or regional instability have led to a large number of localized cancellations and safety concerns, which harm our business and our relationship with our hosts and guests. In addition, increasing awareness around the impact of air travel on climate change and the impact of over-tourism may adversely impact the travel and hospitality industries and demand for our platform and services.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, worldwide or regional recession, unemployment, consumer debt, reductions in net worth, fluctuations in exchange rates, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in the bookings and prices for stays and experiences on our platform and an increase in cancellations, and thus result in lower revenue. Leisure travel in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the current downturn resulting from the COVID-19 pandemic, have led to a general decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting hosts and guests.

•Hosts. We compete to attract, engage, and retain hosts on our platform to list their spaces and experiences. Hosts have a range of options for listing their spaces and experiences, both online and offline. It is also common for hosts to cross-list their offerings. We compete for hosts based on many factors, including the volume of bookings generated by our guests; ease of use of our platform (including onboarding, community support, and payments); the service fees we charge; host protections, such as our Host Protection Insurance, Experience Protection Insurance and Host Guarantee Program; and our brand. Throughout the COVID-19 pandemic, we have also competed based on our cancellation and extenuating circumstances policies.

•Guests. We compete to attract, engage, and retain guests on our platform. Guests have a range of options to find and book spaces, hotel rooms, serviced apartments, and other accommodations and experiences, both online and offline. We compete for guests based on many factors, including unique inventory and availability of listings, the value and all-in cost of our offerings relative to other options, our brand, ease of use of our platform, the relevance and personalization of search results, the trust and safety of our platform, and community support. Throughout the COVID-19 pandemic, we have also competed based on the availability of inventory close to where guests live and in non-urban markets as well as the perceived safety and cleanliness of listings on our platform.
We believe that our competitors include:

•OTAs such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com); Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity); Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner); Meituan Dianping; Fliggy (a subsidiary of Alibaba); Despegar; MakeMyTrip; and other regional OTAs;
•Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines;
•Listing and meta search websites, such as TripAdvisor, Trivago, Mafengwo, AllTheRooms.com, and Craigslist;
•Hotel chains, such as Marriott, Hilton, Accor, Wyndham, InterContinental, OYO, and Huazhu, as well as boutique hotel chains and independent hotels;
•Chinese short-term rental competitors, such as Tujia, Meituan B&B, and Xiaozhu; and
•Online platforms offering experiences, such as Viator, GetYourGuide, Klook, Traveloka, and KKDay.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from hosts and guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater name and brand recognition, longer operating histories, larger marketing budgets, and loyalty programs, as well as substantially greater financial, technical, and other resources. In addition, our current or potential competitors have access to larger user bases and/or inventory for accommodations, and may provide multiple travel products, including flights. As a result, our competitors may be able to provide consumers with a better or more complete product experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or host and guest requirements or preferences. The global travel industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before us.

There are now numerous competing companies that offer homes for booking, which can be available on our platform, on competing platforms, and through direct booking sites. Some of these competitors also aggregate property listings obtained through various sources, including the websites of property managers. Some of our hosts have chosen to cross-list their properties, which reduces the availability of such properties on our platform. When properties are cross-listed, the price paid by guests on our platform may be or may appear to be less competitive for a number of reasons, including differences in fee structure and policies, which may cause guests to book through other services, which could materially adversely affect our business, results of operations, and financial condition. Certain property managers reach out to our hosts and guests to incentivize them to list or book directly with them and bypass our platform, and certain hosts may encourage transactions outside of our platform, which reduces the use of our platform and services.

Some of our competitors or potential competitors have more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by entering the travel and accommodations businesses. For example, some competitors or potential competitors are creating “super-apps” where consumers can use many online services without leaving that company’s app, e.g., in particular regions, such as Asia, where e-commerce transactions are conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers, or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, any of which could materially adversely affect our business, results of operations, and financial condition. We also face increasing competition from search engines including Google. How Google presents travel search results, and its promotion of its own travel meta-search services, such as Google Travel and Google Vacation Rental Ads, or similar actions from other search engines, and their practices concerning search rankings, could decrease our search traffic, increase traffic acquisition costs, and/or disintermediate our platform. These parties can also offer their own comprehensive travel planning and booking tools, or refer leads directly to suppliers, other favored partners, or themselves, which could also disintermediate our platform. In addition, if Google or Apple use their own mobile operating systems or app distribution channels to favor their own or other preferred travel service offerings, or impose policies that effectively disallow us to continue our full product offerings in those channels, it could materially adversely affect our ability to engage with hosts and guests who access our platform via mobile apps or search.
Laws, regulations, and rules that affect the short-term rental and home sharing business have limited and may continue to limit the ability or willingness of hosts to share their spaces over our platform and expose our hosts or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.
Since we began our operations in 2008, there have been and continue to be legal and regulatory developments that affect the short-term rental and home sharing business. Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business in both local and national jurisdictions. Other private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict short-term rentals, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of hosts to list their spaces. In Europe, a group of mayors representing 22 cities (including Amsterdam, Barcelona, and London) has been meeting with the European Commission to seek increased regulatory control in relation to short-term rental platforms. These groups and others cite concerns around affordable housing and over-tourism in major cities, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term rental of properties and/or home sharing. Such regulations include ordinances that restrict or ban hosts from short-term rentals, set annual caps on the number of days hosts can share their homes, require hosts to register with the municipality or city, or require hosts to obtain permission before offering short-term rentals. In addition, some jurisdictions regard short-term rental or home sharing as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property requiring a permitting process. Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, that limit the ability of hosts to share their spaces. If laws, regulations, rules, or agreements significantly restrict or discourage hosts in certain jurisdictions from sharing their properties, it would have a material adverse effect on our business, results of operations, and financial condition.
While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental laws, and could follow suit and enact regulations. New laws, regulations, government policies, or changes in their interpretations in the approximately 100,000 cities where we operate entail significant challenges and uncertainties. In the event of any such changes, pre-existing bookings may not be honored and current and future listings and bookings could decline significantly, and our relationship with our hosts and guests could be negatively impacted, which would have a materially adverse effect on our business, results of operations, and financial condition. For example, if new city regulations requiring us to share host data with such city are implemented, our revenue from listings there may be substantially reduced due to the departure from our platform of hosts who do not wish to share their data with the city. A reduction in supply and cancellations could make our platform less attractive to guests, and any reduction in the number of guests could further reduce the number of hosts on our platform.
While we seek to work with governments, we have in the past, and are likely in the future to, become involved in disputes with government agencies regarding such laws and regulations. For example, some governments have attempted to impose fines on us regarding what they contend is illegal offering of short-term accommodations in violation of applicable laws. Certain jurisdictions have adopted laws and regulations that seek to impose various types of taxes, including lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our hosts and/or us, and withholding obligations on us, as more fully described in our risk factor titled “— Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform.” In addition, some third parties and regulators have asserted that we, through our operations, are subject to regulations with respect to short-term rentals, host registration, licensing, and other requirements for the listing of accommodations and experiences, such as real estate broker or agent licenses, travel agency licenses, and insurance-related licenses. We could be held liable and incur significant financial and potential criminal penalties if we are found to have violated any of these regulations. In certain jurisdictions, we have resolved disputes concerning the application of these laws and regulations by agreeing, among other things, to share certain data with government agencies to assist in the enforcement of limits on short-term rentals as well as the enforcement of safety regulations, and to implement measures to confirm to the government that hosts are operating in compliance with applicable law. When a government agency seeks to apply laws and regulations in a manner that limits or curtails hosts’ or guests’ ability or willingness to list and search for accommodations in that particular geography, we have attempted and may continue to attempt through litigation or other means to defend against such application of laws and regulations, but have sometimes been and may continue to be unsuccessful in certain of those efforts. Further, if we or our hosts and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with hosts and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement will likely be publicly available and could create a precedent that may put us in a weaker bargaining position in future disputes with other governments.
We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage hosts and guests from using our platform, and that could cause us to incur significant liabilities including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.
Hosts list, and guests search for, stays and experiences on our platform in more than 220 countries and regions, and in approximately 100,000 cities throughout the world. There are national, state, local, and foreign laws and regulations in jurisdictions that relate to or affect our business. Moreover, the laws and regulations of each jurisdiction in which we operate are distinct and may result in inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost and increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, host registration, limits on lengths of stays, and other regulations, each of which require us to dedicate significant resources to provide the infrastructure and tools needed on our platform for our hosts to meet these legal requirements and for us to fulfill any obligations we may have. The complexity of our platform and changes required to comply with the large number of disparate requirements can lead to compliance gaps if our internal resources cannot keep up with the pace of regulatory change and new requirements imposed on our platform, or if our platform does not work as intended or has errors or bugs.
It may be difficult or impossible for us to investigate or evaluate laws or regulations in all cities, countries, and regions. The application of existing laws and regulations to our business and platform can be unclear and may be difficult for hosts, guests, and us to understand and apply, and are subject to change, as governments or government agencies seek to apply legacy systems of laws or adopt new laws to new online business models in the travel and accommodations industries, including ours. Uncertain and unclear application of such laws and regulations to host and guest activity and our platform could cause and has caused some hosts and guests to leave or choose not to use our platform, reduce supply and demand for our platform and services, increase the costs of compliance with such laws and regulations, and increase the threat of litigation or enforcement actions related to our platform, all of which would materially adversely affect our business, results of operations, and financial condition. See also our risk factor titled “— We could face liability for information or content on or accessible through our platform.”
There are laws that apply to us, and there are laws that apply to our hosts and/or guests. While we require our hosts and guests to comply with their own independent legal obligations under our terms of service, we have limited means of enforcing or ensuring the compliance of our hosts and guests with all applicable legal requirements. Sometimes governments try to hold us responsible for laws that apply to our hosts and/or guests. Whether applicable to us, our hosts, and/or our guests, the related consequences arising out of such laws and regulations, including penalties for violations of and costs to maintain compliance with such laws and regulations, have had and could continue to have a material adverse effect on our reputation, business, results of operations, and financial condition.
We take certain measures to comply, and to help hosts comply, with laws and regulations, such as requiring registration numbers to be displayed on a listing profile for listings in some jurisdictions where such registration is required. These measures, changes to them, and any future measures we adopt could increase friction on our platform, and reduce the number of listings available on our platform from hosts and bookings by guests, and could reduce the activity of hosts and guests on our platform. We may be subject to additional laws and regulations which could require significant changes to our platform that discourage hosts and guests from using our platform. Our newer offerings, such as Airbnb Experiences, are subject to similar or other laws, regulations, and regulatory actions. In particular, if we become more involved in hosts’ listings and conduct related to bookings, then we are more likely to draw scrutiny and additional regulations from governments and undercut various defenses we may have to claims or attempts to regulate us, which further constrain our business and impose additional liability on us as a platform.
In addition to laws and regulations directly applicable to the short-term rental and home sharing business as discussed in our risk factor titled “— Laws, regulations, and rules that affect the short-term rental and home sharing business have limited and may continue to limit the ability or willingness of hosts to share their spaces over our platform and expose our hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data protection, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services and insurance services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services.
We are also subject to federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements.
As a result of the COVID-19 pandemic, many jurisdictions have also adopted laws, rules, regulations, and/or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions or restricting access to city centers or limiting accommodation offerings in surrounding areas. In addition, many jurisdictions have limited social mobility and gatherings. As the COVID-19 pandemic develops, governments, corporations, and other authorities may continue to implement restrictions or policies that could further restrict the ability of our hosts and guests to participate on our platform.

There is increased governmental interest in regulating technology companies in areas including privacy, tax, data localization and data access, algorithm-based discrimination, and competition. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of housing and travel. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, and in a manner that could materially adversely affect our business, results of operations, and financial condition. We incur significant expenses and commit significant resources to maintain our platform in compliance with laws and regulations; however, there is no assurance that we will be able to fully implement technical upgrades and other system implementations in a timely manner since implementations often involve building new infrastructure and tools, which contain the inherent risk of unplanned errors and defects.

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. For example, the laws and regulations that impact our United Kingdom and European Union operations, including payment processing, privacy and data protection, legal protection for platforms, workers’ rights, and intellectual property, will change after the end of the transitional period following the United Kingdom’s departure from the European Union. In addition, the European Union’s new Platform to Business Regulation, which came into effect in July 2020, required us to make updates to the terms that apply to our business customers, introduce new dispute resolution procedures with business customers, and make changes to our community support operations. Furthermore, some of our hosts or some of our offerings may now or in the future be subject to the European Package Travel Directive, which imposes various obligations upon package providers and upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers. Our efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from operations.

We are subject to regulatory inquiries, litigation, and other disputes, which have materially adversely affected and could materially adversely affect our business, results of operations, and financial condition.

We have been, and expect to continue to be, a party to various legal and regulatory claims, litigation or pre-litigation disputes, and proceedings arising in the normal course of business. The number and significance of these claims, disputes, and proceedings have increased as our company has grown larger, the number of bookings on our platform has increased, there is increased brand awareness, and the scope and complexity of our business have expanded, and we expect they will continue to increase.

We have been, and expect to continue to be, subject to various government inquiries, investigations, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals and home sharing, tax, consumer protection, pricing, advertising, discrimination, data protection, data sharing, payment processing, privacy, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and also management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices, including enabling tax collection, tax reporting, display of host registration numbers, and removal of noncompliant listings. We are unable to predict the outcomes and implications of such inquiries, investigations, and proceedings on our business, and such inquiries, investigations, and proceedings could result in damages, large fines and penalties and require changes to our products and operations, and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adapted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government inquiries, investigations, and proceedings.

We have been involved in litigation with national governments, trade associations and industry bodies, municipalities, and other government authorities, including as a plaintiff and as a defendant, concerning laws seeking to limit or outlaw short-term rentals and to impose obligations or liability on us as a platform. In the United States, we have been involved in various lawsuits concerning whether our platform is responsible for alleged wrongful conduct by hosts who engage in short-term rentals. Claims in such cases have alleged illegal hotel conversions, real estate license requirements, violations of municipal law around short-term occupancy or rentals, unlawful evictions, or violations of lease provisions or homeowners’ association rules. Legal claims have been asserted for alleged discriminatory conduct undertaken by hosts against certain guests, and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the European E-Commerce Directive and its national transpositions are interpreted by the courts or otherwise modified or amended, as our platform and services to our hosts and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, and privacy violations that occurred at listings or experiences during a booking made on our platform. We also have putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

Notwithstanding the decision of the Court of Justice of the European Union (“CJEU”) on December 19, 2019 ruling that Airbnb is a provider of information society services under the E-Commerce Directive, there continue to be new laws and government initiatives within the European Union attempting to regulate Airbnb as a platform. In several cases, national courts are evaluating whether certain local rules imposing obligations on platforms can be enforced against us. For example, we are challenging laws in various European jurisdictions requiring short-term rental platforms to act as withholding tax agent for host income taxes, to collect and remit tourist taxes, and to disclose user data. Adverse rulings in these national cases are possible and could result in changes to our business practices in significant ways, increased operating and compliance costs, and lead to a loss of revenue for us. In addition, the European Union plans to amend the E-Commerce Directive by means of the Digital Services Act.

In addition, in the ordinary course of business, disputes may arise because we are alleged to have infringed third parties’ intellectual property or in which we agree to provide indemnification to third parties with respect to certain matters, including losses arising from our breach of such agreements or from intellectual property infringement claims, or where we make other contractual commitments to third parties. We also have indemnification agreements with certain of our directors, executive officers, and certain other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We may be subject to litigation stemming from these obligations.

Adverse results in any regulatory inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services. Moreover, many regulatory inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and nonmonetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. We use various software platforms that in some instances have limited functionality which may impede our ability to fully retrieve records. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

We could face liability for information or content on or accessible through our platform.

We could face claims relating to information or content that is made available on our platform. Our platform relies upon content that is created and posted by hosts, guests, or other third parties. Although content on our platform is typically generated by third parties, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our hosts and guests. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine and various tort law defenses in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity or responsibility, requirements to maintain immunity or proportionate responsibility, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by hosts and guests or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There is proposed U.S. federal legislation seeking to hold platforms liable for user-generated content, including content related to short-term rentals. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. The European Union is also reviewing the regulation of digital services, and in December 2020, the European Commission published a draft of the proposed Digital Services Act (“DSA”), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. In parallel, the European Commission also published a legislative proposal to introduce new ex ante regulation of online platforms and new market investigation powers as a separate piece of legislation, the Digital Markets Act (“DMA”). If the DMA is enacted, it may contain certain regulatory requirements and/or obligations that negatively impact our business. Some European jurisdictions (such as the United Kingdom and Germany) are also reviewing their competition rules in relation to digital platforms which could lead to new regulations similar to the DMA at national level. While the scope and timing of these proposals are currently evolving, if enacted and applied to our platform, the new rules may adversely affect our business. In countries in Asia and Latin America, generally there are not similar statutes as the CDA or E-Commerce Directive. The laws of countries in Asia and Latin America generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Further, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform failed to take sufficient steps to prevent such content from being uploaded. Because liability often flows from information or content on our platform and/or services accessed through our platform, as we continue to expand our offerings, tiers, and scope of business, both in terms of the range of offerings and services and geographical operations, we may face or become subject to additional or different laws and regulations. Our potential liability for information or content created by third parties and posted to our platform could require us to implement additional measures to reduce our exposure to such liability, may require us to expend significant resources, may limit the desirability of our platform to hosts and guests, may cause damage to our brand or reputation, and may cause us to incur time and costs defending such claims in litigation, thereby materially adversely affecting our business, results of operations, and financial condition.

In the European Union, the Consumer Rights Directive and the Unfair Commercial Practices Directive harmonized consumer rights across the EU member states. In 2018, the European Commission and a group of European consumer protection authorities (through the Consumer Protection Cooperation Network) investigated our customer terms and price display practices, which required us to make certain changes to our terms and price display practices. If Consumer Protection Regulators find that we are in breach of consumer protection laws, we may be fined or required to change our terms and processes, which may result in increased operational costs. Consumers and certain Consumer Protection Associations may also bring individual claims against us if they believe that our terms and/or business practices are not in compliance with local consumer protection laws. Currently, class actions may also be brought in certain countries in the European Union, and the Collective Redress Directive will extend the right to collective redress across the European Union.

Home sharing may not achieve global acceptance.

While home sharing has grown in popularity, home sharing may not achieve global acceptance, particularly in regions where home sharing may not be deemed attractive to hosts and guests due to cultural considerations. The attractiveness of our platform for hosts and guests is impacted by a number of factors, including the willingness of individual hosts to offer their homes on our platform, the willingness of guests to book stays at homes in lieu of more traditional options, such as hotels, our ability to continue to extend our operating model internationally and offer localized services that are desirable to our hosts and guests, and our ability to offer cost-effective alternatives to traditional accommodations. Furthermore, both hosts and guests may be reluctant or unwilling to use our platform because of concerns regarding their safety or the quality of their stays. Many hosts and guests are apprehensive about or not willing to share homes due to concerns surrounding the transmission of COVID-19, and if they are willing to share homes, their ability to do so may be restricted by laws, rules, regulations, or decrees adopted in response to the COVID-19 pandemic.

This uncertainty surrounding acceptance of home sharing is exacerbated by the legacy system of laws and regulations that govern short and long-term accommodations, travel services, real estate brokerage services, and taxes, which generally does not directly address the online home sharing business model. If home sharing does not achieve global acceptance, our growth could be limited, which could materially adversely affect our business, results of operations, and financial condition.

Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

Our brand and our reputation are among our most important assets. Maintaining and enhancing our brand and reputation is critical to our ability to attract hosts, guests, and employees, to compete effectively, to preserve and deepen the engagement of our existing hosts, guests, and employees, to maintain and improve our standing in the communities where our hosts operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. We are heavily dependent on the perceptions of hosts and guests who use our platform to help make word-of-mouth recommendations that contribute to our growth.

Any incident, whether actual or rumored to have occurred, involving the safety or security of listings, hosts, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Airbnb, and any media coverage resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract hosts and guests. In addition, when hosts cancel reservations or if we fail to provide timely refunds to guests in connection with cancellations, guest perception of the value of our platform is adversely impacted and may cause guests to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate community support or our platform policies are perceived to be too permissive, too restrictive, or providing hosts and/or guests with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blogs, and other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some hosts have refrained from, and may in the future refrain from, listing with us, and some guests have refrained from, and may in the future refrain from, using our platform, which could materially adversely affect our business, results of operations, and financial condition.

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of other areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the environment, and public health policies that may cause geopolitical backlash, our business partners, private companies where we have minority investments, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our hosts, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

In addition, we rely on our hosts and guests to provide trustworthy reviews and ratings that our hosts or guests may rely upon to help decide whether or not to book a particular listing or accept a particular booking and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our community. Our hosts and guests may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but we cannot guarantee that these procedures are or will be effective. In addition, if our hosts and guests do not leave reliable reviews and ratings, other potential hosts or guests may disregard those reviews and ratings, and our systems that use reviews and ratings to enforce quality standards would be less effective, which could reduce trust within our community and damage our brand and reputation, and could materially adversely affect our business, results of operations, and financial condition.

Host, guest, or third-party actions that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and our ability to attract and retain hosts and guests and materially adversely affect our reputation, business, results of operations, and financial condition.

We have no control over or ability to predict the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, experience, or otherwise, and therefore, we cannot guarantee the safety of our hosts, guests, and third parties. The actions of hosts, guests, and other third parties have resulted and can further result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, brand and reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us. We do not verify the identity of all of our hosts and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by hosts and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. We screen against certain regulatory, terrorist, and sanctions watch lists, conduct certain criminal background checks for U.S. hosts, U.S. guests, and hosts in India, and conduct additional screening processes to flag and investigate suspicious activities. These processes are beneficial but not exhaustive and have limitations due to a variety of factors, including laws and regulations that prohibit or limit our ability to conduct effective background checks in some jurisdictions, the unavailability of information, and the inability of our systems to detect all suspicious activity. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity on our platform. The criminal background checks for U.S. hosts, U.S. guests, and hosts in India, and other screening processes rely on, among other things, information provided by hosts and guests, our ability to validate that information, the accuracy, completeness, and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area such as in the data privacy space, and on the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility, and we do not run criminal background checks and other screening processes on third parties who may be present during a reservation made through our platform.

In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, compliance with Airbnb policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our hosts’ listings or experiences. We have not in the past and may not in the future undertake to independently verify the location, safety, or suitability of experiences for individual guests, the suitability, qualifications, or credentials of experiences hosts, or the qualifications of individual experiences guests. In the limited circumstances where we have undertaken the verification or screening of certain aspects of host qualifications, listings or experiences, the scope of such processes may be limited and rely on, among other things, information provided by hosts and guests and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen host qualifications, listings, or experiences following initial review. We have in the past relied, and may in the future, rely on hosts and guests to disclose information relating to their listings and experiences and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with listings, but certain listings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from hosts and guests to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by listings or individual hosts or guests or may not sufficiently address those risks.
We have also faced civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable listings, discriminatory policies, data processing, practices or behavior on and off our platform or by hosts, guests, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other host, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools, and procedures to protect hosts, guests, and the communities in which our hosts operate, we may not be successful in doing so. Similarly, listings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm guests and public perception of the quality and safety of listings on our platform and materially adversely affect our reputation, business, results of operations, and financial condition.
If hosts, guests, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers may not consider our platform and the listings on our platform safe, and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation, and lower the adoption rate of our platform. For example:

•there have been shootings, fatalities, and other criminal or violent acts on properties booked on our platform, including as a result of unsanctioned house parties;
•there have been incidents of sexual violence against hosts, guests, and third parties, and we have seen higher incident rates of such conduct associated with private room and shared space listings;
•there have been undisclosed hidden cameras at properties; and
•there have been incidents of hosts and guests engaging in criminal, fraudulent, or unsafe behavior and other misconduct while using our platform.
The methods used by perpetrators of fraud and other misconduct are complex and constantly evolving, and our trust and security measures have been, and may currently or in the future be, insufficient to detect and help prevent all fraudulent activity and other misconduct; for example:
•there have been incidents where hosts have misrepresented both the quality and location of their properties, in some instances to send guests to different and inferior properties;

•there have been incidents where guests have caused substantial property damage to listings or misrepresented the purpose of their stay and used listings for unauthorized or inappropriate conduct including parties, sex work, drug-related activities, or to perpetrate criminal activities;
•there have been instances where users with connected or duplicate accounts have circumvented or manipulated our systems, in an effort to evade account restrictions, create false reviews, or engage in fraud or other misconduct;
•there have been incidents where fraudsters have created fake guest accounts, fake host accounts, or both, to perpetrate financial fraud; and
•situations have occurred where hosts or guests mistakenly or unintentionally provide malicious third parties access to their accounts, which has allowed those third parties to take advantage of our hosts and guests.

In addition, certain regions where we operate have higher rates of violent crime or more relaxed safety standards, which can lead to more safety and security incidents, and may adversely impact the adoption of our platform in those regions and elsewhere.

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of hosts, guests, or third parties, our ability to attract and retain hosts and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter home sharing regulations or regulatory inquiries into our platform policies and business practices. In the United States and other countries, we have seen listings being used for parties in violation of Airbnb’s policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our hosts, guests, and third parties for compensation due to fatalities, accidents, injuries, assaults, theft, property damage, privacy and security issues, fraudulent listings, and other incidents that are caused by other hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Even where we do have third-party insurance, such insurance may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. As we expand our offerings and tiers, such as the addition of Airbnb Experiences, or if the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety on our platform, combat fraudulent activities and other misconduct and improve community trust, such as requiring identity and other information from hosts and guests, attempting to confirm the location of listings, removing suspected fraudulent listings or listings repeatedly reported by guests to be significantly not as described, and removing hosts and guests who fail to comply with our policies. These measures are long-term investments in our business and the trust and safety of our community; however, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces host and guest activity on our platform, and could materially adversely affect our business, results of operations, and financial condition. Implementing the trust and safety initiatives we have announced, which include, among other things, limited verification of hosts and listings, restrictions on “party” houses, manual screening of certain high-risk reservations, restrictions on certain types of bookings, and our neighbor hotline, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced host and guest retention, which could materially adversely affect our business, results of operations, and financial condition. As we operate a global platform, the timing and implementation of these measures will vary across geographies. We have invested and plan to continue to invest significantly in the trust and safety of our platform, but there can be no assurances that these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

Furthermore, we have established community standards, but those standards may not always be effectively enforced, communicated to, or consistently understood by all parts of our community. For example, while we require and communicate to hosts and guests to make certain commitments with respect to diversity and belonging when they join Airbnb, these standards and requirements are not always well understood by all parts of our community. As a result, hosts and guests may be surprised or disappointed when their expectations are not met.

In response to the COVID-19 pandemic, we have instituted a number of policies and measures to address the use of our platform during the COVID-19 pandemic. In particular, we have launched cleaning programs and safety practices that are intended to help prevent transmission of COVID-19. All hosts outside of China are asked to commit to these standards, including a uniform five-step cleaning process (hosts in China maintain a separate cleaning program). We provide substantial additional resources and best practices to help hosts implement the cleaning process, including an enhanced cleaning protocol, checklists, and other written and visual materials. Each host is responsible for implementing the cleaning process. We are unable to control or verify the implementation of this process by each host, and following these programs may cause our hosts to incur significant expenditures, which may impact the attractiveness of our platform and may impact hosts’ willingness to list on our platform. Hosts who do not agree to follow these standards may also be suspended or removed from the platform, and our hosts may choose to list on other platforms instead of participating in our cleaning programs. If a significant number of hosts are removed or decide to list on other platforms as a result of our cleaning programs, our business, results of operations, and financial condition could be materially adversely affected. Hosts and guests must also agree to follow COVID-19-related safety practices, such as social distancing. If our hosts or guests do not follow the guidelines, they may suffer financial or other repercussions, which may make our platform less appealing and may impact our business. Further, such policies may not be successful in preventing the transmission of COVID-19. Cases of suspected COVID-19 exposure or infection during Airbnb reservations have been reported to us. If guests or hosts believe that booking stays or experiences on our platform poses heightened risks for contracting COVID-19 or other diseases, our reputation and business could be materially adversely affected, and it could give rise to legal claims against us.

We rely on traffic to our platform to grow revenue, and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, results of operations, and financial condition.

We believe that maintaining and strengthening our brand is an important aspect of our efforts to attract and retain hosts and guests. In particular, we rely on marketing to drive guest traffic to our platform. We have invested considerable resources into establishing and maintaining our brand. As a result of the COVID-19 pandemic, we realigned our organizational priorities to further increase our focus on individual hosts and brand marketing, while reducing performance marketing.

Our brand marketing efforts include a variety of online and offline marketing distribution channels. Our brand marketing efforts are expensive and may not be cost-effective or successful. For example, in November 2019, we announced a partnership with the International Olympic Committee for nine years to cover the next five Olympic Games. The COVID-19 pandemic has delayed the 2020 Olympics, and the continued uncertainty around COVID-19 and other geopolitical factors could undermine our ability to realize the value of the partnership. If our competitors spend increasingly more on brand marketing efforts, we may not be able to maintain and grow traffic to our platform.

We have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. The remainder of our traffic comes through direct or unpaid channels, which include brand marketing and search engine optimization (“SEO”). A critical factor in attracting hosts and guests to our platform is how prominently listings are displayed in response to search queries for key search terms. The success of home sharing and our brand has led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. Our strategy is to increase brand marketing and use the strength of our brand to attract more guests via direct or unpaid channels and to decrease our performance marketing spend relative to 2019. However, we may not be successful at our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a host or guest’s web browser or device — to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. For example, we are subject to evolving EU privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are likely to be replaced by an EU Regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the European Union, informed consent may be required for the placement of a cookie on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European Court of Justice decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies under existing law. If regulators start to enforce the strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective hosts and guests, and thus materially adversely affect our business, results of operations, and financial condition.

We focus on unpaid channels such as SEO. SEO involves developing our platform in a way that enables a search engine to rank our platform prominently for search queries for which our platform’s content may be relevant. Changes to search engine algorithms or similar actions are not within our control, and could adversely affect our search-engine rankings and traffic to our platform. We believe that our SEO results have been adversely affected by the launch of Google Travel and Google Vacation Rental Ads, which reduce the prominence of our platform in organic search results for travel-related terms and placement on Google. To the extent that our brand and platform are listed less prominently or fail to appear in search results for any reason, we would need to increase our paid marketing spend which would increase our overall customer acquisition costs and materially adversely affect our business, results of operations, and financial condition. If Google or Apple uses its own mobile operating systems or app distribution channels to favor its own or other preferred travel service offerings, or impose policies that effectively disallow us to continue our full product offerings in those channels, there could be an adverse effect on our ability to engage with hosts and guests who access our platform via mobile apps or search.

Moreover, as guests increase their booking activity across multiple travel sites or compare offerings across sites, our marketing efficiency and effectiveness is adversely impacted, which could cause us to increase our sales and marketing expenditures in the future, which may not be offset by additional revenue, and could materially adversely affect our business, results of operations, and financial condition. In addition, any negative publicity or public complaints, including those that impede our ability to maintain positive brand awareness through our marketing and consumer communications efforts, could harm our reputation and lead to fewer hosts and guests using our platform, and attempts to replace this traffic through other channels will require us to increase our sales and marketing expenditures.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition. If we require additional funding to support our business, this additional funding may not be available on reasonable terms, or at all.

We have outstanding long-term indebtedness with a principal amount of $1,995.0 million as of December 31, 2020. In addition, we entered into a five-year revolving credit facility in November 2020 with $500.0 million of initial borrowing commitments (“2020 Credit Facility”) and as of December 31, 2020, there were no borrowings outstanding under the 2020 Credit Facility. As of December 31, 2020, we had total outstanding letters of credit of $54.3 million. The agreements governing our indebtedness (our “Credit Agreements”) contain various covenants that are operative so long as our Credit Agreements remain outstanding. The covenants, among other things, limit our and our subsidiaries’ abilities to:

•incur additional indebtedness;
•create or incur additional liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our and our subsidiaries’ capital stock;
•make payments and prepayments of junior or unsecured indebtedness;
•make acquisitions, investments, loans, or advances;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
If we experience a decline in cash flow due to any of the factors described in these “Risk Factors” or otherwise, we could have difficulty paying interest and the principal amount of our outstanding indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Credit Agreements, or if we fail to comply with the various requirements of our indebtedness, we could default under our Credit Agreements. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our Credit Agreements, a requirement that we and our subsidiaries that have guaranteed our indebtedness pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our indebtedness, including substantially all of our and our subsidiary guarantors’ assets. In addition, lenders may be able to terminate any commitments they had made to supply us with funding under the 2020 Credit Facility. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Credit Agreements or to remedy any defaults under our Credit Agreements.
Interest rates under our Credit Agreements are based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. LIBOR is currently expected to phase out by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our Credit Agreements or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. As we manage through the slowdown in our business due to the COVID-19 pandemic, we cannot be sure that additional financing will be available to us on reasonable terms, or at all. In addition, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations. If we cannot raise additional funds when we need them, our ability to continue to support our business and to respond to business challenges would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.
Our substantial level of indebtedness could materially adversely affect our financial condition.
We have significant indebtedness that could materially adversely affect our business by:

•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts, and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•exposing us to the risk of increased interest rates as our borrowings are, and may in the future be, at variable interest rates.

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, and financial condition, and ability to satisfy our obligations under our Credit Agreements.

If we are unable to manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We are a global platform with hosts in more than 220 countries and regions and approximately 100,000 cities, and a global guest community. As of December 31, 2020, we had offices in 27 cities and had approximately 2,470 employees located internationally. For the year ended December 31, 2020, 51% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, which include:

•operational and compliance challenges caused by distance, language, and cultural differences;
•the cost and resources required to localize our platform and services, which often requires the translation of our platform into foreign languages and adaptation for local practices and regulatory requirements;

•unexpected, more restrictive, differing, and conflicting laws and regulations, including those laws governing Internet activities, short-term and long-term rentals (including those implemented in response to the COVID-19 pandemic), tourism, tenancy, taxes, licensing, payments processing, messaging, marketing activities, registration and/or verification of guests, ownership of intellectual property, content, data collection and privacy, security, data localization, data transfer and government access to personal information, and other activities important to our business;
•uncertainties regarding the interpretation of national and local laws and regulations, uncertainty in the enforceability of legal rights, and uneven application of laws and regulations to businesses, in particular U.S. companies;
•competition with companies that understand local markets better than we do, or that have a local presence and pre-existing relationships with potential hosts and guests in those markets;
•differing levels of social acceptance of home sharing, our brand, and offerings;
•legal uncertainty regarding our liability for the listings, the services, and content provided by hosts, guests, and other third parties;
•uncertain resolutions of litigation or regulatory inquiries;
•variations in payment forms for hosts and guests, increased operational complexity around payments, and inability to offer local payment forms like cash or country specific digital forms of payment;
•lack of familiarity and the burden of complying with a wide variety of U.S. and foreign laws, legal standards, and regulatory requirements, which are complex, sometimes inconsistent, and subject to unexpected changes;
•potentially adverse tax consequences, including resulting from the complexities of foreign corporate income tax systems, value added tax (“VAT”) regimes, tax withholding rules, lodging taxes, often known as transient or occupancy taxes, hotel taxes, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
•difficulties in managing and staffing international operations, including due to differences in legal, regulatory, and collective bargaining processes;
•fluctuations in currency exchange rates, and in particular, decreases in the value of foreign currencies relative to the U.S. dollar;
•regulations governing the control of local currencies and impacting the ability to collect and remit funds to hosts in those currencies or to repatriate cash into the United States;
•oversight by foreign government agencies whose approach to privacy or human rights may be inconsistent with that taken in other countries;
•increased financial accounting and reporting burdens, and complexities and difficulties in implementing and maintaining adequate internal controls in an international operating environment;
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
•operating in countries that are more prone to crime or have lower safety standards;
•operating in countries that have higher risk of corruption; and
•reduced or varied protection for our intellectual property rights in some countries.

Increased operating expenses, decreased revenue, negative publicity, negative reaction from our hosts and guests and other stakeholders, or other adverse impacts from any of the above factors or other risks related to our international operations could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

In addition to the factors listed above, we have invested heavily to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions.

As we disclose to our hosts and guests regarding China, we are subject to various requirements and requests from government agencies to share information on users who use or offer services in China through our platform. Failure to comply with such requests or other requirements as interpreted by government agencies may lead to impairment or disruption to our business and operations, including failing to obtain or losing the necessary licenses to operate in China, the blocking of our platform and services in China, and/or enforcement action against our host community, corporate entities or officers. Our failure to comply with such requests or requirements, or conversely our compliance with such requests or requirements, could materially adversely affect our brand, reputation, business, results of operations, and financial condition. Further, given that our headquarters is in the United States, any significant or prolonged deterioration in U.S.-China bilateral relations or escalation of geo-political risk in China could adversely affect our business.

In China, the Chinese government has adopted regulations that govern the dissemination of content over the Internet, and China’s first cybersecurity law (“CSL”) took effect in June 2017. The CSL and related regulations and implementation measures are continuing to develop, and it is uncertain what obligations will apply to us in the future. In particular, the CSL imposes high requirements for the operational security of facilities, including data localization requirements, for operators deemed to be part of the “critical information infrastructure.” However, the definition of “critical information infrastructure” is not precise, and there are substantial uncertainties as to its ultimate interpretation and whether it applies to us. Chinese regulators are also considering additional regulation restricting the transfer of personal data and important data outside of China, and we could become subject to data localization requirements in the future as a result of this regulation and/or newly-published industry-specific rules and regulations. If we are considered as an operator of “critical information infrastructure,” or if we become subject to restrictions under other measures or data localization requirements under other Chinese laws and regulations, we would incur substantial costs to comply or have to change our business practices in a manner that materially adversely affects our business, results of operations, and financial condition. Actions by the U.S. government could also impair our ability to effectively operate in China, including through the use of Executive Orders or trade blacklists to ban or limit the use of services provided by Chinese third parties.

We conduct our business in China through a variable interest entity (“VIE”) and a wholly-foreign owned entity. We do not own shares in our VIE and instead rely on contractual arrangements with the equity holders of our VIE to operate our business in China because foreign investment is restricted or prohibited. Under our contractual arrangements, we must rely on the VIE and the VIE equity holders to perform their obligations in order to exercise our control over the VIE. The VIE equity holders may have conflicts of interest with us or our stockholders, and they may not act in our best interests or may not perform their obligations under these contracts. If our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may not be able to enforce our rights. In addition, if the Chinese government deems that the contractual arrangements in relation to our VIE do not comply with Chinese governmental restrictions on foreign investment, or if these regulations or their interpretation changes in the future, we could be subject to penalties, be forced to cease our operations in China, or be subject to restrictions in the future, and we may incur additional compliance costs. The contractual arrangements with our VIE may also be subject to scrutiny by the Chinese tax authorities and any adjustment of related party transaction pricing could lead to additional taxes.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, including metrics such as Nights and Experiences Booked, GBV, active listings, active bookers, hosts, and guest arrivals, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally.

Our Nights and Experiences Booked and GBV metrics are adjusted for cancellations and alterations that happen in the reporting period. However, cancellations and alterations for bookings made in the reporting period can occur beyond the current reporting period. This results in a reported amount of Nights and Experiences Booked and GBV in the quarter of the booking for which all of the bookings may ultimately not result in check-ins, and subsequently reduces our Nights and Experiences Booked and GBV metrics in subsequent quarters when we experience cancellations. Cancellations and alterations to previously booked trips increased dramatically after the COVID-19 outbreak, as guests were either unable to travel or uncomfortable traveling. While the number of nights and experiences canceled in January 2020 was 13% of the gross nights and experiences booked that month, the number of nights and experiences canceled in March and April 2020 exceeded the number of gross nights and experiences booked during those months. If we experience high levels of cancellations in the future, our performance and related business metrics will be materially adversely affected.

The calculation of Nights and Experiences Booked, GBV, and active listings requires the ongoing collection of data on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate Nights and Experiences Booked, GBV, and active listings may require future adjustments to accurately represent the full value of new offerings.

An active booker is a unique guest who has booked a stay or experience in a given time period. Certain individuals may have more than one guest account and therefore may be counted more than once in our count of active bookers. We count the number of hosts on our platform based on the number of hosts with an available listing as of a certain date. Some individuals may have more than one host account and therefore may be counted more than once as hosts.

Our metrics, including our reported Nights and Experiences Booked, GBV, and active listings, may include fraudulent bookings, accounts, and other activities that have not been flagged by our trust and safety teams or identified by our machine learning algorithms or not yet addressed by our operational teams, which could mean these activities on our site are not identified or addressed in a timely manner or at all, reducing the accuracy of our metrics. Further, any such fraudulent activity, along with associated refunds and cancellations, would reduce our metrics, in particular Nights and Experiences Booked, GBV, and active listings, in the quarter in which it is discovered. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, results of operations, and financial condition could be materially adversely affected.

Our efforts to create new offerings and initiatives are costly, and if we are unable to successfully pursue such offerings and initiatives, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

We need to continue to invest in the development of new offerings and initiatives that differentiate us from our competitors, such as Airbnb Experiences. Developing and delivering these new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives.

Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings and initiatives will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Further, these efforts entail investments in our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, could distract management from current operations, and will divert capital and other resources from our more established offerings and geographies. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our hosts and guests to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow and our business, results of operations, and financial condition would be materially adversely affected.

If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. As part of host and guest registration and business processes, we collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card or other financial information that hosts and guests provide to us. The laws of many states and countries require businesses that maintain such personal data to implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.

For example, the GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, processing, sharing, disclosure, and other use of data that can directly or indirectly identify a living individual (“personal data”), and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance.

Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting on the ways in which our business can use personal data. Many large geographies, which are important to our success, including Australia, Brazil, Canada, China, and India, have passed or are in the process of passing comparable or other robust data privacy legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

In addition, from January 1, 2021 (when the transitional period following Brexit expired), we are subject to the GDPR and also the UK GDPR, both regimes having the ability to fine up to the greater of 20 million Euros (17 million British Pounds) or 4% of global turnover, respectively. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office with respect to the European Union. Currently there is a four to six-month grace period agreed in the European Union and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other jurisdictions; for example, on July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations.

In addition to other mechanisms (particularly standard contractual clauses), we previously relied on our own Privacy Shield certification and, in limited instances, the Privacy Shield certifications of third parties (for example, vendors and partners) for the purposes of transferring personal data from the EEA to the United States. We continue to rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States. Additionally, in certain circumstances, we rely on derogations provided for by law. These recent developments may require us to review and amend the legal mechanisms by which we make and, or, receive personal data transfers to the United States and other jurisdictions. As our lead supervisory authorities (the Irish Data Protection Commission, the Luxembourg National Commission for Data Protection and, until the end of 2020, the British ICO), the European Data Protection Board, and other data protection regulators issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In the United States, federal law, such as the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and its implementing regulations, restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. The effects of the CPRA, the CCPA, and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for an online business such as ours, which collects personal information from hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. While we have invested and continue to invest significant resources to comply with GDPR, GLBA, CCPA, and other privacy regulations around the world, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations, and financial condition.

Furthermore, to improve the trust and safety on our platform, we conduct certain verification procedures aimed at our hosts, guests, and listings in certain jurisdictions. Such verification procedures may include utilizing public information on the Internet, accessing public databases such as court records, utilizing third-party vendors to analyze host or guest data, or physical inspection. These types of activities may expose us to the risk of regulatory enforcement from privacy regulators and civil litigation.

When we are required to disclose personal data pursuant to demands from government agencies, including tax authorities, state and city regulators, law enforcement agencies, and intelligence agencies, our hosts, guests, and privacy regulators could perceive such disclosure as a failure by us to comply with privacy and data protection policies, notices, and laws, which could result in proceedings or actions against us in the same or other jurisdictions. Conversely, if we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action from such government, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact on our relationship with governments or our ability to offer our services within certain jurisdictions. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

Our business also increasingly relies on artificial intelligence and automated decision making to improve our services and tailor our interactions with our customers. However, in recent years use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our artificial intelligence models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further, California recently introduced a law requiring disclosure of chatbot functionality.

Any failure or perceived failure by us to comply with privacy and data protection policies, enforcement notices and/or assessment notices (for a compulsory audit), laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our host or guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take significant measures to guard against the type of activity that can lead to data breaches, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic. We also have a distributed community support organization including third-party providers that have access to personal information. We and other companies in our industry have dealt with incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, bad actors have targeted and will continue to target our hosts and guests directly with attempts to breach the security of their email accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our hosts or guests, partners, or vendors. We have seen many instances of our hosts and guests falling prey to such schemes, which result in their accounts being taken over by fraudsters intent on perpetrating fraud against them, other users, and our platform. Bad actors may also employ other schemes aimed at defrauding our hosts or guests in ways that we may not anticipate or be able to adequately guard against. Even if phishing and spamming attacks and other fraud schemes are not carried out through our systems, victims may nevertheless seek recovery from us. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, reliability, security, and availability of our offerings, services, and technical infrastructure to the satisfaction of our hosts and guests may harm our reputation and our ability to retain existing hosts and guests and attract new hosts and guests. The ability of fraudsters to directly target our hosts and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate.

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, we do not know whether our current practice will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practice insufficient. Moreover, the existence of encryption, in-and-of itself, is not a completely perfect security solution. If there is a breach of our computer systems and we know or suspect that certain personal data has been exfiltrated, accessed, or used inappropriately, we may need to inform the host or guest whose data was stolen, accessed, or used, and may be subject to significant fines and penalties. Further, under certain regulatory schemes, such as the CCPA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

Our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. We have experienced security incidents in the past, and we may face additional attempted security intrusions in the future. Any circumvention of our security measures could result in the misappropriation of confidential or proprietary information, interrupt our operations, result in financial loss, damage our computers or those of our hosts and guests, or otherwise cause damage to our reputation and business. Further, the ability to bypass our information security controls could degrade our trust and safety programs, which could expose individuals to a risk of physical harm or violence.

We rely on third-party service providers, including financial institutions, to process some of our data and that of our hosts and guests, including payment information, and any failure by such third parties to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have adverse consequences for us similar to an incident directly on our systems.
We have acquired and will continue to acquire companies that are vulnerable to security breaches, and we are responsible for any security breaches of these newly acquired companies. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies and cannot be certain there have not been security breaches prior to our acquisition.

We expend, and expect to continue to expend, significant resources to protect against security related incidents and address problems caused by such incidents. Even if we were to expend more resources, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security related incidents cannot be fully mitigated. We have a heightened risk of security breaches due to some of our operations being located in certain international jurisdictions. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

Our platform is highly complex, and any undetected errors could materially adversely affect our business, results of operations, and financial condition.

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to prevent system interruption on our platform and to effectively implement updates to our systems. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. For example, defects or errors have resulted in and could result in the delay in making payments to hosts or overpaying or underpaying hosts, which would impact our cash position and may cause hosts to lose trust in our payment operations. Any errors, bugs, or vulnerabilities discovered in our code or systems released to production or found in third-party software, including open source software, that is incorporated into our code, any misconfigurations of our systems, or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, inadvertent failure to effectively comply with legal or regulatory requirements, negative publicity, damage to our reputation, loss of existing and potential hosts and guests, loss of revenue, liability for damages, a failure to comply with certain legal or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings and tiers. It may be particularly difficult for us to manage these issues during the COVID-19 pandemic and the related governmentally mandated shelter at home orders, as a result of which few, if any, of our employees are physically present in our headquarters.

Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in San Francisco, built on a high-risk liquefaction zone and is near major earthquake fault lines. Our systems and operations are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. In addition, Northern California has recently experienced, and may continue to experience power outages during the fire season and our headquarters does not have power generator backup to maintain full business continuity. A catastrophic event that results in the destruction or disruption of our headquarters, any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our platform slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Reductions in the availability and response time of our online platform could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could result in negative publicity and damage to our reputation, and could prevent consumers from booking or visiting our platform during the attack, any of which could materially adversely affect our business, results of operations, and financial condition.

In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our community support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in community support costs, and harm our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. While we have taken and continue to take steps to increase the reliability and redundancy of our systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed systems and third-party systems to operate our platform, including transaction and payment processing, and financial and accounting systems. If the number of consumers using our platform increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

Our business depends on the performance and reliability of the Internet, mobile, telecommunications network operators, and other infrastructures that are not under our control. As consumers increasingly turn to mobile devices, we also become dependent on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.

Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. We have received communications from numerous foreign, federal, state, and local governments regarding the application of tax laws or regulations to our business or demanding data about our hosts and guests to aid in threatened or actual enforcement actions against our hosts and guests. In many jurisdictions where applicable, we have agreed to collect and remit taxes on behalf of our hosts. We have been subject to complaints by, and are involved in a number of lawsuits brought by, certain government entities for alleged responsibility for direct and indirect taxes. In some jurisdictions we are in dispute with respect to past and future taxes. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses like ours. Laws and regulations relating to taxes as applied to our platform, and to our hosts and guests, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied.

The application of indirect taxes, such as lodging taxes, hotel, sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, harmonized sales taxes, business tax, and gross receipt taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our hosts or guests is a complex and evolving issue. Some of such tax laws or regulations hold us responsible for the reporting, collection, and payment of such taxes, and such laws could be applied to us for transactions conducted in the past as well as transactions in the future. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. New or revised foreign, federal, state, or local tax regulations may subject us or our hosts and guests to additional indirect, income, and other taxes, and depending upon the jurisdiction could subject us or our hosts and guests to significant monetary penalties and fines for non-payment of taxes. An increasing number of jurisdictions are considering adopting or have adopted laws or administrative practices that impose new tax measures, including digital platform revenue-based taxes, targeting online sharing platforms and online marketplaces, and new obligations to collect host income taxes, sales, consumption, value added, or other taxes on digital platforms. We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient.

New or revised taxes and, in particular, the taxes described above and similar taxes would likely increase the price paid by guests, the cost of doing business for our hosts, discourage hosts and guests from using our platform, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition. If we are required to disclose personal data pursuant to demands from government agencies for tax reporting purposes, our hosts, guests, and regulators could perceive such disclosure as a failure by us to comply with privacy and data protection policies, notices, and laws and commence proceedings or actions against us. If we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact in our relationships with governments. Our competitors may arrive at different or novel solutions to the application of taxes to analogous businesses that could cause our hosts and guests to leave our platform in favor of conducting business on the platforms of our competitors. This uncertainty around the application of taxes and the impact of those taxes on the actual or perceived value of our platform may also cause guests to use OTAs, hotels, or other traditional travel services. Any of these events could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

We devote significant resources, including management time, to the application and interpretation of laws and working with various jurisdictions to clarify whether taxes are applicable and the amount of taxes that apply. The application of indirect taxes to our hosts, guests, and our platform significantly increases our operational expenses as we build the infrastructure and tools to capture data and to report, collect, and remit taxes. Even if we are able to build the required infrastructure and tools, we may not be able to complete them in a timely fashion, in particular given the speed at which regulations and their interpretations can change, which could harm our relationship with governments and our reputation, and result in enforcement actions and litigation. The lack of uniformity in the laws and regulations relating to indirect taxes as applied to our platform and to our hosts and guests further increases the operational and financial complexity of our systems and processes, and introduces potential for errors or incorrect tax calculations, all of which are costly to our business and results of operations. Certain regulations may be so complex as to make it infeasible for us to be fully compliant. As our business operations expand or change, including as a result of introducing new or enhanced offerings, tiers or features, or due to acquisitions, the application of indirect taxes to our business and to our hosts and guests will further change and evolve, and could further increase our liability for taxes, discourage hosts and guests from using our platform, and materially adversely affect our business, results of operations, and financial condition.

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our hosts’ properties and result in a reduced number of listings in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our hosts find acceptable in areas most vulnerable to such events, increasing operating costs for our hosts, including the cost of water or energy, and requiring our hosts to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our hosts may decide to remove their listings from our platform. If we are unable to provide listings in certain areas due to climate change, we may lose both hosts and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our Nights and Experiences Booked and GBV, and seasonality in Adjusted EBITDA that is consistent with seasonality of our revenue, which has historically been, and is expected to continue to be, highest in the third quarter when we have the most check-ins as it is the peak travel season for North America and EMEA. We recognize revenue upon the completion of a check-in. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. In addition to seasonality, our results of operations may fluctuate as a result of a variety of other factors, some of which are beyond our control, including:

•reduced travel and cancellations due to other events beyond our control such as health concerns, including the COVID-19 pandemic, other epidemics and pandemics, natural disasters, wars, regional hostilities or law enforcement demands and other regulatory actions;
•periods with increased investments in our platform for existing offerings, new offerings and initiatives, marketing, and the accompanying growth in headcount;
•our ability to maintain growth and effectively manage that growth;
•increased competition;
•our ability to expand our operations in new and existing regions;
•changes in governmental or other regulations affecting our business;
•changes to our internal policies or strategies;
•harm to our brand or reputation; and
•other risks described elsewhere in this Annual Report on Form 10-K.

As a result, we may not accurately forecast our results of operations. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

We currently rely on a number of third-party service providers to host and deliver a significant portion of our platform and services, and any interruptions or delays in services from these third parties could impair the delivery of our platform and services, and our business, results of operations, and financial condition could be materially adversely affected.

We rely primarily on Amazon Web Services in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety, security infrastructure, source code management, and testing and deployment. In addition, we rely on third parties for many aspects of our payments platform and a significant portion of our community support operations are conducted by third parties at their facilities. We also rely on Google Maps and other third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Our third-party providers, including our cloud computing providers and our payment processing partners, may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism, and other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing or payment processing. Although we are in the process of developing a comprehensive business continuity and disaster recovery plans for all of our operations, there is no guarantee that such plans will be effective. The occurrence of any of the above events could result in hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.
We may raise additional capital in the future or otherwise issue equity, which could have a dilutive effect on existing stockholders and adversely affect the market price of our common stock.
We may from time to time issue additional shares of common stock. As a result, our stockholders may experience immediate dilution. We may engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, our stockholders will experience additional dilution when option holders exercise their right to purchase common stock under our equity incentive plans, when RSUs vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
Should we require additional funding, we cannot be sure that it will be available to us on reasonable terms, or at all. If we cannot raise additional funds when we need them, our ability to continue to support our business and to respond to business challenges would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

We use a combination of third-party insurance and self-insurance, including a wholly-owned captive insurance subsidiary established in 2019, to manage the exposures related to our business operations. We support our host community by maintaining a variety of host protection programs, including Host Protection Insurance, Experience Protection Insurance, and our Host Guarantee Program. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our overall spend on insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Host Protection Insurance and Experience Protection Insurance

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term rental regulatory requirements, we have procured Host Protection and Experience Protection general liability insurance from third parties, which are subject to certain terms, conditions, and exclusions, for claims from guests and third parties for bodily injury or property damage arising from bookings of stays and experiences through our platform. We and our hosts are insured parties, and landlords, homeowners or condo-owners associations, and any other similar entities, are additional insured parties. However, these insurance programs may not provide coverage for certain types of claims, including those relating to contagious diseases such as COVID-19, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements.

Corporate Insurance

We procure insurance policies to cover various business and operations-related risks that are normal and customary and available in the current insurance market, including general business liability, workers’ compensation, cyber liability and data breaches, crime, directors’ and officers’ liability, and property insurance. We do not have sufficient coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may not be sufficient to cover all of our business exposure.

Captive Insurance Company

We have a wholly-owned captive insurance subsidiary to manage the financial exposure related to our host and experiences protection insurance programs along with certain corporate insurance programs. Our captive insurance subsidiary is a party to certain reinsurance and indemnification arrangements that transfer a portion of the risk from our insurance providers to the captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves. As our business continues to develop and diversify, we may choose to or have to transfer more risk to our captive insurance subsidiary as it may become more difficult to obtain insurance with current retentions or deductibles and with similar terms to cover our exposure. Our insurance reserves account includes unpaid losses, loss adjustment expenses for risks, and other associated expenses, such as defense costs retained by us through our captive insurance subsidiary. These amounts are based on third-party actuarial estimates, historical claim information, and industry data. While these reserves are believed to be adequate, our ultimate liability could be in excess of our reserves, which could materially adversely affect our results of operations and financial position.

Host Guarantee Program

We maintain a Host Guarantee Program that provides reimbursement of up to $1 million for loss or damages to a host property caused by guests, subject to terms and conditions. While the Host Guarantee Program is a commercial agreement with our hosts and for which we are primarily responsible, we maintain a contractual liability insurance policy to provide coverage to us for claims and losses incurred by us under the Host Guarantee Program. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with hosts as to whether the Host Guarantee Program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.
Our community support function is critical to the success of our platform, and any failure to provide high-quality service could affect our ability to retain our existing hosts and guests and attract new ones.

Our ability to provide high-quality support to our community of hosts and guests is important for the growth of our business and any failure to maintain such standards of community support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract hosts and guests. Meeting the community support expectations of our hosts and guests requires significant time and resources from our community support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and community support tools. The failure to develop the appropriate technology, infrastructure, policies, and community support tools, or to manage or properly train our community support team, could compromise our ability to resolve questions and complaints quickly and effectively. The number of our hosts and guests has grown significantly and such growth, as well as any future growth, will put additional pressure on our community support organization and our technology organization. In addition, as we service a global customer base and continue to grow outside of North America and Europe, we need to be able to provide effective support that meets our hosts’ and guests’ needs and languages globally at scale. As part of our reduction in force announced in May 2020, we significantly reduced the number of employees in our community support organization and our technology organization, which impacted our ability to provide effective support to our hosts and guests. Our service is staffed based on complex algorithms that map to our business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain hosts and guests.

The vast majority of our community support is performed by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of hosts and guests that come to us via telephone, email, social media, and chat. Reliance on these third parties requires that we provide proper guidance and training for their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved.

We provide community support to hosts and guests and help to mediate disputes between hosts and guests. We rely on information provided by hosts and guests and are at times limited in our ability to provide adequate support or help hosts and guests resolve disputes due to our lack of information or control. To the extent that hosts and guests are not satisfied with the quality or timeliness of our community support or third-party support, we may not be able to retain hosts or guests, and our reputation as well as our business, results of operations, and financial condition could be materially adversely affected.

When a host or guest has a poor experience on our platform, we may issue refunds or coupons for future stays. These refunds and coupons are generally treated as a reduction to revenue, and we may make payouts for property damage claims under our Host Guarantee Program, which we account for as consideration paid to a customer and is also generally treated as a reduction in revenue. A robust community support effort is costly, and we expect such cost to continue to rise in the future as we grow our business. We have historically seen a significant number of community support inquiries from hosts and guests. Our efforts to reduce the number of community support requests may not be effective, and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, results of operations, and financial condition.

A significant portion of our bookings and revenue are denominated in foreign currencies, and our financial results are exposed to changes in foreign exchange rates.

A significant portion of our business is denominated and transacted in foreign currencies, which subjects us to foreign exchange risk. We offer integrated payments to our hosts and guests in over 40 currencies. Generally speaking, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the year ended December 31, 2020, approximately 50% of our revenue was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar-denominated. We also have foreign exchange risk with respect to certain of our assets, principally cash balances held on behalf of hosts and guests, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the remeasurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. For the year ended December 31, 2020, the effects of exchange rates on our cash, cash equivalents, and restricted cash totaled $134.1 million due to fluctuations in exchange rates and the weakening of the U.S. dollar. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to get paid. In those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments. For the year ended December 31, 2020, we recorded net foreign currency gains of $31.5 million in our consolidated statement of operations. While we have and may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could materially adversely affect our results of operations and financial condition.
The value of our equity investments in private companies could decline, which could materially adversely affect our results of operations and financial condition.
Our equity investments in private companies where we do not have the ability to exercise significant influence are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes, with such changes in value recognized in other income (expense), net in our consolidated statements of operations. Additionally, for our equity investments in private companies where we have the ability to exercise significant influence, but not control, we record our proportionate share of net income or loss in other income (expense), net in our consolidated statements of operations. The financial statements provided by these companies are often unaudited. Our investments in private companies are inherently risky, including early-stage companies with limited cash to support their operations and companies whose results are negatively impacted by downturns in the travel industry, such as the one currently occurring. The companies in which we invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing and sales of their products. Further, our ability to liquidate such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. We recorded impairment charges of $82.1 million for the year ended December 31, 2020 relating to investments in private companies, and may experience similar or greater losses on our investments in the future. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.
We may have exposure to greater than anticipated income tax liabilities.
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and determine the value of our intercompany transactions. The tax laws applicable to our business, including those of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Airbnb. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and materially adversely affect our results of operations and financial condition.
We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2020 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2016 to 2020 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposes an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.35 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We disagree with the proposed adjustment and intend to vigorously contest it. If we are not able to resolve the proposed adjustment at the IRS examination-level, we plan to pursue all available administrative and, if necessary, judicial remedies which may include: entering into administrative settlement discussions with the IRS Independent Office of Appeals (“IRS Appeals”) in 2021, and if necessary petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.
In the fourth quarter of 2020, we completed a restructuring plan to repatriate our intellectual property to the United States to align with our evolving operations in a post COVID-19 environment. The restructuring plan involved numerous intercompany arrangements and tax jurisdictions and required the valuation of multiple intercompany transactions which could be challenged by respective tax authorities, including as a result of reduced valuations caused by forecast adjustments due to the impact of COVID-19, and any adverse outcome of any review or audit could materially adversely affect our business, results of operations, and financial condition. We are currently under a multilateral control (“MLC”) audit where a number of individual European state audits are combined. The MLC audit is focused on VAT characterization and compliance, access to host data, and transfer pricing. Tax authorities may disagree with certain positions we have taken and any adverse outcome of any review or audit could materially adversely affect our business, results of operations, and financial condition.
The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for (benefit from) income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Changes in accounting for intercompany transactions may also affect our effective tax rate. For example, with the adoption of ASU No. 2016-16, effective January 1, 2018, the income tax effects of an intercompany transfer are recognized in the period in which the transfer occurs, rather than amortized over time, which may increase the impact of such transfers on our effective tax rate in a particular period. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made. In addition, our future tax expense could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in the United States and certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future. We may also be subject to additional tax liability relating to indirect or other non-income taxes, as described in our risk factor titled “— Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform.” Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which would materially adversely affect our results of operations and financial condition.

In addition, in connection with any planned or future acquisitions, we may acquire businesses that have differing licenses and other arrangements that may be challenged by tax authorities for not being at arm’s-length or that are potentially less tax efficient than our licenses and arrangements. Any subsequent integration or continued operation of such acquired businesses may result in an increased effective tax rate in certain jurisdictions or potential indirect tax costs, which could result in us incurring additional tax liabilities or having to establish a reserve in our consolidated financial statements, and materially adversely affect our results of operations and financial condition.

Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. For example, the Ninth Circuit Court of Appeals issued a decision in Altera Corp. v.

Commissioner in June of 2019 regarding the treatment of stock-based compensation expense in a cost sharing arrangement, which had a material effect on our tax obligations and effective tax rate for the quarter in which the decision was issued. In addition, on December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a more territorial system of taxation. The primary impact of this legislation on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. Since we have recorded a full valuation allowance against our U.S. deferred tax assets, these changes did not have a material impact on our consolidated financial statements. However, the impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, the issuance of which could materially affect our tax obligations and effective tax rate in the period issued. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions in the Tax Act, such as the limitations on the deduction of net operating losses and interest. In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a 2017 law requires short-term rental platforms that process payments to collect and remit host income tax and tourist tax, amongst other obligations. Airbnb has challenged this law before the Italian courts but if we are unsuccessful this will lead to further compliance and potentially significant prior and future tax obligations.
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015 and an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain, and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax law provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and increasing scale of our international business activities, many of these types of changes to the taxation of our activities described above and in our risk factor titled “— Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform” could increase our worldwide effective tax rate, increase the amount of non-income (including indirect) taxes imposed on our business, and materially adversely affect our business, results of operations, and financial condition. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019 and 2020, we had net operating loss carryforwards for federal income tax purposes of $116.7 million and $5.1 billion, respectively. The federal net operating loss carryforwards subject to expiration will expire, if not utilized, beginning in 2034. As of December 31, 2019 and 2020, we had net operating loss carryforwards for state income tax purposes of $167.6 million and $2.5 billion, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in 2033. We generated significant stock compensation deductions as a result of our initial public offering starting in the fourth quarter of 2020, which substantially increased the size of our net operating loss carryforwards. While federal net operating loss carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such net operating loss carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing net operating loss carryforwards could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

Our business depends on attracting and retaining capable management and employees, and the loss of any key personnel could materially adversely affect our business, results of operations, and financial condition.

Our success depends in large part on our ability to attract and retain high-quality management and employees. Brian Chesky, Joe Gebbia, and Nathan Blecharczyk founded our company and have been instrumental in devising and implementing our strategies for growth and scaling our business. Our founders and other members of our senior management team, as well as other employees, may terminate their employment with us at any time, which could materially adversely affect our business, results of operations, and financial condition.

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and community support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry and particularly in San Francisco where we have our headquarters and other jurisdictions where we operate. The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have a number of current employees, including our founders, who hold equity in our company or whose equity awards are or became substantially vested upon the completion of our initial public offering. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, in May 2020, we announced a reduction in force of approximately 1,800 employees. This has led to increased attrition and could lead to reduced employee morale and productivity and problems retaining existing and recruiting future employees, which could have a material adverse impact on our business, results of operations, and financial condition.

Consumer use of devices and platforms other than desktop computers creates challenges. If we are unable to operate effectively on these platforms, our business, results of operations, and financial condition could be materially adversely affected.

People regularly access the Internet through mobile phones, tablets, handheld computers, voice-assisted speakers, television set-top devices, smart televisions, wearables, and automobile in-dash systems. These devices enable new modalities of interaction, such as conversational user interfaces, and new intermediaries, such as “super-apps” like WeChat, where consumers can use many online services without leaving a particular app. We anticipate that the use of these means of access will continue to grow and that usage through desktop computers will continue to decline, especially in certain regions of the world experiencing the highest rate of Internet adoption. The functionality and user experiences associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult than through a desktop computer, lower the use of our platform, and make it more difficult for our hosts to upload content to our platform. In addition, consumer purchasing patterns can differ on alternative devices, and it is uncertain how the proliferation of mobile devices will impact the use of our platform and services. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services meaning that such consumers may opt to use one of our competitors’ services instead of ours. As a result, brand recognition and the consumer experience with our mobile app will likely become increasingly important to our business. In addition, these new modalities create opportunities for device or systems companies, such as Amazon, Apple, and Google, to control the interaction with our consumers and disintermediate existing platforms such as ours.

We need to provide solutions for consumers who are limited in the size of the app they can support on their mobile devices and address latency issues in countries with lower bandwidth for both desktop and mobile devices. Because our platform contains data-intensive media, these issues are exacerbated. As new devices, operating systems, and platforms continue to be released, it is difficult to predict the problems we may encounter in adapting our offerings and features to them, and we may need to devote significant resources to the creation, support, and maintenance of our offerings and features.

Our success will also depend on the interoperability of our offerings with a range of third-party technologies, systems, networks, operating systems, and standards, including iOS and Android; the availability of our mobile apps in app stores and in “super-app” environments; and the creation, maintenance, and development of relationships with key participants in related industries, some of which may also be our competitors. In addition, if accessibility of various apps is limited by executive order or other government actions, the full functionality of devices may not be available to our customers. Moreover, third-party platforms, services and offerings are constantly evolving, and we may not be able to modify our platform to assure its compatibility with those of third parties. If we lose such interoperability, we experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our community and our business, results of operations, and financial condition could be materially adversely affected. This risk may be exacerbated by the frequency with which consumers change or upgrade their devices. In the event consumers choose devices that do not already include or support our platform or do not install our mobile apps when they change or upgrade their devices, our traffic and host and guest engagement may be harmed.
If we are unable to adapt to changes in technology and the evolving demands of hosts and guests, our business, results of operations, and financial condition could be materially adversely affected.
The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. In 2018, we began making incremental investments in upgrading our technology platform to a service-oriented architecture, improving data management, and increasing our service reliability, and we invested heavily in our technology in 2019. Our future success will depend on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of hosts and guests. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, artificial intelligence, virtual and augmented reality, and cloud technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Another critical component to our future success will be our ability to integrate new or emerging payment methods into our platform to offer alternative payment solutions to consumers. Alternate payment providers such as Alipay, Paytm, and WeChat Pay operate closed-loop payments systems with direct connections to both consumers and merchants. In many regions, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, these and other emerging alternate payment methods are the exclusive or preferred means of payment for many consumers.

We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. When hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent bookings on our platform, or there are host account takeovers, we have incurred and will continue to incur losses from claims by hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2020, total chargeback expense was $124.7 million. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings on our platform, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of charge-backs, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

Our payments platform is susceptible to potentially illegal or improper uses, including money laundering, transactions in violation of economic and trade sanctions, corruption and bribery, terrorist financing, fraudulent listings, host account takeovers, or the facilitation of other illegal activity. Use of our payments platform for illegal or improper uses has subjected us, and may subject us in the future, to claims, lawsuits, and government and regulatory investigations, inquiries, or requests, which could result in liability and reputational harm for us. We have taken measures to detect and reduce fraud and illegal activities, but these measures need to be continually improved and may add friction to our booking process. These measures may also not be effective against fraud and illegal activities, particularly new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition would be materially adversely affected.

Our payments platform is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; privacy, data protection, and cybersecurity; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing. As we expand and localize our international activities, we have and will become increasingly subject to the laws of additional countries or geographies. In addition, because we facilitate bookings on our platform worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating our payments platform outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.
We have assessed, and will continue to assess, the adequacy of our policies, procedures, and internal controls for ensuring compliance with applicable laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including the ones described below. Through these assessments, we have identified, and may in the future identify, certain gaps or weaknesses in our existing compliance programs, including in our policies, procedures, or internal controls. As a result of findings from these assessments, we have, are, and may in the future take certain actions, such as implementing enhancements to our compliance measures and amending, updating, or revising our policies, procedures, and internal controls, and other operational frameworks, designed to monitor for and ensure compliance with existing and new laws, rules, regulations, policies, legal interpretations, and regulatory guidance. Implementing appropriate measures to fully remediate or address findings from assessments of our compliance programs may require us to incur significant costs.
Any failure or perceived failure to comply with existing or new laws and regulations, including the ones described in this risk factor, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition. The complexity of global regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions, and have an adverse impact on, or result in the termination of, our relationships with financial institutions and other service providers on whom we rely for payment processing services. Our ability to track and verify transactions to comply with these regulations, including the ones described in this risk factor, require a high level of internal controls. As our business continues to grow and regulations change, we must continue to strengthen our associated internal controls. Any failure to maintain the necessary controls could result in reputational harm and result in significant penalties and fines from regulators.
Payments Regulation

In the United States, our wholly-owned subsidiary, Airbnb Payments, Inc. (“Airbnb Payments”), is registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and subject to regulatory oversight and enforcement by FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Airbnb Payments has also obtained licenses to operate as a money transmitter (or its equivalent) in various states and territories where such licenses are required. As a licensed money transmitter, Airbnb Payments is subject to obligations and restrictions with respect to the handling and investment of customer funds, record keeping and reporting requirements, bonding requirements, and inspection by state regulatory agencies. In U.S. states and territories in which Airbnb Payments has not obtained a license to operate as a money transmitter (or its equivalent), we may be required to apply for licenses or regulatory approvals, including due to changes in applicable laws and regulations or their interpretations.
We issue gift cards in the United States for use on our platform and are subject to consumer protection and disclosure regulations relating to those services. If we seek to expand our gift cards or other stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations, which we may not be able to obtain.
We principally provide our payment services to hosts and guests in the EEA through Airbnb Payments Luxembourg SA (“APLux”), our wholly-owned subsidiary that is licensed and subject to regulation as a payments institution in Luxembourg. EEA laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EEA, which can make compliance more costly and operationally difficult to manage. For example, countries that are EEA members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the European Union Payment Services Directive, the Revised Payment Services Directive (“PSD2”), the E-Money Directive, and the Fourth and Fifth Anti-Money Laundering Directives. Further, we provide our payments services to hosts and guests in the United Kingdom and other geographies outside the United States and the EEA through Airbnb Payments UK Limited (“APUK”), our wholly-owned subsidiary that is licensed and subject to regulation as an electronic money institution (“EMI”) in the United Kingdom, as well as through our other wholly-owned payments entities.
PSD2 imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a payment transaction. These authentication requirements were originally scheduled to commence in September 2019, but European national supervisory authorities delayed enforcement until January 1, 2021, and they will go into force in the United Kingdom on September 14, 2021. In many cases, strong customer authentication requires our European guests to engage in additional steps to authenticate payment transactions and European hosts to perform authentication upon access to their payout account or modification of their payout account information. These additional authentication requirements may make our platform experience for hosts and guests in the European Economic Area substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which our customers use our platform or could cause some hosts and guests to stop using our platform entirely, which could materially adversely affect our business, results of operations, and financial condition.
In many countries or geographies, it is and may not be clear whether we are required to be licensed as a payment services provider, electronic money institution, financial institution, or otherwise. In such instances, we partner with local banks and licensed payment processors to process payments and conduct foreign exchange transactions in local currency. Local regulators may slow or halt payments to hosts conducted through local banks and licensed payment processors or otherwise prohibit or impede us from doing business in a jurisdiction. We may be required to apply for various additional licenses, certifications, and regulatory approvals, including due to changes in applicable laws and regulations or their interpretations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals.
There are substantial costs and potential changes to our offerings involved in obtaining, maintaining, and renewing licenses, certifications, and approvals globally. Our payments entities are subject to inspections, examinations, supervision, and regulation by each relevant regulating authority, including, within the United States, by each state in which Airbnb Payments is licensed. We could be subject to significant fines or other enforcement actions if we are found to violate disclosure, reporting, anti-money laundering, economic and trade sanctions, capitalization, fund management, corporate governance and internal controls, risk management, privacy, data protection and data localization, information security, banking secrecy, taxation, sanctions, or other laws and requirements, including those imposed on United Kingdom EMIs and Luxembourg payments institutions. These factors could involve considerable delay to the development or provision of our offerings or services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing our offerings or services in a given geography.
Consumer Protection

We are subject to consumer protection laws and regulations in the U.S. states and countries from which we provide payment services. In the United States, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to conduct rulemaking and supervision related to, and enforcement of, federal consumer financial protection laws. We are subject to a number of such federal consumer financial protection laws and regulations, as well as related state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. Money transmitters such as Airbnb Payments are subject to direct supervision and periodic examination by the CFPB and are required to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures.
We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive, or abusive acts or practices or other consumer financial protection laws enforced by the CFPB or other agencies. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties, including plaintiffs’ attorneys’ fees. The Dodd-Frank Act also empowers state attorneys general and other state officials to enforce federal consumer protection laws under specified conditions. Various government offices and agencies, including various state agencies and state attorneys general (as well as the CFPB and the U.S. Department of Justice), have the authority to conduct reviews, investigations, and proceedings (both formal and informal) involving us or our subsidiaries. These examinations, inquiries and proceedings could result in, among other things, substantial fines, penalties or changes in business practices that may require us to incur substantial costs.
We provide payment services that may be subject to various U.S. state and federal privacy laws and regulations. Relevant federal privacy laws include the GLBA, which (along with its implementing regulations) restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices, and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. See our risk factor titled “— If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.”
In addition to United Kingdom and Luxembourg payments-related consumer protection laws that are applicable to our business, regulators in European Union member states could notify APUK and APLux of local consumer protection laws that apply to our businesses, and could also seek to persuade the United Kingdom and Luxembourg regulators to order APUK or APLux to conduct their activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in European Union countries.
Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world, including the BSA. Among other things, the BSA requires money services businesses (including money transmitters such as Airbnb Payments) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. The BSA prohibits, among other things, our involvement in transferring the proceeds of criminal activities. In connection with and when required by regulatory requirements, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies to assist in the prevention of money laundering, terrorist financing, and other illegal activities and pursuant to legal obligations and authorizations. In certain circumstances, we may be required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing, or other illegal activities, and it is possible that we may inadvertently deny transactions from customers who are making legal money transfers. Regulators in the United States and globally may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In the European Union, the implementation of the Fourth Anti-Money Laundering Directive (“MLD4”) may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with MLD4 could include fines of up to 10% of APUK’s or APLux’s total annual turnover. In April 2018, the European Parliament adopted the European Commission’s proposal for a Fifth Anti-Money Laundering Directive (“MLD5”), containing more stringent provisions in certain areas, which will increase compliance costs. In July 2019, the UK Financial Conduct Authority (“FCA”) called on UK electronic money institutions to review their compliance with the requirements on safeguarding of customer funds and to notify the FCA in the event they identified any material non-compliance. APUK notified the FCA that it had identified gaps in its compliance and was undertaking remedial action. The FCA, in turn, appointed a third-party skilled person to perform a review of APUK’s safeguarding systems and controls, in accordance with Section 166 of the Financial Services and Markets Act 2000 (as amended) and all required actions identified by the skilled person were completed. The FCA closed the skilled persons review in August 2020. As part of its review, the skilled person also identified certain issues with APUK’s anti-money laundering and counter-terrorist financing systems and controls. In August 2020, APUK submitted a gap analysis to the FCA of its compliance with the UK’s implementation of MLD4 and MLD5, which identified in-progress remedial action. To date, APUK has received no correspondence related to this gap analysis from the FCA.

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offering. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations and financial condition.

We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by OFAC and the U.S. Department of State), the Council of the European Union, the Office of Financial Sanctions Implementation of Her Majesty’s Treasury in the United Kingdom (“OFSI”) and the Ministry of Finance and Commission de Surveillance du Secteur Financier of Luxembourg. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals (“SDN List”), subject to EU/UK asset freezes, or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, results of operations, and financial condition. Our ability to track and verify transactions and otherwise to comply with these regulations require a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. We routinely report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. We have also reported to OFSI on dealings with persons subject to EU/UK sanctions. There is a risk that, despite the internal controls that we have in place, we have engaged in dealings with persons sanctioned under applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in our internal controls or modify our business.

Beginning in July 2019, we conducted an internal review and have been holding related discussions with OFAC regarding certain user activity on our platform that may have been inconsistent with our policies and the requirements of U.S. sanctions laws. The scope of this review included activity by users in certain countries and territories that were or are the target of U.S. sanctions laws. In July 2020, OFAC issued to us a cautionary letter and no administrative penalty with respect to certain aspects of that review concerning the Crimea region of Ukraine. The internal review also covered certain other issues concerning our compliance with OFAC’s sanctions program, focusing in particular on our business in Cuba, and as to our compliance with restrictions on transactions with specially designated nationals. We submitted the results of that internal review in final Voluntary Self Disclosures to OFAC in September 2020. In October 2020, OFAC issued to us cautionary letters and a no action letter, and no administrative penalties, with respect to the disclosed matters involving specially designated nationals. OFAC’s review of our voluntary self disclosure regarding Cuba is ongoing and we remain in close contact with OFAC. Depending upon OFAC’s assessment of the Cuba review, we could be subject to potentially significant monetary civil penalties and litigation, and our brand and reputation could be materially adversely affected.

We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to make their payments or the choice of currency in which they would like their payment card to be charged. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House (“ACH”) Network. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems.

We rely on third-party payment service providers to process payments made by guests and payments made to hosts on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests and to remit payments to hosts on our platform. We have agreements with these providers, some of whom are the sole providers of their particular service.
If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted, we would need to find an alternate payment service provider, and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our hosts and guests. Any of the foregoing could cause us to incur significant losses and, in certain cases, require us to make payments to hosts out of our funds, which could materially adversely affect our business, results of operations, and financial condition.
In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to hosts on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain hosts and guests.

Moreover, our agreements with payment service providers may allow these companies, under certain conditions, to hold an amount of our cash as a reserve. They may be entitled to a reserve or suspension of processing services upon the occurrence of specified events, including material adverse changes in our business, results of operations, and financial condition. An imposition of a reserve or suspension of processing services by one or more of our processing companies, could have a material adverse effect on our business, results of operations, and financial condition.
If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand our payments activities into additional countries is dependent upon the third-party providers we use to support these activities. As we expand the availability of our payments activities to additional geographies or offer new payment methods to our hosts and guests in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
For certain payment methods, including credit and debit cards, we pay interchange and other fees, and such fees result in significant costs. Payment card network costs have increased, and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, results of operations, and financial condition.
Our failure to properly manage funds held on behalf of customers could materially adversely affect our business, results of operations, and financial condition.
We offer integrated payments in over 40 currencies to allow access to guest demand from more than 220 countries and regions and the ability for many hosts to be paid in their local currency or payment method of choice. When a guest books and pays for a stay or experience on our platform, we hold the total amount the guest has paid until check-in, at which time we recognize our service fee as revenue and initiate the process to remit the payment to the host, which generally occurs 24 hours after the scheduled check-in, barring any alterations or cancellations, which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our hosts and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. treasury bills and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings and tiers, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.
If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses or be unable to process payment transactions.
We have significant amounts of cash, cash equivalents, and other investments, including certificates of deposit, highly-liquid debt instruments of the U.S. government and its agencies, commercial paper, corporate debt securities, asset-backed securities, mutual funds, and bank loan funds, with banks or other financial institutions in the United States and abroad for both our corporate balances and for funds held on behalf of our hosts and guests. We also rely on such banks and financial institutions to help process payments transactions. We have both significant funds flows from and to various financial institutions as a result of our processing of payments from guests to hosts. As part of our currency hedging activities on these balances, we enter into transactions involving derivative financial instruments with various financial institutions. We regularly monitor our exposure to counterparty credit risk and manage this exposure in an attempt to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition, or service interruptions at, or failure of, these counterparty financial institutions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses or to access or recover our assets may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. Furthermore, our ability to process payment transactions via such counterparties would be severely limited or cease. In the event of default or failure of one or more of our counterparties, we could incur significant losses and be required to make payments to hosts and/or refunds to guests out of our own funds, which could materially adversely affect our results of operations and financial condition.
The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.
We have acquired multiple businesses, including our April 2019 acquisition of Hotel Tonight, Inc. and our August 2019 acquisition of UrbanDoor Inc., and we regularly evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. While our acquisitions to date have not caused major disruptions in our business, any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

•difficulties in integrating and managing the combined operations, technology platforms, or offerings of the acquired companies and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;
•failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;
•diversion of management’s attention or other resources from our existing business;
•our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;
•uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
•unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;
•difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;
•inability to maintain our culture and values, ethical standards, controls, procedures, and policies;
•challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and
•potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.
Because we recognize revenue upon check-in and not at booking, upticks or downturns in bookings are not immediately reflected in our results of operations.
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. In response to the COVID-19 pandemic, we are making certain payments to hosts and issuing guest cancellation coupons to guests, which we account for as consideration paid to a customer and result in a reduction to revenue.
If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.
We hold a broad collection of intellectual property rights related to our brand; certain content and design elements on our platform; inventions related to our platform, services, and research and development efforts; an extensive repository of wholly-owned audio and visual assets; marketing and promotional concepts and materials; a collection of editorial content; and certain entertainment-related assets. This includes registered domain names, registered and unregistered trademarks, service marks, and copyrights, patents and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. In addition, to further protect our proprietary rights, from time to time we have purchased patents, trademarks, domain name registrations, and copyrights from third parties. In the future we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights from third parties, which could require significant cash expenditures.
We rely on a combination of trademark, patent, copyright, and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. Our pending and future trademark, patent, and copyright applications may not be approved. Furthermore, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. There can be no assurance that others will not offer technologies, products, services, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, content, design elements, creative, editorial, and entertainment assets, or other proprietary information without authorization. We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain trademarks, service marks, domain names, or social media handles that are similar to, infringe upon or diminish the value of our trademarks, service marks, copyrights, and our other proprietary rights. Third parties have also obtained or misappropriated certain of our data through website scraping, robots, or other means to launch copycat sites, aggregate our data for their internal use, or to feature or provide our data through their respective websites, and/or launch businesses monetizing this data. While we routinely employ technological and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.
Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, offerings, or features or methods of operations. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our hosts, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.
We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.
The Internet and technology industries are characterized by significant creation and protection of intellectual property rights and by frequent litigation based on allegations of infringement, misappropriation, or other violations of such intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, trademarks, and copyrights, and applications of the foregoing, that they allege cover significant aspects of our platform, technologies, content, branding, or business methods. Moreover, companies in the Internet and technology industries are frequent targets of practicing and non-practicing entities seeking to profit from royalties in connection with grants of licenses. Like many other companies in the Internet and technology industries, we sometimes enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third party.

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. While a number of the infringement claims raised against us have been based on our use or implementation of third-party technologies for which those third parties have been required to defend against the claims on our behalf and indemnify us from liability, intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle and could divert our management’s attention and other resources. See Part 1, Item 3. Legal Proceedings of this Annual Report on Form 10-K and Note 13, Commitments and Contingencies – Legal and Regulatory Matters to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and make us less competitive. Any of these results could materially adversely affect our ability to compete and our business, results of operations, and financial condition.
We may introduce new offerings or changes to existing offerings or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Similarly, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to the acquisition.
Our use of “open source” software could adversely affect our ability to offer our platform and services and subject us to costly litigation and other disputes.
We have in the past incorporated and may in the future incorporate certain “open source” software into our code base as we continue to develop our platform and services. Open source software is generally licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can limit our ability to protect our intellectual property rights with respect to that software. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.
While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, inadvertent use of open source software is fairly common in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our product which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

We have operations in countries known to experience high levels of corruption and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.
We are subject to anti-corruption laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-corruption and anti-bribery laws in these countries. We have implemented policies, procedures, systems, and controls designed to ensure compliance with applicable laws and to discourage corrupt practices by our employees, consultants, and agents, and to identify and address potentially impermissible transactions under such laws and regulations; however, our existing and future safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and we cannot ensure that all such parties, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Additional compliance requirements may require us to revise or expand our compliance programs, including the procedures we use to monitor international and domestic transactions. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our shareholders, hosts, guests, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our Class A common stock.
We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our shareholders, hosts, guests, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term shareholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our shareholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our Class A common stock. Our commitment to pursuing long-term value for the company and its shareholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our Class A common stock, including by making owning our Class A common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term shareholder value, which may include changes to our platform to enhance the experience of our hosts, guests, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our hosts, guests, and employees, investing in and introducing new products and services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A common stock, could be materially adversely affected.
Risks Related to Ownership of Our Class A Common Stock
Our share price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock is likely to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K, and others beyond our control, including:

•the COVID-19 pandemic and its impact on the travel and accommodations industries;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our board of directors, management, or key personnel;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations, or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•the legal and regulatory landscape and changes in the application of existing laws or adoption of new laws that impact our business, hosts, and/or guests, including changes in short-term occupancy and tax laws;
•legal and regulatory claims, litigation, or pre-litigation disputes and other proceedings;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales or expected sales of our Class A common stock by us, our officers, directors, principal stockholders, and employees.
In addition, stock markets, and the trading of travel companies’ and technology companies’ stocks in particular, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including travel companies and technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Class A common stock following our recent initial public offering as a result of the supply and demand forces for newly public companies. In the past, stockholders have instituted securities class action litigation following periods of stock volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and materially adversely affect our business, results of operations, and financial condition.
The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders, and their respective affiliates, who held in the aggregate 59.6% of the voting power of our capital stock as of December 31, 2020. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, our Class C common stock has no votes per share, and our Class H common stock has no votes per share. As of December 31, 2020, the holders of our outstanding Class B common stock beneficially owned 79.5% of our outstanding capital stock and held 98.8% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, beneficially owning 48.5% of our outstanding capital stock and holding 59.6% of the voting power of our outstanding capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until all such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, our founders, who collectively held 42.8% of the voting power of our outstanding capital stock as of December 31, 2020, are party to a Voting Agreement under which each founder and his affiliates and certain other entities agree to vote their shares for the election of each individual founder to our board of directors. We and each of our founders are party to a Nominating Agreement under which we and the founders are required to take certain actions to include the founders in the slate of nominees nominated by our board of directors for the applicable class of directors, include them in our proxy statement, and solicit proxies or consents in favor of electing each founder to our board of directors. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes or transfers among our founders, if all of our founders agree to such transfers. Each share of our Class B common stock is convertible at any time at the option of the Class B holder into one share of Class A common stock. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. In addition, the conversion of Class B common stock to Class A common stock would dilute holders of Class A common stock in terms of voting power within the Class A common stock. In addition, any future issuances of common stock would be dilutive to holders of Class A common stock. For example, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. Further, each outstanding share of Class H common stock will convert into a share of Class A common stock on a share-for-share basis upon the sale of such share of Class H common stock to any person or entity that is not our subsidiary, which would dilute holders of Class A common stock in terms of voting power within the Class A common stock.
We cannot predict the effect our multi-series structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-series structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers, such as S&P Dow Jones, have announced restrictions on including companies with multiple-class share structures in certain of their indices, including the S&P 500. Accordingly, the multi-series structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the multi-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2020, we had 115,499,875 shares of Class A common stock outstanding, 483,697,162 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and 9,200,000 shares of Class H common stock outstanding.

As of immediately following the closing of our initial public offering in December 2020, the holders of up to 453,853,793 shares of our common stock, options to purchase 13,788,876 shares of common stock, and warrants to purchase 7,934,794 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of December 31, 2020, we had 41,420,645 options outstanding that, if fully exercised, would result in the issuance of 27,631,769 shares of Class A common stock and 13,788,876 shares of Class B common stock, as well as 47,754,231 shares of Class A common stock issuable upon vesting of outstanding RSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we filed a registration statement and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.

We and all of our directors, executive officers, and certain other record holders that together represent approximately 80% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, calculated as of immediately prior to our initial public offering, are subject to lock-up agreements with the underwriters of our initial public offering or market standoff agreements with us that restrict their ability to transfer such shares of Class A common stock and such securities, including any hedging transactions, during the period ending on the later of (i) the opening of trading on the second trading day immediately following our public release of earnings for the first quarter of 2021 and (ii) the 121st day after December 9, 2020.
In addition, substantially all of the remaining approximately 20% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, including equity awards issued under our equity incentive plans, calculated as of immediately prior to our initial public offering, are subject to market standoff agreements with us that restrict certain transfers of such shares of Class A common stock and such securities during the restricted period. Notwithstanding the terms of such market standoff agreements, our insider trading policy prohibits hedging by all of our current directors, officers, employees and independent contractors. In addition to shares of our Class A common stock previously sold into the market to cover employee tax liability upon the vesting of equity awards, up to approximately 33.5 million shares of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock may be sold beginning at the opening of trading on March 1, 2021, which is the second trading day immediately following our public release of earnings for the fourth quarter of 2020, pursuant to the terms of the lock-up agreements with the underwriters of our initial public offering.
Upon the expiration of the restricted period described above, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Morgan Stanley & Co. LLC may waive the lock-up agreements and market standoff agreements entered into by our executive officers, directors, and record holders of our securities before they expire.
Sales, short sales, or hedging transactions involving our equity securities, whether before or after our initial public offering and whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.
Record holders of our securities are typically the parties to the lock-up agreements with the underwriters and to the market standoff agreements with us referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equityholder who is neither subject to a market standoff agreement with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of their equity interests at any time.
In November 2020, we issued 9,200,000 shares of our Class H common stock to our Host Endowment Fund and we have announced our intention to donate 400,000 shares of our Class A common stock to a charitable foundation, each of which has resulted or will result in substantial dilution to our existing stockholders. We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance and any issuance of Class A common stock upon the conversion of Class B or Class H common stock could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline. See also our risk factor titled “ — Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.”
Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Any future issuance of Class C common stock may have the effect of further concentrating voting control in our Class B common stock, including the Class B common stock held by our founders, and may discourage potential acquisitions of our business and could have an adverse effect on the trading price of our Class A common stock.
Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Although we have no current plans to issue any shares of Class C common stock, we may in the future issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of Nasdaq. Because the Class C common stock carries no voting rights (except as otherwise required by law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class

C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our founders who are parties to a Nominating Agreement and a Voting Agreement, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. Our directors, executive officers, and 5% stockholders and their respective affiliates beneficially owned in the aggregate 48.5% of our outstanding capital stock but held in the aggregate 59.6% of the voting power of our capital stock as of December 31, 2020. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that stockholders may otherwise support, and could allow us to take actions that some of our stockholders do not view as beneficial, which could reduce the trading price of our Class A common stock. Furthermore, this concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A and Class B common stock. Any such issuance of Class C common stock could also cause the trading price of our Class A common stock to decline.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.
Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may sell Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, other series of common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
In addition, we made an initial contribution of 9,200,000 newly-issued shares of Class H common stock to the Host Endowment Fund in November 2020 and may in our discretion make additional contributions of Class H common stock in the future, and any future issuances of Class H common stock would be dilutive to holders of Class A common stock. However, it is our current intent that the total number of shares contributed to the Host Endowment Fund by us, when aggregated with any prior contributions, will not exceed 2% of our total shares outstanding at the time of any future contribution. We have also announced our intention to donate 400,000 shares of our Class A common stock to a charitable foundation.
We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have only paid one dividend in our history and do not intend to pay any dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, our Credit Agreements contain negative covenants that limit our ability to pay dividends. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Anti-takeover provisions contained in our restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our restated certificate of incorporation and amended and restated bylaws contain and Delaware law contains provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:

•a multi-series structure which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, Class C common stock, and Class H common stock;
•a classified board of directors with three-year staggered terms, who can only be removed for cause, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•in addition to our board of director’s ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock;
•the required approval of (i) at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation and (ii) for so long as any shares of Class B common stock are outstanding, the holders of at least eighty percent (80%) of the shares of Class B common stock outstanding at the time of such vote, voting as a separate series, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation;
•the ability of stockholders to act by written consent only as long as holders of our Class B common stock hold at least 50% of the voting power of our capital stock;
•the requirement that a special meeting of stockholders may be called only by an officer of our company pursuant to a resolution adopted by a majority of our board of directors then in office or the chairperson of our board;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:

•we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.
Our restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933.
Our restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent or stockholder to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former director, officer, employee, agent or stockholder arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder to the company, which may discourage such claims against us or any of our current or former director, officer, other employee, agent, or stockholder to the company and result in increased costs for investors to bring a claim.
General Risk Factors
The value of our marketable securities could decline, which could adversely affect our results of operations and financial condition.
Our marketable securities portfolio includes various holdings, types, and maturities. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our consolidated balance sheets at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and other than-temporary impairments are reported within other income (expense), net in the consolidated statements of operations. Our marketable equity securities with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other income (expense), net in the consolidated statements of operations.
If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates would adversely impact our interest income.
We will incur significant expenses as a result of being a public company, which could materially adversely affect our business, results of operations, and financial condition.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”). Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Further, the majority of our management team, including our Chief Executive Officer and Chief Financial Officer, have either no or limited experience in managing publicly-traded companies. Our management team may not successfully or efficiently manage our transition to being a public company and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and could materially adversely affect our business, results of operations, and financial condition.
As a public reporting company, we are subject to rules and regulations established by the SEC and Nasdaq regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
As a public reporting company, we are subject to the rules and regulations established by the SEC and Nasdaq. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with our annual report on Form 10-K for the year ending December 31, 2021. In support of such certifications, we will be required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. As a result, we anticipate investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.
To date, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act because no such evaluation has been required. If our management is unable to certify the effectiveness of our internal controls, our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting, we identify or fail to remediate material weaknesses in our internal controls, or we do not effectively or accurately report our financial performance to the appropriate regulators on a timely basis, we could be subject to regulatory scrutiny and a loss of investor confidence, which could significantly harm our reputation and our stock price, and materially adversely affect our business, results of operations, and financial condition.
We previously identified a material weakness in our internal control over financial reporting in connection with a revision to previously issued financial statements for the year ended December 31, 2017 relating to the provision for income taxes resulting from the incorrect use of tax attributes. We identified that the cause of the income tax provision adjustment was a lack of qualified tax personnel with an appropriate level of experience to review the use of tax attributes in accordance with tax ordering rules. While we remediated this material weakness as of December 31, 2018 through hiring additional experienced personnel, we can give no assurance that additional material weaknesses will not be identified in the future. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
The failure to successfully implement and maintain accounting systems could materially adversely impact our business, results of operations, and financial condition.
In the third quarter of 2019, we implemented a new third-party revenue accounting system in order to automate our revenue accounting and reporting processes. System implementations of this scale are complex and time-consuming projects that require transformations of business and financial processes. Such transformations involve risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if our revenue and other accounting or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal control over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. In addition, if we experience interruptions in service or operational difficulties with our revenue and other accounting or tax systems, our business, results of operations, and financial condition could be materially adversely affected.
Our results of operations and financial condition could be materially adversely affected by changes in accounting principles.
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

Avoiding regulation under the Investment Company Act may adversely affect our operations.
The Investment Company Act of 1940, as amended (the “Investment Company Act”), contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We currently conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are not engaged primarily, nor do we hold ourselves out as being engaged primarily, in the business of investing, reinvesting, or trading in securities, and neither do we intend to own investment securities with a combined value in excess of 40% of the value, as determined by our board of directors, of our total assets, exclusive of U.S. government securities and cash items, on an unconsolidated basis. We do, however, make minority investments in companies and acquire other financial instruments from time to time that may be deemed investment securities. We expect to conduct our operations such that the value of those investments will not rise to a level where we might be deemed an investment company, but there can be no assurances that we will be successful in maintaining the required ratios without taking actions that may adversely affect our operations. For example, to avoid being deemed an investment company we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets, which may have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in San Francisco, California, where we have lease commitments for approximately 948,000 square feet, including approximately 170,000 square feet offered for sublease, across multiple buildings. As of December 31, 2020, we leased office facilities totaling approximately 1.9 million square feet in multiple locations in the United States and internationally. We believe our facilities are adequate and suitable for our current needs.
Item 3. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 13, Commitments and Contingencies – Legal and Regulatory Matters to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
These matters also include the following:
•On November 23, 2020, an individual plaintiff filed a complaint asserting patent and trade secrets claims against Airbnb, Inc. in the Northern District of California. The patent at issue relates to a method of reflecting a place to stay listing in a geospatial environment. The complaint asserts direct and indirect infringement and willfulness. We intend to vigorously defend the lawsuit.
Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Class A Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “ABNB” since December 10, 2020. Prior to that date, there was no public trading market for our Class A common stock. Our Class B, Class C, and Class H common stock are neither listed nor publicly traded.
Holders of our Common Stock

As of February 11, 2021, there were 220 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 11, 2021, there were 308 stockholders of record of our Class B common stock.

As of February 11, 2021, there were no shares of our Class C common stock outstanding and our wholly-owned Host Endowment Fund subsidiary held all of the outstanding shares of our Class H common stock.
Dividend Policy
We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of certain of our outstanding debt instruments restrict our ability to pay dividends or make distributions, and we may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends or make distributions. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our board of directors may deem relevant.
Unregistered Sales of Equity Securities
Plan-Related Issuances
From January 1, 2020 through December 10, 2020 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 4,635,058 shares of our Class B common stock under our 2018 Equity Incentive Plan (“2018 Plan”), at exercise prices ranging from $29.36 to $59.53 per share.
From January 1, 2020 through December 10, 2020 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers restricted stock units for an aggregate of 40,725,440 shares of our Class B common stock under our 2018 Plan.
From January 1, 2020 through December 10, 2020 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other services providers an aggregate of 5,203,116 shares of Class B common stock upon the exercise of options issued under our 2008 Equity Incentive Plan (“2008 Plan”) at exercise prices ranging from $0.052 to $29.96 per share, for an aggregate exercise price of $6,755,306.

From January 1, 2020 through December 10, 2020 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other services providers an aggregate of 7,054 shares of Class B common stock upon the exercise of options issued under our 2018 Plan at exercise prices ranging from $4.82 to $10.15 per share, for an aggregate exercise price of $52,260.

From January 1, 2020 through December 10, 2020 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other services providers an aggregate of 33,061 shares of Class A common stock upon the exercise of options issued under our Hotel Tonight, Inc. 2011 Equity Incentive Plan at exercise prices ranging from $17.51 to $26.19 per share, for an aggregate exercise price of $752,913.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of such securities were our directors, employees, or bona fide consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

In connection with our initial public offering, our board of directors amended all awards outstanding under our 2008 Plan and 2018 Plan to settle into Class A common stock, excluding the stock options held by individuals holding at least 1% of our outstanding capital stock which were granted prior to June 30, 2017. The information above does not reflect this amendment to the outstanding equity awards granted under our 2008 Plan and 2018 Plan.

Warrants
On April 17, 2020, we issued to investors warrants to purchase an aggregate of 7,934,794 shares of our Class A common stock at an exercise price of $28.355.

The offers, sales, and issuances of securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.
Issuance to Wholly-Owned Host Endowment Fund Subsidiary
On November 10, 2020, we issued 9,200,000 shares of our Class H common stock to our wholly-owned subsidiary, Airbnb Host Endowment LLC, for consideration consisting of the benefit to the Company related to the purpose of the Host Endowment Fund.

The offer, sale, and issuance of the securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act under the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds
On December 14, 2020, we completed our IPO, in which we sold 55.0 million shares of our Class A common stock at a price to the public of $68 per share, which included 5.0 million shares of Class A common stock sold pursuant to the underwriters’ exercise of the option to purchase additional shares. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-250118), which was declared effective by the SEC on December 9, 2020. We raised approximately $3.7 billion in net proceeds after deducting underwriting discounts and commissions of $79.3 million and offering expenses of $9.8 million. We have used a portion of the net proceeds, and intend to use the remainder of the net proceeds, from our IPO to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs in connection with our IPO totaling approximately $1.6 billion, for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may use a portion of the net proceeds we received from our IPO to acquire or make investments in businesses, products, offerings, and technologies, although we do not have agreements or commitments for any material acquisitions or investments at this time.

In connection with the offering, 1,323,531 shares of Class A common stock were sold by existing stockholders. We did not receive any proceeds from the sale of shares by these stockholders nor did we bear direct costs associated with the sale of these shares.

The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Issuer Purchases of Equity Securities

None.
Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Airbnb, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (“NASDAQ”), S&P 500 Index (“S&P 500”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on December 10, 2020, which was the first day our Class A common stock began trading. Data for the Nasdaq Composite Index, S&P 500 Index, and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on December 10, 2020 of $144.71 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. Selected Financial Data
Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2020 refer to the year ended December 31, 2020, references to 2019 refer to the year ended December 31, 2019, and references to 2018 refer to the year ended December 31, 2018.
Overview

Airbnb is a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to 4 million hosts who have welcomed over 800 million guest arrivals to approximately 100,000 cities in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

Our Business Model

We operate a global marketplace, where hosts offer guests stays and experiences on our platform. Our business model relies on the success of hosts and guests who join our community and generate consistent bookings over time. As hosts become more successful on our platform and as guests return over time, we benefit from the recurring activity of our community.

We experienced rapid growth since our founding through 2019. In 2019, we generated GBV of $38.0 billion, representing growth of 29% from $29.4 billion in 2018, and revenue of $4.8 billion, representing growth of 32% from $3.7 billion in 2018. During the year ended December 31, 2020, our business was materially impacted by the COVID-19 pandemic, with GBV of $23.9 billion, down 37% year over year, and revenue of $3.4 billion, down 30% year over year. We expect continued volatility in these trends and fluctuations from month to month as the continued impact from COVID-19 is not linear across geographies and as COVID-19 is continuing to materially adversely affect our business and financial results.

Initial Public Offering

Our IPO was completed on December 14, 2020. Our consolidated financial statements as of December 31, 2020 and for the year then-ended reflect the sale by us of an aggregate of 55,000,000 shares in our IPO, including the exercise of the underwriters’ option to purchase additional shares, at the public offering price of $68.00 per share, for net proceeds to us of approximately $3.7 billion, after underwriting discounts and commissions and offering expenses, and the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 240,910,588 shares of Class B common stock, including 1,286,694 shares of Class B common stock issuable pursuant to the anti-dilution adjustment provisions relating to our Series C redeemable convertible preferred stock.
Our consolidated financial statements as of December 31, 2020 and for the year then-ended include stock-based compensation expense of $2.8 billion associated with the vesting of RSUs in connection with our IPO for which the requisite service-based vesting condition was met as of December 31, 2020. The liquidity-based vesting condition for RSUs was satisfied upon the effectiveness of our IPO Registration Statement on December 9, 2020.
Key Business Metrics and Non-GAAP Financial Measures
We track the following key business metrics and financial measures that are not calculated and presented in accordance with GAAP (“non-GAAP financial measures”) to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is provided under the subsection titled “— Adjusted EBITDA” and “— Free Cash Flow” below.
Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way.

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(in millions)
Nights and Experiences Booked	125.7	185.8	250.3	326.9	193.2
Gross Booking Value	$13,924.8	$20,975.3	$29,440.7	$37,962.6	$23,896.9

Nights and Experiences Booked
Nights and Experiences Booked is a key measure of the scale of our platform, which in turn drives our financial performance. Nights and Experiences Booked on our platform in a period represents the sum of the total number of nights booked for stays and the total number of seats booked for experiences, net of cancellations and alterations that occurred in that period. For example, a booking made on February 15 would be reflected in Nights and Experiences Booked for our quarter ended March 31. If, in the example, the booking were canceled on May 15, Nights and Experiences Booked would be reduced by the cancellation for our quarter ended June 30. A night can include one or more guests and can be for a listing with one or more bedrooms. A seat is booked for each participant in an experience. Substantially all of the bookings on our platform to date have come from nights. We believe Nights and Experiences Booked is a key business metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it represents a single unit of transaction on our platform.

In 2020, we had 193.2 million Nights and Experiences Booked, a 41% decrease from 326.9 million Nights and Experiences Booked in 2019, which in turn was a 31% increase from 250.3 million Nights and Experiences Booked in 2018. Nights and Experiences Booked grows as we attract new hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked declined from prior levels as a result of the COVID-19 pandemic. The decline in 2020 was most severe in the second quarter, with Nights and Experiences Booked declining 67% from the prior year period, and our business improved from those levels in the third and fourth quarters with declines of 28% and 39%, respectively, from the prior year period. This improvement was driven by stronger results in North America and Europe, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.
Gross Booking Value
GBV represents the dollar value of bookings on our platform in a period and is inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations that occurred during that period. The timing of recording GBV and any related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Experiences Booked” above. Revenue from the booking is recognized upon check-in; accordingly, GBV is a leading indicator of revenue. The entire amount of a booking is reflected in GBV during the quarter in which booking occurs, whether the guest pays the entire amount of the booking upfront or elects to use our Pay Less Upfront program.

Growth in GBV reflects our ability to attract and retain hosts and guests and reflects growth in Nights and Experiences Booked. In 2020, our GBV was $23.9 billion, a 37% decrease from $38.0 billion in 2019, which in turn was a 29% increase from $29.4 billion in 2018. The decrease in our GBV in 2020 was due to the reduction in Nights and Experiences Booked due to the COVID-19 pandemic, as described above. On a constant currency basis, the reduction in GBV was 37%. The decline was most severe in the second quarter, with GBV declining 67% from the prior year. We experienced an increase in GBV in the third and fourth quarters of 2020 as domestic travel rebounded on our platform from the second quarter levels, but below third and fourth quarter 2019 levels by 17% and 31%, respectively. In the third and fourth quarters of 2020, GBV declined less than Nights and Experiences Booked as a result of increased GBV per Night and Experience Booked driven by a shift towards North America compared to other regions and entire home bookings.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net loss	$(16,860)	$(674,339)	$(4,584,716)
Adjusted EBITDA	$170,625	$(253,260)	$(250,673)

Net cash provided by (used in) operating activities	$595,557	$222,727	$(629,732)
Free Cash Flow	$504,933	$97,275	$(667,103)
Adjusted EBITDA

We define Adjusted EBITDA as net income or loss adjusted for (i) provision for (benefit from) income taxes; (ii) interest income, interest expense, and other income (expense), net; (iii) depreciation and amortization; (iv) stock-based compensation expense and stock-settlement obligations related to the IPO; (v) acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements; (vi) net changes to the reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with hosts for collecting and remitting such taxes; and (vii) restructuring charges.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Adjusted EBITDA also excludes certain items related to transactional tax matters, for which management believes it is probable that we may be held jointly liable with hosts in certain jurisdictions, and we urge investors to review the detailed disclosure regarding these matters included in the subsection titled “—Critical Accounting Policies and Estimates—Lodging Tax Obligations,” as well as the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•Adjusted EBITDA does not reflect interest income (expense) and other income (expense), net, which include unrealized and realized gains and losses on foreign currency exchange, investments, and financial instruments, including the warrants issued in connection with a term loan agreement entered into in April 2020;
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy as well as stock-settlement obligations, which represent employer and related taxes related to the IPO;
•Adjusted EBITDA excludes acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements. The contingent consideration, which was in the form of equity, was valued as of the acquisition date and is mark-to-market at each reporting period based on factors including our stock price. The changes in fair value of contingent consideration was insignificant prior to the fourth quarter of 2020;
•Adjusted EBITDA does not reflect net changes to reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with hosts for collecting and remitting such taxes; and
•Adjusted EBITDA does not reflect restructuring charges, which include severance and other employee costs, lease impairments, and contract amendments and terminations.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

In 2020, Adjusted EBITDA was $(250.7) million, compared to Adjusted EBITDA in 2019 of $(253.3) million, primarily due to the reduction in Nights and Experiences Booked and GBV due to the COVID-19 pandemic, as described above, partially offset by a reduction in overall spend. In 2019, Adjusted EBITDA was $(253.3) million, compared to Adjusted EBITDA in 2018 of $170.6 million, primarily due to significant investments in growth initiatives and investments in our technical infrastructure in 2019.
Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss:

	Year Ended December 31,
	2018	2019	2020
	(in thousands, except percentages)
Revenue	$3,651,985	$4,805,239	$3,378,199

Net loss	$(16,860)	$(674,339)	$(4,584,716)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	63,893	262,636	(97,222)
Other (income) expense, net	12,361	(13,906)	947,220
Interest expense	26,143	9,968	171,688
Interest income	(66,793)	(85,902)	(27,117)
Depreciation and amortization	82,401	114,162	125,876
Stock-based compensation expense(1)	53,893	97,547	3,002,148
Stock-settlement obligations related to IPO	—	—	103,411
Acquisition-related impacts	—	—	37,215
Net changes in lodging tax reserves	15,587	36,574	(80,531)
Restructuring charges	—	—	151,355
Adjusted EBITDA	$170,625	$(253,260)	$(250,673)
Adjusted EBITDA as a percentage of Revenue	5%	(5)%	(7)%
(1)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.
 Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for investment in our business and for acquisitions as well as to strengthen our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our hosts and guests and amounts payable to our hosts and guests do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

In 2020, Free Cash Flow was $(667.1) million compared to $97.3 million in 2019, representing 2% of revenue, and $504.9 million in 2018, representing 14% of revenue in 2018. Free Cash Flow decreased in 2020 due to the reduction in Nights and Experiences Booked and GBV due to the COVID-19 pandemic, as described above, partially offset by cost reductions. Free Cash Flow decreased in 2019 largely due to higher operating expenses, while it increased in 2018 compared to the prior year primarily due to higher operating income and to a lesser extent, lower capital expenditures.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by (used in) operating activities:

	Year Ended December 31,
	2018	2019	2020
	(in thousands, except percentages)
Revenue	$3,651,985	$4,805,239	$3,378,199

Net cash provided by (used in) operating activities	$595,557	$222,727	$(629,732)
Purchases of property and equipment	(90,624)	(125,452)	(37,371)
Free Cash Flow	$504,933	$97,275	$(667,103)
Free Cash Flow as a percentage of Revenue	14%	2%	(20)%
Other cash flow components:
Net cash provided by (used in) investing activities	$(668,171)	$(347,155)	$79,590
Net cash provided by financing activities	$140,516	$854,579	$2,940,814
Impact of COVID-19 on our Business

COVID-19 Has Had a Disproportionately Negative Effect on the Travel Industry

In December 2019, a novel strain of coronavirus disease was first reported. Only three months later, in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities. The outbreak will have a continued adverse impact on economic and market conditions and has already triggered a period of global economic slowdown, the depth and breadth of which are yet to be determined.

The COVID-19 pandemic has resulted in global travel restrictions and a corresponding significant reduction in travel. While many industries have been adversely impacted, travel has been disproportionately affected, as governments have implemented travel restrictions and as people have become reluctant to travel irrespective of such restrictions.

Prior to the outbreak, we had seen strong year-over-year growth in Nights and Experiences Booked in the first three weeks of 2020. We first saw the impact of COVID-19 in China in the last week of January, which when contained to China, had a minor impact on the entire business. The outbreak spread throughout Asia, and then through Europe, North America, and the rest of the world by the end of the first quarter of 2020. In order to protect our business from these near-term market disruptions and the prospect of a prolonged business impact, we raised $2.0 billion in the form of term loans in April 2020 and took action to dramatically reduce our operating expenses as described below. We believe these incremental funds and our rapid management of expenses, in addition to our existing cash position, has helped and will continue to help us to prudently manage our business through the effects of the COVID-19 pandemic.

As of the date of this Annual Report on Form 10-K, the full impact of the COVID-19 pandemic on the global economy and the extent to which the COVID-19 pandemic will continue to adversely impact our financial condition, results of operations, and cash flows remains uncertain. Our financial results for 2020 were materially adversely affected, and we expect that COVID-19 will continue to materially impact our bookings, revenue, and business operations in future periods. While we experienced an increase in GBV and revenue in the third quarter of 2020 compared to the second quarter of 2020 as domestic travel rebounded, both were down compared to the same periods in 2019.

During the fourth quarter of 2020, another wave of COVID-19 infections emerged. As a result, countries imposed strict lockdowns. Similar to the impact of the initial COVID-19 wave in March 2020, we saw a decrease in bookings in the most affected regions. As a result, while the fourth quarter GBV and revenue were greater than the second quarter, there were greater year-over-year declines in Nights and Experiences Booked and GBV in the fourth quarter of 2020 than in the third quarter of 2020. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular.
Multiple Resilient Categories Were Less Impacted and Showed Strong Recovery

We believe that the recovery in GBV that we experienced in the second half of 2020 was attributable to the renewed ability and willingness for guests to travel, the resilience of our hosts, and relative strength of our business model. From December 31, 2019 through December 31, 2020, active listings remained stable at approximately 5.6 million despite the decline in booking activity on our platform due to COVID-19. Against an otherwise highly negative travel backdrop, there are several areas of our business that have shown resilience, notably, domestic travel, short-distance travel, travel outside of our top 20 cities, and long-term stays. While we believe that travel will change as a result of

COVID-19, the adaptability of our business suggests that we are well-positioned to serve this dynamic market as it continues to evolve and recover.

COVID-19 Cost Reductions Helped Position Our Business for Improved Financial Performance
In response to the spread of COVID-19 and the resulting material decrease in GBV, we undertook an internal review of our cost structure, ultimately making changes to improve the strength of our business in the long term. Specifically, we significantly reduced our fixed and variable costs in 2020, which we believe will result in improved operating leverage as we emerge from COVID-19. In 2020, we rapidly made changes to manage our expenses in a period of material business interruption, which included suspending substantially all discretionary marketing program spend, reducing full-time employee headcount by approximately 25%, and suspending all facilities build-outs and significantly reducing capital expenditures.
These headcount reductions and other restructuring actions resulted in charges of $151.4 million for 2020. In conjunction with these actions, we have realigned our organizational priorities to further increase our focus on individual hosts and brand marketing, while pausing our investments in newer areas such as transportation and content and reducing performance marketing. We have done this to sharpen our focus on investments that directly strengthen our community and to increase the efficiency of our operations as the travel industry begins to recover from the COVID-19 pandemic. We believe these changes should allow us to more effectively manage our business and improve our financial operating results.

Geographic Mix

Our operations are global, and certain trends in our business, such as Nights and Experiences Booked, GBV, revenue, GBV per Night and Experience Booked, and Nights per Booking vary by geography.
We measure Nights and Experiences Booked by region based on the location of the listing. As a result of COVID-19, the geographic mix of Nights and Experiences Booked, GBV, and revenue during 2020 reflected a shift toward North America, which saw the strongest recovery in the second half of the year. For 2020, Nights and Experiences Booked were 75.5 million, or 39% of the total, in North America compared to 67.7 million, or 35%, in EMEA, 27.6 million, or 14%, in Asia Pacific, and 22.4 million, or 12%, in Latin America. For 2020, GBV was $13.2 billion, or 55% of the total, in North America compared to $6.6 billion, or 28%, in EMEA, $2.4 billion, or 10%, in Asia Pacific, and $1.7 billion, or 7%, in Latin America. Similarly, for 2020, revenue was $1.8 billion, or 53% of the total, in North America compared to $1.0 billion, or 30%, in EMEA, $0.3 billion, or 10%, in Asia Pacific, and $0.3 billion, or 7%, in Latin America.

We saw an increase in GBV per Night and Experience Booked in 2020 compared to 2019, in part because our geographic mix shifted to these higher GBV per Night and Experience Booked regions. North America saw an increase in GBV per Night and Experience Booked as larger entire homes have been in greater demand. The average nights per booking also increased globally 2020, reflecting demand for longer stays. Specifically, GBV per Night and Experience Booked in 2020 was $174.43 for North America compared to $98.41 for EMEA, $85.83 for Asia Pacific, and $75.74 for Latin America, with a total global GBV per Night and Experience Booked of $123.69. Average nights per booking, excluding experiences, for 2020 were 4.4 nights for each of North America, EMEA, and Latin America and 2.8 nights for Asia Pacific, with a total average of 4.1 nights. We expect that our blended global average nights per booking will fluctuate based on our geographic mix and changes in traveler behaviors.

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA. Our business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. Our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and lower sequential level of Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically negative. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme.

In 2020, we saw COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally.

Regulations Permitting or Limiting Our Offerings

Regulations that permit or limit our hosts’ ability to provide their listings impact our growth and penetration in certain geographies. In particular, among other regulations governing our short-term rentals, many large cities have placed night caps on short-term rentals of certain types of properties, limited short-term rentals to primary residences, or limited the length of a stay. No single city represented more than 1.1% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2020 or 1.2% of our active listings as of December 31, 2020. An increase in short-term rental regulations could harm our business and negatively impact our financial performance. See the section titled “Risk Factors — Laws, regulations, and rules that affect the short-term rental and home sharing business may limit the ability or willingness of hosts to share their spaces over our platform and expose our hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition.”

Components of Results of Operations

Revenue

Our revenue consists of service fees, net of incentives and refunds, charged to our customers. We consider both hosts and guests to be our customers. For stays, service fees, which are charged to customers as a percentage of the value of the booking, excluding taxes, vary based on factors specific to the booking, such as booking value, the duration of the booking, geography, and host type. For experiences, we only earn a host fee. Substantially all of our revenue comes from stays booked on our platform. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new customers, while our refunds to customers are part of our customer support activities.
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. Revenue is net of incentives and refunds provided to customers totaling $221.5 million, $274.5 million, and $384.2 million in 2018, 2019, and 2020, respectively, representing 6%, 6%, and 11% of revenue, respectively. The elevated level of incentives and refunds provided to customers during the year ended December 31, 2020 was related to payments made to support hosts impacted by increased guest cancellations and COVID-19 related guest cancellation coupons.
Cost of Revenue
Cost of revenue includes payment processing costs, including merchant fees and chargebacks, costs associated with third-party data centers used to host our platform, and amortization of internally developed software and acquired technology. Because we act as the merchant of record, we incur all payment processing costs associated with our bookings, and we have chargebacks, which arise from account takeovers and other fraudulent activities. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Cost of revenue may vary as a percentage of revenue from year to year based on activity on our platform and may also vary from quarter to quarter as a percentage of revenue based on the seasonality of our business and the difference in the timing of when bookings are made and when we recognize revenue.
Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to hosts and guests; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our host protection programs; and allocated costs for facilities and information technology. We expect that operations and support expense will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. We also expect operations and support to increase in the near-term as a percentage of revenue, as we continue to invest in trust and safety programs. We are also investing in the near-term in initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support expense as a percentage of revenue over the longer term. We incurred additional operations and support expense during 2020, the year in which we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs as described in the subsection titled “— Critical Accounting Policies and Estimates—Stock-Based Compensation—Restricted Stock Units,” and anticipate additional stock-based compensation expense going forward.

Product Development
Product development expense primarily consists of personnel-related expenses and third-party service provider fees incurred in connection with the development of our platform, and allocated costs for facilities and information technology. We expect that our product development expense will increase on an absolute dollar basis and will vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in product development activities relating to ongoing improvements to and maintenance of our technology platform and other programs, including the hiring of personnel to support these efforts. We incurred additional product development expense during 2020, the year in which we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs as described in the subsection titled “— Critical Accounting Policies and Estimates—Stock-Based Compensation—Restricted Stock Units,” and anticipate additional stock-based compensation expense going forward.
Sales and Marketing
Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future, and over the long term, we expect it will decline as a percentage of revenue relative to 2019. We expect that sales and marketing expenses as a percentage of revenue in the first half of 2021 will be higher than that of the second half. This is partially due to the marketing campaign that we are running in the first half of 2021 in advance of the summer travel season. We incurred additional sales and marketing expense during 2020, the year in which we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs as described in the subsection titled “— Critical Accounting Policies and Estimates—Stock-Based Compensation—Restricted Stock Units,” and anticipate additional stock-based compensation expense going forward.
General and Administrative
General and administrative expense primarily consists of personnel-related expenses for management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expense also includes certain professional services fees, general corporate and director and officer insurance, allocated costs for facilities and information technology, indirect taxes, including lodging tax reserves for which we may be held jointly liable with hosts for collecting and remitting such taxes, and bad debt expense. We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Listing Rules of Nasdaq, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative expense will vary from period to period as a percentage of revenue for the foreseeable future. We incurred additional general and administrative expense during 2020, the year in which we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs as described in the subsection titled “— Critical Accounting Policies and Estimates—Stock-Based Compensation—Restricted Stock Units,” and anticipate additional stock-based compensation expense going forward.
Restructuring Charges
Restructuring charges primarily consist of costs associated with a global workforce reduction in May 2020, lease impairments, and costs associated with amendments and terminations of contracts, including commercial agreements with service providers.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities, and amounts held on behalf of customers.

Interest Expense
Interest expense consists primarily of expense related to financing lease obligations in 2018 before the adoption of Accounting Standards Codification 842, Leases (“ASC 842”), interest associated with various indirect tax reserves, amortization of debt issuance costs associated with our $1.0 billion five-year unsecured revolving Credit and Guarantee Agreement (the “2016 Credit Facility”), as well as interest expense and amortization of debt issuance costs associated with our term loan agreements entered into in April 2020.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, the change in fair value of investments and financial instruments, including the warrants issued in connection with a term loan agreement entered into in April 2020, and our share of income or loss from our equity method investments.
Our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments. In 2019, we began entering into derivative contracts to offset a portion of our exposure to the impact of movements in currency exchange rates on our transactional balances denominated in currencies other than the U.S. dollar. The effects of these derivative contracts are reflected in other income (expense), net.
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how we do business, acquisitions, investments, tax audit developments, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains and losses, changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can vary based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
We have a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards, tax credits, and intangible assets. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States and Ireland. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.
As of December 31, 2019 and 2020, we had net operating loss carryforwards for federal income tax purposes of $116.7 million and $5.1 billion, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2034. As of December 31, 2019 and 2020, we had net operating loss carryforwards for state income tax purposes of $167.6 million and $2.5 billion, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in 2033.
In the event that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2020. Based on the analysis, we do not anticipate a permanent limitation on the existing tax attributes under Section 382, although subsequent changes in our ownership structure may create such a limitation.
We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. In December 2020, we received a Notice of Proposed Adjustment from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposes an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.35 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We intend to vigorously contest the IRS’s proposed adjustment, including through all administrative and, if necessary, judicial remedies which may include: entering into administrative settlement discussions with the IRS Independent Office of Appeals (“IRS Appeals”) in 2021, and if necessary petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Revenue	$3,651,985	$4,805,239	$3,378,199
Costs and expenses:
Cost of revenue	864,032	1,196,313	876,042
Operations and support(1)	609,202	815,074	877,901
Product development(1)	579,193	976,695	2,752,872
Sales and marketing(1)	1,101,327	1,621,519	1,175,325
General and administrative(1)	479,487	697,181	1,134,851
Restructuring charges(1)	—	—	151,355
Total costs and expenses	3,633,241	5,306,782	6,968,346
Income (loss) from operations	18,744	(501,543)	(3,590,147)
Interest income	66,793	85,902	27,117
Interest expense	(26,143)	(9,968)	(171,688)
Other income (expense), net	(12,361)	13,906	(947,220)
Income (loss) before income taxes	47,033	(411,703)	(4,681,938)
Provision for (benefit from) income taxes	63,893	262,636	(97,222)
Net loss	$(16,860)	$(674,339)	$(4,584,716)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Operations and support	$1,968	$817	$143,997
Product development	33,895	56,632	1,878,793
Sales and marketing	12,465	23,919	435,272
General and administrative	5,565	16,179	544,086
Restructuring charges	—	—	(200)
Stock-based compensation expense	$53,893	$97,547	$3,001,948

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2018	2019	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	24	25	26
Operations and support	17	17	26
Product development	16	20	81
Sales and marketing	30	34	35
General and administrative	12	14	34
Restructuring charges	—	—	4
Total costs and expenses	99	110	206
Income (loss) from operations	1	(10)	(106)
Interest income	2	2	1
Interest expense	(1)	(1)	(5)
Other income (expense), net	0	0	(28)
Income (loss) before income taxes	2	(9)	(138)
Provision for (benefit from) income taxes	2	5	(2)
Net loss	0%	(14)%	(136)%
Comparison of the Years Ended December 31, 2018, 2019, and 2020
Revenue

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Revenue	$3,651,985	$4,805,239	$3,378,199	32%	(30)%
2020 Compared to 2019. Revenue decreased $1.4 billion, or 30%, in 2020 compared to 2019, almost entirely due to a 41% decrease in the number of Nights and Experiences Booked on our platform due to the COVID-19 pandemic, partially offset by a 6% increase in GBV per Night and Experience Booked. Service fees as a percentage of booking value, exclusive of taxes, remained relatively flat compared to the same prior year period. Also, contributing to the change was a $109.7 million increase in the reductions to revenue recorded for payments to hosts and coupons issued to guests resulting from elevated cancellations related to COVID-19. On a constant currency basis, revenue decreased 30% compared to 2019.

2019 Compared to 2018. Revenue increased $1.2 billion, or 32%, in 2019 compared to 2018, almost entirely due to a 33% increase in the number of check-ins related to Nights and Experiences Booked on our platform. GBV per Night and Experience Booked and service fees as a percentage of booking value, exclusive of taxes, remained relatively flat compared to the prior year. On a constant currency basis, revenue increased 35% compared to 2018.
Cost of Revenue

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Cost of revenue	$864,032	$1,196,313	$876,042	38%	(27)%
Percentage of revenue	24%	25%	26%
2020 Compared to 2019. Cost of revenue decreased $320.3 million, or 27%, in 2020 compared to 2019. The change was primarily due to a $236.8 million decrease in payment processing costs, consisting of merchant fees and chargebacks and a $87.9 million decrease in the cost of data hosting services. In 2020 and 2019, payment processing costs totaled $600.2 million and $837.0 million, respectively, which represented 3% and 2% of GBV, respectively. The decrease in payment processing costs resulted from the decreased dollar value of payments processed through our platform attributable to COVID-19 and lower payment processing fees. The decrease in data hosting resulted from lower usage and demand charges.

2019 Compared to 2018. Cost of revenue increased $332.3 million, or 38%, in 2019 compared to 2018. The change was primarily due to a $193.0 million increase in payment processing costs, consisting of merchant fees and chargebacks, a $90.2 million increase in the cost of data hosting services, and a $29.4 million increase in spend with other third-party service providers and technologies to support our platform. In 2019 and 2018, payment processing costs totaled $837.0 million and $644.0 million, respectively, which represented 2% of GBV for both periods. The increase in payment processing costs resulted from the increased dollar value of payments processed through our platform associated with the growth in GBV, while increases in data hosting and third-party service providers resulted from the associated growth in traffic on our platform. A portion of our increase in data hosting services was related to costs associated with our migration to a service-oriented architecture.

Operations and Support

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Operations and support	$609,202	$815,074	$877,901	34%	8%
Percentage of revenue	17%	17%	26%
2020 Compared to 2019. Operations and support expense increased $62.8 million, or 8%, in 2020 compared to 2019. The change was primarily due to a $139.9 million increase in personnel-related expenses, predominantly comprised of stock-based compensation related to RSUs, for which the liquidity-based vesting condition was satisfied in connection with our IPO, and a $34.0 million increase in insurance costs, partially offset by a $53.7 million decrease in spending on third-party community support personnel and a $57.4 million decrease in customer relations costs. The decrease in spending on third-party community support personnel and customer relations costs was largely the result of decline in GBV and associated check-ins in the period due to COVID-19.
2019 Compared to 2018. Operations and support expense increased $205.9 million, or 34%, in 2019 compared to 2018. The change was primarily due to a $125.8 million increase in spending on third-party community support personnel, a $33.0 million increase in customer relations costs, a $21.7 million increase in personnel-related expenses, and a $15.9 million increase in allocated costs for facilities and information technology, which are allocated based on headcount. The increase in spending on third-party community support personnel and customer relations costs was largely the result of growth in GBV and associated check-ins in the period.

Product Development

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Product development	$579,193	$976,695	$2,752,872	69%	182%
Percentage of revenue	16%	20%	81%
2020 Compared to 2019. Product development expense increased $1.8 billion, or 182%, in 2020 compared to 2019. The change was primarily due to a $1.8 billion increase in personnel-related expenses, predominantly comprised of stock-based compensation related to RSUs, for which the liquidity-based vesting condition was satisfied in connection with our IPO.
2019 Compared to 2018. Product development expense increased $397.5 million, or 69%, in 2019 compared to 2018. The change was primarily due to a $271.7 million increase in personnel-related expenses driven by an increase in product development headcount as we invested in existing offerings, new initiatives, including our China offering, Airbnb Experiences, Airbnb Plus, hotels, and Airbnb Luxe, and platform enhancements, a $58.1 million increase in allocated costs for facilities and information technology, a $26.1 million increase in spend for consultants and service providers, and a $23.0 million increase in spend for software, maintenance, and equipment. The growth in employee headcount supported our efforts to enhance the underlying architecture and scalability of our platform by upgrading our systems and moving to a new service-oriented architecture.

Sales and Marketing

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Brand and performance marketing	$666,455	$1,140,366	$478,608	71%	(58)%
Field operations and policy	434,872	481,153	696,717	11%	45%
Total sales and marketing	$1,101,327	$1,621,519	$1,175,325	47%	(28)%
Percentage of revenue	30%	34%	35%
2020 Compared to 2019. Sales and marketing expense decreased $446.2 million, or 28%, in 2020 compared to 2019. The change was primarily due to a $691.7 million decrease in marketing activities and a $52.4 million decrease in expenses for third-party service providers, partially offset by a $391.3 million increase in personnel-related expenses, predominantly comprised of stock-based compensation related to RSUs, for which the liquidity-based vesting condition was satisfied in connection with our IPO. Total brand and performance marketing decreased $661.8 million, of which $540.5 million was related to performance marketing and $121.2 million was related to brand marketing. In March 2020, driven by COVID-19, we paused our sales and marketing investments in new initiatives and our performance marketing spend. We implemented a marketing strategy that shifted our marketing mix more towards brand marketing spend and away from spending on performance marketing. Total field operations and policy expense increased $215.6 million from 2019, which included $30.9 million of changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019.

2019 Compared to 2018. Sales and marketing expense increased $520.2 million, or 47%, in 2019 compared to 2018. The change was primarily due to a $358.8 million increase in marketing activities, a $77.8 million increase in personnel-related expenses, a $49.2 million increase in expenses for third-party service providers, and a $15.4 million increase in allocated costs for facilities and information technology. Total brand and performance marketing increased $473.9 million, of which $314.2 million was related to performance marketing, and $159.7 million was related to brand marketing. These increases were primarily due to our efforts to optimize our performance marketing bidding and to support the expansion of our China offering, Airbnb Experiences, Airbnb Plus, hotels, and Airbnb Luxe.

General and Administrative

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
General and administrative	$479,487	$697,181	$1,134,851	45%	63%
Percentage of revenue	12%	14%	34%
2020 Compared to 2019. General and administrative expense increased $437.7 million, or 63%, in 2020 compared to 2019. The change was primarily due to a $601.9 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, for which the liquidity-based vesting condition was satisfied in connection with our IPO and a $30.9 million increase in bad debt expense. These increases were partially offset by a net $117.8 million decrease in lodging and business tax expense and a $63.0 million decrease in spend for consultants and service providers. The decrease in lodging and business tax expense resulted largely from a $81.7 million reduction in our reserve for lodging taxes in jurisdictions in which management no longer believed a liability was probable following a favorable outcome in a related legal proceeding.
2019 Compared to 2018. General and administrative expense increased $217.7 million, or 45%, in 2019 compared to 2018. The change was primarily due to a $116.4 million increase in payroll-related expenses resulting from an increase in headcount as we prepared to become a public company, a $29.9 million increase in lease expense related to our build-to-suit leases due to the adoption of ASC 842 in 2019 whereby lease expense is reported as a component of costs and expenses rather than interest expense, a $28.0 million increase in bad debt expense, and a net $17.5 million increase in lodging and business tax expense.

Restructuring Charges

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Restructuring charges	$—	$—	$151,355	*	*
Percentage of revenue	—%	—%	4%

* Not meaningful

2020 Compared to 2019. Restructuring charges totaled $151.4 million for 2020. In May 2020, we announced a reduction in force of approximately 25% of employees, and the resulting restructuring charges primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations.
Interest Income and Expense

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Interest income	$66,793	$85,902	$27,117	29%	(68)%
Percentage of revenue	2%	2%	1%
Interest expense	$(26,143)	$(9,968)	$(171,688)	(62)%	1,622%
Percentage of revenue	(1)%	(1)%	(5)%
2020 Compared to 2019. Interest income decreased $58.8 million, or 68%, in 2020 compared to 2019. The decrease was primarily due to a decline in average interest rates and our investment portfolio mix, which was largely invested in short-term, high quality bonds. Interest expense increased $161.7 million in 2020 compared to 2019 primarily due to the interest owed on the term loans issued in April 2020.
2019 Compared to 2018. Interest income increased $19.1 million, or 29%, in 2019 compared to 2018. The increase was primarily due to higher invested balances and average interest rates. Interest expense decreased $16.2 million, or 62%, in 2019 compared to 2018. The decrease was primarily due to the adoption of ASC 842 in 2019 whereby a component of lease expense for build-to-suit leases was no longer recorded in interest expense, but rather, as a component of general and administrative expense. In 2018, we recorded $13.5 million of lease expense related to certain build-to-suit leases within interest expense.

Other Income (Expense), Net

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Other income (expense), net	$(12,361)	$13,906	$(947,220)	*	*
Percentage of revenue	0%	0%	(28)%
*Not meaningful
2020 Compared to 2019. Other expense, net was $947.2 million in 2020 compared to other income, net of $13.9 million in 2019. The unfavorable change was primarily driven by $868.5 million of fair value remeasurement on our warrants issued in 2020 in connection with our second lien loan. The warrants were issued with an initial exercise price of $28.355 per share and are remeasured to fair value at each reporting date as long as the warrants remain outstanding. The year-over-year change was also attributable to a $54.3 million increase of impairment charges related to non-marketable equity investments in privately-held companies and a $36.7 million increase in net realized and unrealized losses on our investments. Impairment charges recorded during 2020 totaled $82.1 million. Furthermore, a $24.6 million gain related to an equity method investment that was acquired by a third party was recorded during 2019. Partially offsetting these items was a $36.3 million increase in net realized and unrealized foreign exchange gains.
2019 Compared to 2018. Other income, net was $13.9 million in 2019 compared to other expense, net of $12.4 million in 2018. The change was primarily driven by $28.3 million of net realized and unrealized gains on our investments and other income and expense, including our share of income or loss from our equity method investments, as well as a $24.6 million gain related to an equity method investment that was acquired by a third party in 2019. Partially offsetting these amounts were impairment charges of $27.8 million recorded during 2019.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$63,893	$262,636	$(97,222)	311%	(137)%
Effective tax rate	136%	(64)%	2%

2020 Compared to 2019. The benefit from income taxes totaled $97.2 million in 2020 compared to a provision for income taxes of $262.6 million in 2019. The benefit from income taxes was primarily due to the five-year net operating loss carryback provision of the CARES Act accrued for in 2020. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
2019 Compared to 2018. The provision for income taxes increased $198.7 million, or 311%, in 2019 compared to 2018. The increase was primarily due to a remeasurement of uncertain tax positions relating to the valuation of our international intellectual property that was previously sold to a subsidiary. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Selected Quarterly Financial Data
The following table sets forth our unaudited quarterly consolidated results of operations for each of the quarterly periods for the years ended December 31, 2019 and 2020. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. You should read the following unaudited quarterly consolidated results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Quarterly Unaudited Consolidated Statements of Operations

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sept 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sept 30, 2020	Dec 31, 2020
	(in thousands, except per share amounts)
Revenue	$839,004	$1,213,678	$1,645,761	$1,106,796	$841,830	$334,774	$1,342,331	$859,264
Costs and expenses:
Cost of revenue	280,568	313,460	308,667	293,618	277,772	161,198	227,325	209,747
Operations and support(1)	166,755	210,569	223,464	214,286	221,787	160,476	166,106	329,532
Product development(1)	185,101	232,327	276,368	282,899	258,819	217,938	213,920	2,062,195
Sales and marketing(1)	366,546	388,246	429,714	437,013	317,179	114,837	113,494	629,815
General and administrative(1)	146,013	169,231	175,018	206,919	91,762	149,299	180,021	713,769
Restructuring charges	—	—	—	—	—	114,241	22,728	14,386
Total costs and expenses	1,144,983	1,313,833	1,413,231	1,434,735	1,167,319	917,989	923,594	3,959,444
Income (loss) from operations	(305,979)	(100,155)	232,530	(327,939)	(325,489)	(583,215)	418,737	(3,100,180)
Interest income	22,304	24,367	21,990	17,241	13,649	5,856	4,325	3,287
Interest expense	(1,818)	(2,450)	(2,533)	(3,167)	1,510	(49,191)	(59,867)	(64,140)
Other income (expense), net(2)	6,531	6,284	29,315	(28,224)	(46,760)	(12,848)	(56,143)	(831,469)
Income (loss) before income taxes	(278,962)	(71,954)	281,302	(342,089)	(357,090)	(639,398)	307,052	(3,992,502)
Provision for (benefit from) income taxes	13,065	225,470	14,652	9,449	(16,485)	(63,810)	87,724	(104,651)
Net income (loss)	$(292,027)	$(297,424)	$266,650	$(351,538)	$(340,605)	$(575,588)	$219,328	$(3,887,851)
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$(1.13)	$(1.14)	$0.01	$(1.34)	$(1.30)	$(2.18)	$—	$(11.24)
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$(1.13)	$(1.14)	$0.01	$(1.34)	$(1.30)	$(2.18)	$—	$(11.24)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sept 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sept 30, 2020	Dec 31, 2020
	(in thousands)
Operations and support	$31	$124	$128	$534	$949	$855	$1,065	$141,128
Product development	6,711	7,995	30,285	11,641	22,436	20,716	20,936	1,814,705
Sales and marketing	4,793	6,197	6,084	6,845	6,048	4,387	1,544	423,293
General and administrative	2,528	3,733	3,701	6,217	12,193	13,608	5,888	512,397
Restructuring charges	—	—	—	—	—	(1,776)	(73)	1,649
Stock-based compensation expense	$14,063	$18,049	$40,198	$25,237	$41,626	$37,790	$29,360	$2,893,172

(2)For the year ended December 31, 2020, we recorded $868.5 million of fair value remeasurement on our warrants issued in connection with our second lien loan, the majority of which was recorded in the fourth quarter of 2020. Refer to Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Quarterly Unaudited Consolidated Statements of Operations, as a Percentage of Revenue

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sept 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sept 30, 2020	Dec 31, 2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	33	26	19	27	33	48	17	24
Operations and support	20	17	14	19	26	48	12	38
Product development	22	19	17	26	31	65	16	241
Sales and marketing	44	32	26	39	38	34	9	73
General and administrative	17	14	10	19	11	45	13	83
Restructuring charges	—	—	—	—	—	34	2	2
Total costs and expenses	136	108	86	130	139	274	69	461
Income (loss) from operations	(36)	(8)	14	(30)	(39)	(174)	31	(361)
Interest income	3	2	1	2	2	2	—	—
Interest expense	0	0	0	0	0	(15)	(4)	(7)
Other income (expense), net	0	0	2	(3)	(5)	(4)	(4)	(96)
Income (loss) before income taxes	(33)	(6)	17	(31)	(42)	(191)	23	(464)
Provision for (benefit from) income taxes	2	19	1	1	(2)	(19)	7	(12)
Net income (loss)	(35)%	(25)%	16%	(32)%	(40)%	(172)%	16%	(452)%

Liquidity and Capital Resources
In December 2020, upon the completion of our IPO, we received net proceeds of $3.7 billion after deducting underwriting discounts and commissions of $79.3 million and offering expenses of $9.8 million. We used a portion of these net proceeds to satisfy the tax withholding and remittance obligations of approximately $1.6 billion related to the settlement of our outstanding RSUs in connection with our IPO.

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $5.5 billion and marketable securities of $0.9 billion, which included $1.2 billion and $0.2 billion, respectively, held by foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $2.2 billion as of December 31, 2020 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Cash, cash equivalents, and marketable securities held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and marketable securities balances in the United States are sufficient to fund our working capital needs in the United States.

Loan Agreements

In April 2020, we entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in proceeds of $961.4 million, net of debt discount and issuance costs. The loan is due and payable in April 2025. The underlying loan can be repaid in whole or in part prior to April 2025 at our option, subject to applicable prepayment premiums and make-whole premiums. Beginning in September 2020, we are required to repay the First Lien Loan in quarterly installments equal to 0.25% of the $1.0 billion aggregate principal amount of the First Lien Loan, with the remaining principal amount payable on the maturity date. Interest on the First Lien Loan is payable monthly or quarterly in arrears at our option depending on the chosen per annum interest rate equal to (i) in the case of LIBOR borrowings, 7.5% plus the London interbank offered rate (customarily defined, with LIBOR replacement provisions consistent with the April 2019 Alternative Reference Rates Commission recommended fallback language for syndicated loans, “LIBOR”), subject to a floor of 1%, or (ii) in the case of base rate borrowings, 6.5% plus the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.5%, and (c) LIBOR for a one-month period plus 1%, in each case subject to a floor of 2%.

In April 2020, we entered into a $1.0 billion Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement,” and the loans thereunder, the “Second Lien Loan”), resulting in proceeds of $967.5 million, net of debt discount and issuance costs. The loan is due and payable in July 2025. The underlying loan can be repaid in whole or in part prior to July 2025 at our option, subject to applicable prepayment premiums and make-whole premiums and the priority of lenders under the First Lien Credit Agreement over any proceeds we receive from the sale of collateral. Interest on the Second Lien Loan is payable monthly or quarterly in arrears at our option depending on the chosen per annum interest rate equal to (i) in the case of LIBOR borrowings, 10% plus LIBOR, in each case subject to a floor of 1%, or (ii) in the case of base rate borrowings, 9% plus the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.5%, and (c) LIBOR for a one-month period plus 1%, subject to a floor of 3%. In addition, at our election, payment-in-kind interest up to 5.5% per annum may be paid by increasing the principal amount of the Second Lien Loan by such amount.

In connection with the Second Lien Loan, we issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustments upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be settled in cash or in net shares at the holder’s option. The fair value of the warrants of $116.6 million at issuance was recorded as a liability on the consolidated balance sheet, and the warrant liability is remeasured to fair value at each reporting date as long as the warrants remain outstanding and unexercised with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million, or an increase in liability of $868.5 million since their issuance in April 2020.

The First Lien Credit Agreement and Second Lien Credit Agreement include customary conditions to borrowing, events of default, and covenants, including those that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments, loans or advances, or payments and prepayments of junior or unsecured indebtedness, subject to certain exceptions. As of December 31, 2020, we were in compliance with all covenants of the First Lien Credit Agreement and Second Lien Credit Agreement.

2020 Credit Facility

In November 2020, we entered into a $500.0 million five-year senior secured revolving Credit and Guarantee Agreement (the “Revolving Credit Agreement”), which provides for an initial borrowing commitment by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (the “2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate, and (c) LIBOR for a one-month period plus 1%, in each case subject to a floor of 1%.

The Revolving Credit Agreement includes customary conditions to borrowing, events of default, and covenants, including a minimum liquidity covenant requiring us to have liquidity of at least $200.0 million as of the last day of each fiscal quarter and those that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions.

As of December 31, 2020, the principal amount of the borrowings outstanding under the First Lien Loan and Second Lien Loan totaled $1,995.0 million. As of December 31, 2020, there were no borrowings outstanding on the 2020 Credit Facility and outstanding letters of credit totaled approximately $21.4 million.

2016 Credit Facility

In April 2020, we terminated our 2016 Credit Facility, which provided an initial borrowing commitment by a group of lenders led by Bank of America, N.A. of $1.0 billion. The 2016 Credit Facility also provided a $100.0 million sub-limit for the issuance of letters of credit. The 2016 Credit Facility had a commitment fee of 0.125% per annum on any undrawn amounts. Outstanding borrowings bore interest at a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate plus one-half of 1.00%, (ii) the rate of interest in effect for such day by Bank of America as its “prime rate,” or (iii) the eurocurrency rate for one month plus 1.00%.

As of December 31, 2019, there were no borrowings outstanding on the 2016 Credit Facility and outstanding letters of credit totaled $53.0 million. The 2016 Credit Facility contained customary affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. We were in compliance with all covenants as of December 31, 2019. On April 17, 2020, we terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020, letters of credit formerly under the 2016 Credit Facility totaled $32.9 million and were collateralized by $33.8 million of restricted cash on the consolidated balance sheet.
We believe that our current available cash, cash equivalents, and marketable securities will be sufficient to meet our operational cash needs for the foreseeable future. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, ability to attract and retain hosts and guests on our platform, capital expenditures, acquisitions, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, and expansion of sales and marketing activities. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. We expect our capital expenditures in 2021 will be higher than that of 2020, but significantly lower than 2019. The majority of our expected investments are related to office improvements in North America, many of which were delayed in 2020.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net cash provided by (used in) operating activities	$595,557	$222,727	$(629,732)
Net cash provided by (used in) investing activities	(668,171)	(347,155)	79,590
Net cash provided by financing activities	140,516	854,579	2,940,814
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(158,919)	(25,284)	134,137
Net increase (decrease) in cash, cash equivalents and restricted cash	$(91,017)	$704,867	$2,524,809
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for 2020 was $629.7 million. Our net loss for 2020 was $4.6 billion, adjusted for non-cash charges, primarily consisting of $3.0 billion of stock-based compensation expense, $868.5 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $125.9 million of depreciation and amortization, $107.7 million of bad debt expense, and $82.1 million of impairment charges of investments. Additional uses of cash resulted from changes in working capital, including a $267.0 million decrease in unearned fees resulting from fewer bookings on our platform due to COVID-19.
Net cash provided by operating activities in 2019 was $222.7 million. Our net loss for 2019 was $674.3 million, adjusted for non-cash charges, primarily consisting of $114.2 million of depreciation and amortization, $97.5 million of stock-based compensation expense, and $77.1 million of bad debt expense. Additional sources of cash flows resulted from changes in working capital, including a $547.7 million increase in accrued expenses and other liabilities resulting from increased spending and headcount growth, as well as a $176.3 million increase in unearned fees resulting from increased bookings on our platform. The primary use of operating cash was a $186.4 million increase in prepaids and other assets associated with the growth in our operations.
Net cash provided by operating activities in 2018 was $595.6 million. Our net loss for 2018 was $16.9 million, adjusted for non-cash charges, primarily consisting of $82.4 million of depreciation and amortization, $53.9 million of stock-based compensation expense, and $49.0 million of bad debt expense. Additional sources of cash flows resulted from changes in working capital, including a $348.1 million increase in accrued expenses and other liabilities resulting from increased spending and headcount growth, as well as a $145.9 million increase in unearned fees resulting from increased bookings on our platform. The primary use of operating cash was a $102.8 million increase in prepaids and other assets associated with the growth in our operations.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in 2020 was $79.6 million, which was primarily provided by proceeds resulting from sales and maturities of marketable securities of $1.3 billion and $1.8 billion, respectively, partially offset by cash used to purchase marketable securities of $3.0 billion and property and equipment of $37.4 million.
Net cash used in investing activities in 2019 was $347.2 million, which was primarily used to purchase marketable securities of $1.0 billion and property and equipment of $125.5 million, to fund acquisitions of $192.1 million, and to make equity investments in privately-held companies of $208.2 million. These uses were partially offset by proceeds resulting from sales and maturities of marketable securities of $609.4 million and $551.6 million, respectively.
Net cash used in investing activities in 2018 was $668.2 million, which was primarily used to purchase marketable securities of $1.3 billion and property and equipment of $90.6 million, to fund acquisitions of $31.3 million, and to make equity investments in privately-held companies of $28.9 million. These uses were partially offset by proceeds resulting from sales and maturities of marketable securities of $555.2 million and $201.3 million, respectively.
Cash Provided by Financing Activities
Net cash provided by financing activities in 2020 was $2.9 billion, primarily reflecting proceeds of $3.7 billion from the issuance of Class A common stock upon IPO, net of underwriting discounts and offering costs, $1.9 billion from the issuance of long-term debt and warrants, net of issuance costs, partially offset by a decrease of $1.7 billion for taxes paid related to net share settlement of equity awards and $1.0 billion in funds payable and amounts payable to customers.
Net cash provided by financing activities in 2019 was $854.6 million, reflecting the change in funds payable and amounts payable to customers of $848.7 million and proceeds from the exercise of stock options of $5.9 million.
Net cash provided by financing activities in 2018 was $140.5 million, primarily reflecting the change in funds payable and amounts payable to customers of $117.6 million, proceeds from the exercise of stock options of $16.0 million, and reimbursements for improvements we made at leased office facilities of $6.9 million.

Effect of Exchange Rates
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. During 2020, we recorded a $134.1 million increase in cash, cash equivalents, and restricted cash primarily due to the weakening of the U.S. dollar. During 2019 and 2018, we recorded a $25.3 million and a $158.9 million reduction in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and hosts.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
Indemnification Agreements
In the ordinary course of business, we include limited indemnification provisions under certain agreements with parties with whom we have commercial relations of varying scope and terms. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with breach of the agreements, or intellectual property infringement claims made by a third party, including claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to its performance under the subject agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
In addition, we have entered into indemnification agreements with our directors, executive officers and certain other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers, or employees.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period(1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(2)	$686,635	$79,696	$143,548	$167,357	$296,034
Noncancelable purchase commitments(3)	1,176,667	110,000	225,000	454,167	387,500
Long-term debt(4)	2,862,788	206,952	411,319	2,244,517	—
Other commitments	311,500	43,500	73,000	76,000	119,000
Total contractual obligations	$5,037,590	$440,148	$852,867	$2,942,041	$802,534

(1)Excludes income tax matters as we are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions. For further discussion of income taxes, refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2)Consists of future non-cancelable minimum rental payments under operating lease obligations, excluding short-term leases. Refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(3)Noncancelable purchase commitments include amounts related to our commercial agreement with a data hosting services provider, pursuant to which we committed to spend an aggregate of at least $1.2 billion for vendor services through 2027.
(4)Consists of two separate loan agreements entered into in April 2020, including principal and interest. Refer to Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Amounts represent the future principal and interest payments based on contractual interest rates.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, which we adopted as of January 1, 2018 on a full retrospective basis. We generate substantially all of our revenue from facilitating guest stays at accommodations offered by hosts on the Airbnb platform. We consider both hosts and guests to be our customers. Our revenue is comprised of service fees from our customers. Our single performance obligation is identified as the facilitation of a stay, which occurs upon the completion of a check-in event. Revenue is recognized at a point in time when the performance obligation is satisfied upon check-in.

We evaluate the presentation of revenue on a gross versus net basis based on whether or not we are the principal in the transaction (gross) or whether we arrange for other parties to provide the service to guests and are the agent (net) in the transaction. We determined that we do not control the right to use the accommodations provided by us either before or after completion of our service. Accordingly, we concluded that we are acting in an agent capacity and revenue is presented net reflecting the service fees received from our customers to facilitate a stay.

Revenue is presented net of certain payments we make to customers as part of our referral programs and marketing promotions, collectively referred to as our incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds. We encourage the use of our platform and attract new customers through our incentive programs. Under the referral program, the referring party (“referrer”) earns a coupon when the new host or guest (“referee”) completes their first stay on our platform. We record the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Through marketing promotions, we issue customer coupon credits to encourage the use of our platform. After a customer redeems such incentives, we record a reduction to revenue at the date we record the corresponding revenue transaction. From time to time, we issue refunds to customers in the form of cash or credits to be applied toward a future booking. We reduce the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. These refunds are recorded as a reduction to revenue.

We evaluate whether the cumulative amount of payments made to customers that are not in exchange for a distinct good or service received from a customer exceeds the cumulative revenue earned since inception of the customer relationship. Any cumulative payments in excess of cumulative revenue are presented as operating expenses in our consolidated statements of operations.

Stock-Based Compensation

We have granted stock-based awards consisting primarily of stock options, restricted common stock, and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our common stock. The fair value of stock options is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur.

These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock (see the subsection titled “— Common Stock Valuations” below), are estimated as follows:

•Expected term. We estimate the expected term based on the simplified method.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected volatility. We estimate the volatility of our common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies.
•Expected dividend yield. Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on our common stock.

We continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Restricted Stock Units

The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Substantially all of our RSUs vest upon the satisfaction of both a service-based vesting condition and a liquidity-based vesting condition. In November 2019, we also began granting RSUs with a service-based vesting condition only. The service-based vesting condition for the majority of these awards is satisfied over four years, generally on or around each of February 25, May 25, August 25, and November 25. The liquidity-based vesting condition for RSUs was satisfied upon the effectiveness of our IPO Registration Statement on December 9, 2020.

We measure and recognize compensation expense for all stock-based awards based on the estimated fair value of the award. Prior to our IPO in December 2020, no stock-based compensation expense had been recognized for RSUs with both service-based and liquidity-based vesting conditions because the liquidity-based vesting condition had not been probable of being satisfied. Upon our IPO in December 2020, we recorded a cumulative one-time stock-based compensation expense of $2.8 billion, determined using the grant-date fair values. As of December 31, 2020, the total unrecognized compensation cost related to RSUs was $1.0 billion, which we expect to recognize over the remaining weighted-average period of approximately 1.9 years.

Common Stock Valuations

Subsequent to our IPO in December 2020, the fair value of common stock is determined on the grant date using the closing price of our Class A common stock.

Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock underlying the stock options and RSUs, including:

•independent third-party valuations of our common stock;
•the prices at which others have purchased our redeemable convertible preferred stock in arm’s-length transactions;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our financial condition, results of operations, and capital resources;
•the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions;
•the lack of marketability of our common stock;
•our estimates of future financial performance;
•valuations of comparable companies;
•the hiring or loss of key personnel;
•the status of our development, product introduction, and sales efforts;
•industry information, such as market growth and volume and macro-economic events; and
•additional objective and subjective factors relating to our business.
To determine the fair value of our common stock, we first determined our enterprise value and then allocated that enterprise value to our common stock and common stock equivalents. Our enterprise value was estimated using two generally accepted approaches: the income approach and the market approach.
The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing us to a group of our peer companies. In applying this method, valuation multiples are derived from historical operating data of the peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company.
For each valuation, we prepared a financial forecast to be used in the computation of the value of invested capital for both the income approach and market approach. The financial forecast considered our past results and expected future financial performance. The risk associated with achieving this forecast was assessed in selecting the appropriate discount rate. There is inherent uncertainty in these estimates as the assumptions used are highly subjective and subject to changes as a result of new operating data and economic and other conditions that impact our business.
As an additional indicator of fair value, we provided weighting to arm’s-length transactions involving issuances of our securities near the respective valuation dates in connection with acquisitions.
Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. We collect and remit lodging taxes in more than 29,800 jurisdictions on behalf of our hosts, and lodging taxes are primarily collected in the United States. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $138.4 million and $52.9 million as of December 31, 2019 and December 31, 2020, respectively, and changes to this reserve are recorded in general and administrative expense in our consolidated statements of operations.

We are currently involved in a number of lawsuits brought by certain states and localities involving the payment of lodging taxes. These jurisdictions are asserting that we are liable or jointly liable with hosts to collect and remit lodging taxes. These lawsuits are in various stages and we continue to vigorously defend these claims. We believe that the statutes at issue impose a lodging tax obligation on the person exercising the taxable privilege of providing accommodations, our hosts. The ultimate resolution of these lawsuits cannot be determined at this time.
Evaluating potential outcomes for lodging taxes is inherently uncertain and requires us to utilize various judgments, assumptions and estimates in determining our reserves. A variety of factors could affect our potential obligation for collecting and remitting such taxes which include, but are not limited to, whether we determine, or any tax authority asserts, that we have a responsibility to collect lodging and related taxes on either historic or future transactions; the introduction of new ordinances and taxes which subject our operations to such taxes; or the ultimate resolution of any historic claims that may be settled through negotiation. Accordingly, the ultimate resolution of lodging taxes may be greater or less than reserve amounts we have established.
Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Evaluating our uncertain tax positions, determining our provision for (benefit from) income taxes, and evaluating the impact of the Tax Cuts and Jobs Act, are inherently uncertain and require making judgments, assumptions, and estimates.
While we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for (benefit from) income taxes and the effective tax rate in the period in which such determination is made.
The provision for (benefit from) income taxes includes the impact of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities that may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for (benefit from) income taxes.
Goodwill and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that goodwill might be impaired. As a result of the goodwill impairment assessment, management concluded goodwill was not impaired as of December 31, 2020 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value.
Long-lived assets that are held and used by us are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, we recognize impairment to the extent that the carrying value exceeds its fair value. We determine fair value through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals.
Any impairments to right-of-use (“ROU”) assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For lease assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the year ended December 31, 2020, we recorded $35.8 million of ROU asset impairment charges within restructuring charges in the consolidated statement of operations.
Significant judgment and estimates are required in assessing impairment of goodwill and long-lived assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.
Foreign Currency Exchange Risk
We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in 2020 were the Euro, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, and Chinese Yuan. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.
We have foreign currency exchange risks related primarily to:

•revenue and cost of revenue associated with bookings on our platform denominated in currencies other than the U.S. dollar;
•balances held as funds receivable and amounts held on behalf of customers and funds payable and amounts payable to customers;
•unbilled amounts for confirmed bookings under the terms of our Pay Less Upfront program; and
•intercompany balances primarily related to our payment entities that process customer payments.
For revenue and cost of revenue associated with bookings on our platform outside of the United States, we generally receive net foreign currency amounts and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our consolidated statements of operations. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments.
In 2019, we began entering into foreign currency derivative contracts to protect against foreign exchange risks. Presently, these hedges are primarily designed to manage foreign exchange risk associated with balances held as funds payable and amounts payable to customers. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.
We may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.
We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business.
If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2020, it would not have had a material impact on our consolidated financial statements.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio and outstanding debt. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities, as well as interest paid on our debt.
We had cash and cash equivalents of $5.5 billion and marketable securities of $0.9 billion as of December 31, 2020, which consisted of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. As of December 31, 2020, we had an additional $2.2 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2020.
As of December 31, 2020, we had floating-rate loans of $1,995.0 million, subject to LIBOR floors. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent LIBOR exceeds the floors. As of December 31, 2020, a hypothetical 100 basis points increase in interest rates would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $507.9 million relating to uncertain tax positions as of December 31, 2020. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the technical merits and the measurement of the tax positions based on interpretations of tax laws and legal rulings; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s recognition and measurement of uncertain tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the completeness of management’s assessment of the identification of uncertain tax positions; (ii) testing the recognition and measurement of the liability for uncertain tax positions, including management’s assessment of the technical merits of the tax positions and the amount of tax benefit expected to be sustained; (iii) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (iv) evaluating the status and results of income tax audits with the relevant tax authorities; and (v) evaluating third party income tax documentation obtained by the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 26, 2021

We have served as the Company's auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$2,013,547	$5,480,557
Marketable securities	1,060,726	910,700
Restricted cash	115	33,846
Funds receivable and amounts held on behalf of customers	3,145,457	2,181,329
Prepaids and other current assets (including customer receivables of $129,474 and $189,753 million and allowance of $51,311 and $90,547, respectively)	341,598	309,954
Total current assets	6,561,443	8,916,386
Property and equipment, net	301,273	270,194
Operating lease right-of-use assets	385,594	384,068
Intangible assets, net	102,912	75,886
Goodwill	652,088	655,801
Other assets, noncurrent	306,809	189,164
Total assets	$8,310,119	$10,491,499
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$151,417	$79,898
Operating lease liabilities, current	38,022	56,586
Accrued expenses and other current liabilities	1,224,080	2,414,071
Funds payable and amounts payable to customers	3,145,457	2,181,329
Unearned fees	674,788	407,895
Total current liabilities	5,233,764	5,139,779
Long-term debt, net of current portion	—	1,815,562
Operating lease liabilities, noncurrent	381,374	430,905
Other liabilities, noncurrent	271,164	203,470
Total liabilities	5,886,302	7,589,716
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, 247,217 and zero shares authorized as of December 31, 2019 and 2020, respectively; 239,624 and zero shares issued and outstanding as of December 31, 2019 and 2020, respectively	3,231,502	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 710,000 and 2,000,000 shares of Class A common stock authorized as of December 31, 2019 and 2020, respectively; 16,284 and 115,500 shares of Class A common stock issued and outstanding as of December 31, 2019 and 2020, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2019 and 2020; 247,530 and 483,697 shares of Class B common stock issued and outstanding as of December 31, 2019 and 2020, respectively; zero and 2,000,000 shares of Class C common stock authorized as of December 31, 2019 and 2020, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2019 and 2020; zero and 26,000 shares of Class H common stock authorized as of December 31, 2019 and 2020, respectively; zero and 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2019 and 2020, respectively	26	60
Additional paid-in capital	617,690	8,904,791
Accumulated other comprehensive income (loss)	(4,410)	2,639
Accumulated deficit	(1,420,991)	(6,005,707)
Total stockholders’ equity (deficit)	(807,685)	2,901,783
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$8,310,119	$10,491,499
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2019	2020
Revenue	$3,651,985	$4,805,239	$3,378,199
Costs and expenses:
Cost of revenue	864,032	1,196,313	876,042
Operations and support	609,202	815,074	877,901
Product development	579,193	976,695	2,752,872
Sales and marketing	1,101,327	1,621,519	1,175,325
General and administrative	479,487	697,181	1,134,851
Restructuring charges	—	—	151,355
Total costs and expenses	3,633,241	5,306,782	6,968,346
Income (loss) from operations	18,744	(501,543)	(3,590,147)
Interest income	66,793	85,902	27,117
Interest expense	(26,143)	(9,968)	(171,688)
Other income (expense), net	(12,361)	13,906	(947,220)
Income (loss) before income taxes	47,033	(411,703)	(4,681,938)
Provision for (benefit from) income taxes	63,893	262,636	(97,222)
Net loss	$(16,860)	$(674,339)	$(4,584,716)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.07)	$(2.59)	$(16.12)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	256,326	260,556	284,363
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb,Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2019	2020
Net loss	$(16,860)	$(674,339)	$(4,584,716)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(3,009)	1,493	12
Foreign currency translation adjustments	(6,747)	2,009	7,037
Other comprehensive income (loss)	(9,756)	3,502	7,049
Comprehensive loss	$(26,616)	$(670,837)	$(4,577,667)
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	239,624	$3,231,502	256,713	$26	$184,943	$1,844	$(753,888)	$(567,075)
Net loss	—	—	—	—	—	—	(16,860)	(16,860)
Cumulative effect from adoption of ASU 2016-01	—	—	—	—	—	(1,860)	1,860	—
Foreign currency translation adjustments	—	—	—	—	—	(6,747)	—	(6,747)
Net unrealized loss on marketable securities	—	—	—	—	—	(1,149)	—	(1,149)
Issuance of common stock for acquisition of businesses	—	—	77	—	4,587	—	—	4,587
Exercise of common stock options	—	—	1,142	—	16,043	—	—	16,043
Exercise of common stock warrants	—	—	68	—	—	—	—	—
Restricted stock issued with compensation arrangements	—	—	92	—	—	—	—	—
Stock-based compensation	—	—	—	—	53,893	—	—	53,893
Balances as of December 31, 2018	239,624	3,231,502	258,092	26	259,466	(7,912)	(768,888)	(517,308)
Net loss	—	—	—	—	—	—	(674,339)	(674,339)
Cumulative effect from adoption of ASU 2016-02	—	—	—	—	—	—	22,236	22,236
Foreign currency translation adjustments	—	—	—	—	—	2,009	—	2,009
Net unrealized gain on marketable securities	—	—	—	—	—	1,493	—	1,493
Issuance of common stock for vesting of restricted stock units	—	—	1	—	—	—	—	—
Issuance of common stock for acquisition of businesses	—	—	4,307	—	240,687	—	—	240,687
Exercise of common stock options	—	—	897	—	5,873	—	—	5,873
Exercise of common stock warrant	—	—	145	—	—	—	—	—
Restricted stock issued with compensation arrangements	—	—	372	—	—	—	—	—
Reclassification of derivative warrant liability to equity	—	—	—	—	14,117	—	—	14,117
Stock-based compensation	—	—	—	—	97,547	—	—	97,547
Balances as of December 31, 2019	239,624	$3,231,502	263,814	$26	$617,690	$(4,410)	$(1,420,991)	$(807,685)
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	239,624	$3,231,502	263,814	$26	$617,690	$(4,410)	$(1,420,991)	$(807,685)
Net loss	—	—	—	—	—	—	(4,584,716)	(4,584,716)
Foreign currency translation adjustments	—	—	—	—	—	7,037	—	7,037
Net unrealized gain on marketable securities	—	—	—	—	—	12	—	12
Capital contribution from founders	—	—	—	—	14,615	—	—	14,615
Cancellation of restricted stock awards	—	—	(21)	—	—	—	—	—
Exercise of common stock options	—	—	7,495	—	15,074	—	—	15,074
Exercise of common stock warrants	—	—	238	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	55,000	6	3,650,864	—	—	3,650,870
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	31,760	4	(1,650,458)	—	—	(1,650,454)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(239,624)	(3,231,502)	240,911	24	3,231,478	—	—	3,231,502
Settlement of contingent consideration liability settled in shares	—	—	—	—	22,363	—	—	22,363
Stock-based compensation	—	—	—	—	3,003,165	—	—	3,003,165
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net loss	$(16,860)	$(674,339)	$(4,584,716)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	82,401	114,162	125,876
Bad debt expense	49,028	77,053	107,685
Stock-based compensation expense	53,893	97,547	3,001,948
Deferred income taxes	(5,017)	(5,627)	(19,601)
Impairment of investments	—	27,751	82,125
(Gain) loss on investments, net	—	(38,472)	31,457
Change in fair value of warrant liability	3,473	(286)	868,539
Amortization of debt discount and debt issuance costs	—	—	18,323
Noncash interest (income) expense, net	(6,358)	4,153	5,769
Foreign exchange (gain) loss	5,964	2,927	(53,176)
Impairment of operating lease right-of-use assets	—	—	35,772
Other, net	8,004	(2,524)	34,877
Changes in operating assets and liabilities, net of acquisitions:
Prepaids and other assets	(102,808)	(186,445)	(15,863)
Operating lease right-of-use assets	—	49,126	(33,280)
Accounts payable	29,837	75,716	(73,111)
Accrued expenses and other liabilities	348,105	547,654	43,756
Operating lease liabilities	—	(41,923)	60,897
Unearned fees	145,895	176,254	(267,009)
Net cash provided by (used in) operating activities	595,557	222,727	(629,732)
Cash flows from investing activities:
Purchases of property and equipment	(90,624)	(125,452)	(37,371)
Purchases of marketable securities	(1,270,578)	(1,016,155)	(3,032,664)
Sales of marketable securities	555,161	609,438	1,348,173
Maturities of marketable securities	201,310	551,647	1,810,052
Payments for equity investments in privately-held companies	(28,850)	(208,182)	—
Acquisitions, net of cash acquired	(31,300)	(192,116)	—
Other investing activities, net	(3,290)	33,665	(8,600)
Net cash provided by (used in) investing activities	(668,171)	(347,155)	79,590
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2019	2020
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	$—	$—	$3,650,870
Taxes paid related to net share settlement of equity awards	—	—	(1,650,454)
Proceeds from issuance of long-term debt and warrants, net of issuance costs	—	—	1,928,880
Principal repayment of long-term debt	—	—	(5,000)
Proceeds from exercise of stock options	16,043	5,873	15,074
Change in funds payable and amounts payable to customers	117,587	848,706	(1,012,081)
Other financing activities, net	6,886	—	13,525
Net cash provided by financing activities	140,516	854,579	2,940,814
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(158,919)	(25,284)	134,137
Net increase (decrease) in cash, cash equivalents, and restricted cash	(91,017)	704,867	2,524,809
Cash, cash equivalents, and restricted cash, beginning of year	4,529,593	4,438,576	5,143,443
Cash, cash equivalents, and restricted cash, end of year	$4,438,576	$5,143,443	$7,668,252
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$44,620	$28,192	$15,103
Cash paid for interest	$21,151	$5,178	$129,798
Noncash investing and financing activities:
Common stock and stock awards issued for acquisitions	$4,587	$240,687	$—
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business
Airbnb, Inc. (the “Company” or “Airbnb”) was incorporated in Delaware in June 2008 and is headquartered in San Francisco, California. The Company operates a global platform for unique stays and experiences. The Company’s marketplace model connects hosts and guests (collectively referred to as “customers”) online or through mobile devices to book spaces and experiences around the world.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Stock Split
On October 26, 2020, the Company effected a two-for-one stock split of its common stock and redeemable convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on December 9, 2020 and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on December 10, 2020. On December 14, 2020, the Company completed its IPO, in which the Company sold 50.0 million shares of Class A common stock at a price to the public of $68.00 per share. On the same day, the Company sold an additional 5.0 million shares of Class A common stock at a price to the public of $68.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $3.7 billion after deducting underwriting discounts and commissions of $79.3 million and offering expenses of $9.8 million.

Upon completing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock, of which 239,623,894 shares were outstanding prior to the IPO, converted into an aggregate of 240,910,588 shares of our Class B common stock, including 1,286,694 shares of common stock issuable pursuant to the anti-dilution adjustment provisions relating to the Company’s Series C redeemable convertible preferred stock.

Upon the Company’s IPO, the Company recognized $2.8 billion of stock-based compensation expense for awards with a liquidity-event performance-based vesting condition satisfied at IPO. Shares were then issued related to the vesting of the restricted stock units ("RSUs") with such performance-based vesting conditions. The Company withheld 24.2 million shares of common stock and based on the IPO price of $68.00 per share to satisfy tax withholding and remittance of approximately $1.6 billion.

Under the Company’s restated certificate of incorporation, which became effective immediately prior to the completion of the IPO, the Company is authorized to issue 4,736,000,000 shares of common stock, including 2,000,000,000 shares of Class A common stock, 710,000,000 shares of Class B common stock, 2,000,000,000 shares of Class C common stock and 26,000,000 shares of Class H common stock. As a result, following the completion of the IPO, the Company has four classes of authorized common stock: Class A, Class B, Class C, and Class H common stock, of which Class A and Class B had shares outstanding as of December 31, 2020. In November 2020, 9,200,000 shares of Class H common stock were issued to the Company’s wholly-owned Host Endowment Fund subsidiary and held as treasury stock.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities.
The Company first saw the impact of COVID-19 in China in the last week of January 2020, which when contained to China, had a minor impact on the entire business. The outbreak spread throughout Asia, and then through Europe, North America, and the rest of the world by the end of the first quarter of 2020. Since then, the Company has experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations. The extent and duration of the adverse impact of COVID-19 on the Company over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on the Company’s business.
As a result, the Company took a number of actions in 2020 in response to the significant decrease in bookings and the adverse impacts on its revenue, operating results, and financial condition as described in Note 11, Debt, Note 13, Commitments and Contingencies, and Note 19, Restructuring.

Airbnb, Inc.
Notes to Consolidated Financial Statements

As the impact of COVID-19 continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.
The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2019 and 2020, the Company’s consolidated VIEs were not material to the consolidated financial statements.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of acquired goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents are held in checking and interest-bearing accounts and consist of cash and highly-liquid securities with an original maturity of 90 days or less. The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2018	2019	2020
Cash and cash equivalents	$2,140,877	$2,013,547	$5,480,557
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	2,297,699	3,129,781	2,153,849
Restricted cash	—	115	33,846
Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$4,438,576	$5,143,443	$7,668,252
Marketable Securities
The Company considers all highly-liquid investments with original maturities of greater than 90 days to be marketable securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as short-term assets on its consolidated balance sheets. The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method.
Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and impairments are reported within other income (expense), net in the consolidated statements of operations. The assessment for impairment takes into account the severity and duration of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.
The Company’s marketable equity securities with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other income (expense), net in the consolidated statements of operations.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Subsequent to January 1, 2020, the Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”), which the Company adopted on January 1, 2020. If the amortized cost basis of an available-for-sale security exceeds its fair value and if the Company has the intention to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an impairment is recognized in the consolidated statements of operations. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the unrealized loss is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance on the consolidated balance sheets with a corresponding charge in the consolidated statements of operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss). Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Non-Marketable Investments
Non-marketable investments consist of debt and equity investments in privately-held companies, which are classified as other assets, noncurrent on the consolidated balance sheets. The Company classifies its non-marketable investments that meet the definition of a debt security as available-for-sale. The accounting policy for debt securities classified as available-for-sale is described above. The Company’s non-marketable equity investments are accounted for using either the equity method of accounting or equity investments without readily determinable fair value measurement alternative.
The Company uses the equity method if it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments accounted for using the equity method, the Company’s proportionate share of its equity interest in the net income or loss of these companies is recorded in the consolidated statements of operations within other income (expense), net. The carrying amount of the investment in equity interests is adjusted to reflect the Company’s interest in the investee’s net income or loss and any impairments and is classified in other assets, noncurrent on the consolidated balance sheets.

Equity investments for which the Company is not able to exercise significant influence over the investee and for which fair value is not readily determinable are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. Changes in the basis of the equity investment are recognized in other income (expense), net in the consolidated statements of operations.
The Company reviews each of its non-marketable debt and equity investments for impairment at the end of each reporting period or whenever events or circumstances indicate that the carrying value may not be fully recoverable. Impairment indicators might include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. Upon determining that an impairment exists, the Company recognizes as an impairment in other income (expense), net in the consolidated statements of operations the amount by which the carrying value exceeds the fair value of the investment.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and disclosed at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets.
Level 2: Observable inputs other than Level 1 prices, such as quoted prices in less active markets or model-derived valuations that are observable either directly or indirectly.
Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.
The carrying amount of the Company’s financial instruments, including cash equivalents, funds receivable and amounts held on behalf of customers, accounts payable, accrued liabilities, funds payable and amounts payable to customers, and unearned fees approximate their respective fair values because of their short maturities.
Level 2 Valuation Techniques
Financial instruments classified as Level 2 within the Company’s fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such

Airbnb, Inc.
Notes to Consolidated Financial Statements

investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The Company’s foreign exchange derivative instruments are valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as interest rate yield curves and currency rates.
Level 3 Valuation Techniques
Financial instruments classified as Level 3 within the Company’s fair value hierarchy consist primarily of a derivative warrant liability relating to the warrants issued in conjunction with the second lien loan discussed in Note 11, Debt. Valuation techniques for the derivative warrant liability include the Black-Scholes option-pricing model with key assumptions such as stock price volatility, expected term, and risk-free interest rates.
Internal-Use Software
The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Capitalized software development costs are classified as property and equipment, net on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the applicable software.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.
Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives indicated below:

Asset Category	Period
Computer equipment	5 years
Computer software and capitalized internal-use software	1.5 to 3 years
Office furniture and equipment	5 years
Buildings	25 to 40 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Costs of maintenance and repairs that do not improve or extend the useful lives of assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The excess purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred.
Leases
The Company determines whether an arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The Company’s leases often contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives, primarily used to fund leasehold improvements, are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.
The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in

Airbnb, Inc.
Notes to Consolidated Financial Statements

circumstances indicate that goodwill might be impaired. There were no impairment charges in any of the periods presented in the consolidated financial statements. Refer to Note 7, Intangible Assets and Goodwill, for additional information.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated useful lives ranging from one to ten years. The Company reviews intangible assets for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. Refer to Note 7, Intangible Assets and Goodwill, for additional information.
Impairment of Long-Lived Assets
Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals.
Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For leased assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the year ended December 31, 2020, the Company recorded $35.8 million of ROU asset impairment charges within restructuring charges in the consolidated statement of operations.

Revenue Recognition
The Company generates substantially all of its revenue from facilitating guest stays at accommodations offered by hosts on the Company’s platform.
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers both hosts and guests to be its customers. The customers agree to the Company’s Terms of Service (“ToS”) to use the Company’s platform. Upon confirmation of a booking made by a guest, the host agrees to provide the use of the property. At such time, the host and guest also agree upon the applicable booking value as well as host fees and guest fees (collectively “service fees”). The Company charges service fees in exchange for certain activities, including the use of the Company’s platform, customer support, and payment processing activities. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation is to facilitate a stay, which occurs upon the completion of a check-in event (a “check-in”). The Company recognizes revenue upon check-in as its performance obligation is satisfied upon check-in and the Company has the right to receive payment for the fulfillment of the performance obligation.
The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the host, less the fees due from the host to the Company. The Company’s ToS stipulates that a host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2019 and 2020. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances under ASC 606-10-50-8 because they are subject to refund in the event of a cancellation.
Guest stays of at least 28 nights are considered long-term stays. The Company charges service fees to facilitate long-term stays on a monthly basis. Such stays are generally cancelable with a 30 days advance notice for no significant penalty. Accordingly, long-term stays are treated as month-to-month contracts; each month is a separate contract with the host and guest, and the contracts are not enforceable until check-in for the initial month as well as subsequent monthly extensions. The Company’s performance obligation for long-term stays is the same as that for short-term stays. The Company recognizes revenue for the first month upon check-in, similar to short-term stays, and recognizes revenue for any subsequent months upon each month’s anniversary from initial check-in date.
The Company evaluates the presentation of revenue on a gross versus net basis based on whether or not it is the principal (gross) or the agent (net) in the transaction. As part of the evaluation, the Company considers whether it controls the right to use the property before control is transferred. Indicators of control that the Company considers include whether the Company is primarily responsible for fulfilling the promise associated with the rental of the property, whether it has inventory risk associated with the property, and whether it has discretion in establishing the prices for the property. The Company determined that it does not control the right to use the properties either before or after completion of its service. Accordingly, the Company has concluded that it is acting in an agent capacity and revenue is presented net reflecting the service fees received from guests and hosts to facilitate a stay.

The Company has elected to recognize the incremental costs of obtaining a contract, including the costs of certain referrer fees, as an expense when incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company has no significant financing components in its contracts with customers.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company has elected to exclude from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions. Accordingly, such amounts are not included as a component of revenue or cost of revenue.

Payments to Customers

The Company makes payments to customers as part of its referral programs and marketing promotions, collectively referred to as the Company’s incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs.
Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2019 and 2020, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2019 and 2020.
The Company evaluates whether the cumulative amount of payments made to customers that are not in exchange for a distinct good or service received from customers exceeds the cumulative revenue earned since inception of the customer relationships. Any cumulative payments in excess of cumulative revenue are presented within operations and support or sales and marketing on the consolidated statements of operations based on the nature of the payments made to customers.

For the years ended December 31, 2018, 2019 and 2020, payments made to customers resulted in: reductions to revenue of $221.5 million, $274.5 million, and $384.2 million, respectively; charges to operations and support of $68.9 million, $103.4 million, and $83.1 million, respectively; and, charges to sales and marketing expense of $120.2 million, $129.6 million, and $56.7 million, respectively.

Funds Receivable and Funds Payable

Funds receivable and amounts held on behalf of customers represent cash received or in-transit from guests via third-party credit card processors and other payment methods, which flows through a Company bank account for payment to hosts following check-in. This cash and related receivable represent the total amount due to hosts, and as such, a liability for the same amount is recorded to funds payable and amounts payable to customers.

The Company records guest payments, net of service fees, as funds receivable and amounts held on behalf of customers with a corresponding amount in funds payable and amounts payable to customers when cash is received in advance of check-in. Host and guest fees are recorded as cash with a corresponding amount in unearned fees. For certain bookings, a guest may opt to pay a percentage of the total amount due when the booking is confirmed, with the remaining balance due prior to the stay occurring (the “Pay Less Upfront Program”). Under the Pay Less Upfront Program, when the Company receives the first installment payment from the guest upon confirmation of the booking, the Company records the first installment payment as funds receivable and amounts held on behalf of customers with a corresponding amount in funds payable and amounts payable to customers, net of the host and guest fees. The full value of the service fees is recorded as cash and cash equivalents and unearned fees upon receipt of the first installment payment to represent what the Company expects to be recognized as revenue if the underlying booking is not canceled. Upon receipt of the second installment, such payment amounts are also recorded as funds receivable and amounts held on behalf of customers with a corresponding amount in funds payable and amounts payable to customers.
Following check-in, the Company remits funds due to hosts and recognizes unearned fees as revenue as its performance obligation is satisfied.
Bad Debt
The Company generally collects funds related to bookings from guests on behalf of hosts prior to check-in. However, in limited circumstances the Company disburses funds to a host or a guest on behalf of a counterparty guest or host prior to collecting such amounts from the counterparty. Such uncollected balances generally arise from the timing of payments and collections related to a dispute resolution between the guest and host or certain alterations to stays and are included in prepaids and other current assets on the

Airbnb, Inc.
Notes to Consolidated Financial Statements

consolidated balance sheets. The Company records a customer receivable allowance for credit losses for funds that may never be collected. The Company estimated its exposure to balances deemed to be uncollectible based on factors including known facts and circumstances, historical experience, and the age of the uncollected balances. Upon adoption of ASU No. 2016-13, the Company estimates its expected credit losses for the customer receivable allowance based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. The Company writes off the asset when it is determined to be uncollectible. Bad debt expense was $49.0 million, $77.1 million, and $107.7 million for the years ended December 31, 2018, 2019, and 2020, respectively.
Cost of Revenue
Cost of revenue primarily consists of payment processing charges, including merchant fees and chargebacks, costs associated with third-party data centers used to host the Company’s platform, and amortization of internally developed software and acquired technology.
Operations and Support
Operations and support costs primarily consist of personnel-related expenses and third-party service provider fees associated with customer support provided via phone, email, and chat to hosts and guests, customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with the Company’s host protection programs, and allocated costs for facilities and information technology. These costs are expensed as incurred.
Product Development
Product development costs primarily consist of personnel-related expenses and third-party service provider fees incurred in connection with the development of the Company’s platform and new products as well as the improvement of existing products, and allocated costs for facilities and information technology. These costs are expensed as incurred.
Sales and Marketing
Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred. Advertising expenses were $474.5 million, $712.6 million, and $176.0 million for the years ended December 31, 2018, 2019, and 2020, respectively.
General and Administrative
General and administrative costs primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate and director and officer insurance. General and administrative costs also include certain professional services fees, allocated costs for facilities and information technology expenses, indirect taxes including lodging taxes where the Company may be held jointly liable with hosts for collecting and remitting such taxes, and bad debt expense. These costs are expensed as incurred.
Restructuring Charges
Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued expenses and other liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax law in effect for the years in which the temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with

Airbnb, Inc.
Notes to Consolidated Financial Statements

functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). No material amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2019, and 2020.
Remeasurement gains and losses are included in other income (expense), net in the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $(6.0) million, $(4.8) million, and $31.5 million for the years ended December 31, 2018, 2019, and 2020, respectively.
Derivative Instruments
The Company enters into financial derivative instruments, consisting of foreign currency contracts to mitigate its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. The Company does not use derivatives for trading or speculative purposes. Derivative instruments are recognized in the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in other income (expense), net in the consolidated statements of operations in the period that the changes occur.

Stock-Based Compensation
The Company measures and recognizes the compensation expense for all stock-based awards based on the estimated grant date fair value of the award.
The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. Calculating the fair value of stock options using the Black-Scholes model requires certain highly subjective inputs and assumptions. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. In addition, the Company accounts for forfeitures as they occur. The Company records stock-based compensation expense for its stock options on a straight-line basis over the requisite service period, which is generally four years. The contractual term of the Company’s stock options is ten years.
Prior to the Company’s IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors, which includes members who possess extensive business, finance, and venture capital experience, to determine the fair value of its common stock for purposes of granting stock options and RSUs. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. All stock options granted are exercisable at a price per share not less than the fair value of the shares of the Company’s common stock as determined by the board of directors (the “Fair Value”) underlying those stock options on their respective grant dates.
The fair value of RSUs is estimated based on the fair value on the date of grant. The contractual term of the RSUs is seven years. Substantially all of the Company’s RSUs vest upon the satisfaction of both a service-based vesting condition and liquidity-event performance-based vesting condition. In November 2019, the Company also began granting RSUs with a service-based vesting condition only. Stock-based compensation expense is only recognized for RSUs for which the service-based and liquidity-event performance-based vesting conditions have been met. The liquidity-event performance-based vesting condition for RSUs was satisfied upon the effectiveness of the Company’s IPO Registration Statement on December 9, 2020. Upon the Company’s IPO in December 2020, the Company recorded a cumulative one-time stock-based compensation expense of $2.8 billion, determined using the grant-date fair values. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods. The compensation expense for RSUs, which vest upon satisfaction of a service-based vesting condition only, is recognized on a straight-line basis over the requisite service period.
Employee Stock Purchase Plan (“ESPP”)

The Company recognizes stock-based expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is typically 12 months. The ESPP provides for overlapping offering periods of twelve months, each comprised of six month purchase periods. The first offering period commenced on December 9, 2020 and will end on November 15, 2021, with the first purchase period thereunder ending on May 15, 2021 and the second purchase period thereunder ending on November 15, 2021. Offering periods thereafter will commence on each May 16 and November 16. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The Company estimates the fair value of shares to be issued under the ESPP using the Black-Scholes option-pricing model.
Net Loss Per Share Attributable to Common Stockholders
The Company applies the two-class method when computing net loss per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The

Airbnb, Inc.
Notes to Consolidated Financial Statements

Company’s previously outstanding redeemable convertible preferred stock was a participating security as the holders of such shares participated in dividends but did not contractually participate in the Company’s losses.
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) reflects gains and losses that are recorded as a component of stockholders’ equity (deficit) and are excluded from net income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to consolidation of foreign entities and unrealized gains (losses) on securities classified as available-for-sale.
Contingencies
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.
Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires the recognition of ROU assets and lease liabilities for substantially all leases under U.S. GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous U.S. GAAP. The expense recognition and cash flow treatment arising from a finance lease and operating lease by a lessee have not changed significantly from previous U.S. GAAP. For operating leases, a lessee is required to do the following: (i) recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, on the consolidated balance sheets; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. The Company adopted the standard on January 1, 2019.

The adoption of the standard had a material impact on the Company’s financial statements, with the most significant effects related to: (i) the recognition of new ROU assets and lease liabilities on the Company’s consolidated balance sheets for its real estate and data center operating leases; (ii) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (arising from build-to-suit lease arrangements); (iii) the derecognition of existing assets and liabilities for certain assets constructed under build-to-suit lease arrangements that the Company subsequently leased; (iv) no longer reporting in the consolidated statements of operations a portion of lease expense for build-to-suit leases in interest expense, but rather, as a component of costs and expenses; and (v) providing significant new disclosures about the Company’s leasing activities.

Upon adoption, the Company recognized an operating lease ROU asset of $340.2 million and lease liabilities of $366.0 million, which included the derecognition of $62.0 million of build-to-suit assets and $84.0 million of corresponding financing obligations subsequently assessed as operating leases. The new standard also provided practical expedients for an entity’s ongoing accounting as well as transition. The Company has elected the: (i) short-term lease recognition exemption for all leases that qualify, whereby the Company will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition; (ii) practical expedient to not separate lease and non-lease components for all of the Company’s leases; (iii) optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods, which resulted in a cumulative-effect adjustment to the opening balance of accumulated deficit of $22.2 million; and (iv) transition package of three expedients, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.

In June 2016, the FASB issued ASU No. 2016-13, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. For public companies, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This ASU has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The Company adopted this guidance on January 1, 2020 using the modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Airbnb, Inc.
Notes to Consolidated Financial Statements

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. For public companies, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. For public companies, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.
Note 3. Investments
Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	December 31, 2019				Classification as of December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$33,159	$—	$—	$33,159	$—	$33,159	$—	$—
Government bonds(1)	189,034	17	(19)	189,032	—	73,627	—	115,405
Commercial paper	477,957	—	—	477,957	187,139	290,818	—	—
Corporate debt securities	373,941	739	(48)	374,632	5,004	356,599	13,029	—
Mortgage-backed and asset-backed securities	43,499	47	(140)	43,406	—	43,406	—	—
Total	$1,117,590	$803	$(207)	$1,118,186	$192,143	$797,609	$13,029	$115,405
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020				Classification as of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$421,272	$—	$—	$421,272	$278,281	$142,991	$—	$—
Government bonds(1)	1,924,988	65	(1)	1,925,052	1,392,966	65,867	—	466,219
Commercial paper	1,021,150	—	—	1,021,150	779,527	241,623	—	—
Corporate debt securities	508,901	1,475	(1,635)	508,741	229,633	267,618	11,490	—
Mortgage-backed and asset-backed securities	36,553	913	(113)	37,353	—	37,353	—	—
Total	$3,912,864	$2,453	$(1,749)	$3,913,568	$2,680,407	$755,452	$11,490	$466,219
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers
As of December 31, 2020, the Company did not have an allowance for credit losses related to its available-for-sale debt securities.
Before reclassifications of gains and losses from accumulated other comprehensive income (loss) on the consolidated balance sheets to other income (expense), net in the consolidated statements of operations, unrealized gains and losses, net of tax, for the years ended December 31, 2018, 2019, and 2020, were not material. Realized gains and losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net were not material for the years ended December 31, 2018, 2019, and 2020.
Debt securities in an unrealized loss position had an estimated fair value of $570.8 million and an immaterial amount of unrealized losses as of December 31, 2018, an estimated fair value of $139.7 million and an immaterial amount of unrealized losses as of December 31, 2019, and an estimated fair value of $229.7 million and $1.7 million unrealized losses as of December 31, 2020. None of these securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2018 and 2019 and an immaterial amount of securities were in a continuous loss position for more than twelve months as of December 31, 2020.
During the years ended December 31, 2018, 2019, and 2020, the Company did not consider any of its marketable debt securities to be other-than-temporarily impaired. During the year ended December 31, 2018, the Company did not purchase or hold a material amount of non-marketable debt securities. During the year ended December 31, 2019, the Company recorded an impairment charge for an available-for-sale non-marketable debt investment totaling $18.0 million. During the year ended December 31, 2020, the Company did not record any impairment charges for its available-for-sale non-marketable debt investments.
The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	December 31, 2019		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$944,541	$944,616	$3,805,934	$3,806,059
Due in one year to five years	150,674	151,236	98,828	99,255
Due within five to ten years	21,322	21,290	5,254	5,436
Due beyond ten years	1,053	1,044	2,848	2,818
Total	$1,117,590	$1,118,186	$3,912,864	$3,913,568
Equity Investments

Equity Investments with Readily Determinable Fair Values

As of December 31, 2019 and 2020, the Company had equity investments with readily determinable fair value totaling $263.1 million and $155.2 million, respectively, which consisted of mutual funds measured at fair value and classified within marketable securities on the consolidated balance sheet.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had net carrying values of $131.2 million and $78.1 million as of December 31, 2019 and 2020, respectively, and are classified within other assets on the consolidated balance sheets.

Airbnb, Inc.
Notes to Consolidated Financial Statements

These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.
The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Year Ended December 31,
	2019	2020
Carrying value, beginning of period	$10,086	$131,210
Additions	120,575	—
Sales	—	—
Downward adjustments for observable price changes and impairment	—	(53,136)
Upward adjustments for observable price changes	549	—
Carrying value, end of period	$131,210	$78,074
As of December 31, 2019, cumulative upward adjustments for price changes to the Company’s equity investments without readily determinable fair values totaled $0.5 million. As of December 2020, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity securities without readily determinable fair value during the years ended December 31, 2018, 2019, and 2020. The Company did not record any impairment charges during the years ended December 31, 2018 and 2019 and recorded impairment charges of $53.1 million during the year ended December 31, 2020, which also represented the cumulative impairment charges as of December 31, 2020.
Gains and Losses on Equity Investments
Net unrealized gains (losses) on marketable equity investments were not material for the year ended December 31, 2018 and totaled $13.2 million and $(21.7) million for the years ended December 31, 2019 and 2020, respectively. The unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the consolidated statements of operations.
Note 4. Equity Method Investments
As of December 31, 2019 and 2020, the carrying values of the Company’s equity method investments were $58.7 million and $21.0 million, respectively. For the years ended December 31, 2018, 2019 and 2020, the Company recorded losses of $3.2 million, $6.0 million, and $8.2 million, respectively, within other income (expense), net in the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. Also, during the years ended December 31, 2019 and 2020, the Company recorded impairment charges of $9.8 million and $29.0 million, respectively, related to the carrying value of equity method investments within other income (expense), net. There were no impairment charges for the year ended December 31, 2018.
In December 2016, the Company purchased convertible preferred shares of a company (the “2016 Investee”) that provides a mobile app for restaurant reservations for an aggregate price of $10.0 million. In conjunction with this transaction, the 2016 Investee issued warrants, at no cost, to the Company to purchase additional shares, which were exercised in 2018. Prior to exercise, the Company marked-to-market and recorded unrealized losses on the warrants, which were not material for the year ended December 31, 2018. In July 2019, the 2016 Investee was acquired by a third party, resulting in a gain of $24.6 million recorded in other income (expense), net in the consolidated statements of operations.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 5. Fair Value Measurements and Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$3,852	$—	$—	$3,852
Commercial paper	—	187,139	—	187,139
Corporate debt securities	—	5,004	—	5,004
	3,852	192,143	—	195,995
Marketable securities:
Certificates of deposit	33,159	—	—	33,159
U.S. government and government agency debt securities	—	73,627	—	73,627
Commercial paper	—	290,818	—	290,818
Corporate debt securities	—	356,599	—	356,599
Mortgage-backed and asset-backed securities	—	43,406	—	43,406
Mutual funds	—	263,117	—	263,117
	33,159	1,027,567	—	1,060,726
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	115,405	—	115,405
Prepaids and other current assets:
Foreign exchange derivative assets	—	5,263	—	5,263
Other assets, noncurrent:
Corporate debt securities	—	—	13,029	13,029
Total assets at fair value	$37,011	$1,340,378	$13,029	$1,390,418
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$475	$—	$475

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$22,676	$—	$—	$22,676
Certificates of deposit	278,281	—	—	278,281
U.S. government debt securities	—	1,392,966	—	1,392,966
Commercial paper	—	779,527	—	779,527
Corporate debt securities	—	229,633	—	229,633
	300,957	2,402,126	—	2,703,083
Marketable securities:
Certificates of deposit	142,991	—	—	142,991
U.S. government and government agency debt securities	—	65,867	—	65,867
Commercial paper	—	241,623	—	241,623
Corporate debt securities	—	267,618	—	267,618
Mortgage-backed and asset-backed securities	—	37,353	—	37,353
Mutual funds	—	155,248	—	155,248
	142,991	767,709	—	910,700
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,219	—	466,219
Prepaids and other current assets:
Foreign exchange derivative assets	—	12,478	—	12,478
Other assets, noncurrent:
Corporate debt securities	—	—	11,490	11,490
Total assets at fair value	$443,948	$3,648,532	$11,490	$4,103,970
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$32,250	$—	$32,250
Derivative warrant liability (Note 11)	—	—	985,181	985,181
Total liabilities at fair value	$—	$32,250	$985,181	$1,017,431
The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31,
	2019		2020
	Derivative Warrant Asset	Derivative Warrant Liability	Derivative Warrant Liability	Other Assets, Noncurrent
Balance, beginning of period	$14,402	$—	$—	$13,029
Additions	—	13,029	116,641	—
Settlements	—	—	—	—
Reclassifications to equity	(14,117)	—	—	—
Total realized and unrealized gains (losses):
Included in earnings	(285)	—	868,540	—
Included in other comprehensive income (loss)	—	—	—	(1,539)
Balance, end of period	$—	$13,029	$985,181	$11,490
Changes in unrealized gains or losses included in earnings related to investments held at the reporting date	$—	$—	$—	$—
Changes in unrealized gains or losses included in other comprehensive income related to investments held at the reporting date	$—	$—	$—	$(1,539)
There were no transfers of financial instruments between valuation levels during the years ended December 31, 2019 and 2020.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of December 31, 2020 (fair value amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Inputs Value
Liability
Derivative warrant liability	$985,181	Black-Scholes option-pricing model	Stock volatility	44.4%
			Risk-free rate	0.9%
			Expected term	9.3 years
Derivatives Not Designated as Hedging Instruments
As of December 31, 2019, the fair value of foreign exchange derivative assets and liabilities totaled $5.3 million and $0.5 million, respectively, with the aggregate notional amount totaling $516.7 million. As of December 31, 2020, the fair value of foreign exchange derivative assets and liabilities totaled $12.5 million and $32.3 million, respectively, with the aggregate notional amount totaling $1.4 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company did not have any non-designated derivatives during the year ended December 31, 2018.
The Company recorded total net realized gains (losses) of $(2.0) million and $(21.7) million and net unrealized gains (losses) of $4.8 million and $(24.6) million for the years ended December 31, 2019 and 2020, respectively, related to foreign exchange derivative assets and liabilities. The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the consolidated statements of cash flows.
The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its consolidated balance sheets. As of December 31, 2019, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $0.5 million, resulting in net derivative assets of $4.8 million. As of December 31, 2020, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $11.4 million, resulting in net derivative assets of $1.1 million and net derivative liabilities of $20.9 million.
Note 6. Acquisitions
HotelTonight
On April 15, 2019, the Company completed the acquisition of Hotel Tonight, Inc. (“HotelTonight”), an online marketplace for boutique hotel rentals, to enhance the Company’s offerings in the hotel accommodations space.
The Company acquired all outstanding shares of HotelTonight for a total purchase consideration of $441.4 million funded primarily with cash and 3.2 million shares of the Company’s Class A common stock. The aggregate purchase consideration for HotelTonight was comprised of the following (in thousands):

Fair Value
Cash paid to HotelTonight stockholders and equity award holders	$237,387
Common stock issued to HotelTonight stockholders and equity award holders	201,079
Replacement stock options attributable to pre-acquisition service	2,891
Total purchase consideration	$441,357
Cash consideration included reimbursement of acquisition-related transaction costs of $11.3 million incurred by HotelTonight to execute the transaction. Additionally, the Company recognized $3.9 million of acquisition-related costs, recorded as general and administrative expenses in its consolidated statements of operations.
Certain unvested stock options held by HotelTonight employees were assumed by the Company in connection with the acquisition. The portion of the fair value of the assumed stock options associated with pre-acquisition service of HotelTonight employees represented a component of the total purchase consideration, as presented above. The remaining fair value of $12.3 million of these issued awards was excluded from the purchase price. These awards, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

Amount
Cash, cash equivalents, and restricted cash	$55,960
Intangible assets	88,000
Goodwill	329,899
Net liabilities assumed	(32,502)
Total purchase consideration	$441,357
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the acquired business. The identified intangible assets assumed in the acquisition were recognized as follows based upon their fair values as of the acquisition date (in thousands):

	Estimated Useful Life	Fair Value
Developed technology	3 years	$20,000
Listing relationships	10 years	35,100
Trade names	5 years	32,900
Total identified intangible assets		$88,000
The Company’s consolidated financial statements include the accounts of HotelTonight starting as of the acquisition date.
Other Acquisitions
During the year ended December 31, 2018, the Company completed various business combinations and asset purchases for total consideration of $40.3 million, of which $31.3 million was cash. Of the total consideration for these acquisitions, $31.9 million was attributed to goodwill, $8.1 million was attributed to intangible assets, and the amount attributed to the remaining net assets acquired was not material.
During the year ended December 31, 2019, the Company completed two business combinations in addition to the HotelTonight acquisition described above for total consideration of $63.3 million, of which $11.4 million was paid in cash, $36.7 million was paid in shares of the Company’s Class A common stock, and $15.3 million was contingent consideration. Of the total consideration for these acquisitions, $33.8 million was attributed to goodwill, $31.7 million was attributed to intangible assets, and $2.2 million was attributed to other net liabilities.

In connection with an acquisition made in 2019, consideration in the form of equity will be earned contingent upon meeting certain milestones based on cumulative booking values. The contingent consideration was valued as of the acquisition date using a Monte Carlo simulation model with varying assumptions including booking projections and probability of achievement through the performance period, which ends in 2025. The contingent consideration is marked to market at each reporting period with changes in fair value recorded in sales and marketing expense, given that the contingent consideration is dependent on selling related activities. For the years ended December 31, 2019 and 2020, the changes in the fair value of the contingent consideration liability were not material and $30.9 million, respectively. During the year ended December 31, 2020, certain performance milestones were met resulting in the vesting of equity to the acquiree with a fair value of $22.4 million. No performance milestones were met for the year ended December 31, 2019.

For all intangible assets acquired during the years ended December 31, 2018 and 2019, the weighted-average useful life was 2.3 years and 5.4 years, respectively. There were no acquisitions completed during the year ended December 31, 2020.
Each of these acquisitions, including the acquisition of HotelTonight, was made to enhance the Company’s offerings and expand the Company’s expertise in engineering and other functional areas. The amount of goodwill deductible for income tax purposes was $11.7 million and $15.0 million as of December 31, 2018 and 2019, respectively. Pro forma and historical post-acquisition results of operations for acquisitions completed during the years ended December 31, 2018 and 2019 were not material to the Company’s consolidated statements of operations.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 7. Intangible Assets and Goodwill
Intangible Assets
Identifiable intangible assets resulting from business combinations and asset purchases consisted of the following (in thousands):

	December 31, 2019
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Listing relationships	6 years	$77,533	$(37,057)	$40,476
Customer contacts	3 years	12,571	(8,728)	3,843
Developed technology	2 years	55,845	(27,292)	28,553
Trade names	3 years	56,770	(27,268)	29,502
Other	3 years	935	(397)	538
Total intangible assets		$203,654	$(100,742)	$102,912

	December 31, 2020
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Listing relationships	9 years	$42,501	$(9,492)	$33,009
Customer contacts	3 years	4,346	(2,159)	2,187
Developed technology	3 years	37,800	(28,417)	9,383
Trade names	5 years	35,753	(13,823)	21,930
Other	5 years	9,652	(275)	9,377
Total intangible assets		$130,052	$(54,166)	$75,886
Amortization expense related to intangible assets for the years ended December 31, 2018, 2019, and 2020 was $22.0 million, $46.1 million, and $36.2 million, respectively.
Estimated future amortization expense for intangible assets as of December 31, 2020 was as follows (in thousands):

Year Ending December 31,	Amount
2021	$23,936
2022	16,063
2023	12,061
2024	7,014
2025	5,348
Thereafter	11,464
Total future amortization expense	$75,886
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2020 were as follows (in thousands):

Amount
Balance as of December 31, 2018	$289,861
Additions related to acquisitions	363,681
Foreign currency translation adjustments	(1,454)
Balance as of December 31, 2019	652,088
Additions related to acquisitions	—
Foreign currency translation adjustments	3,713
Balance as of December 31, 2020	$655,801

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 8. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2019	2020
Computer equipment	$53,916	$55,972
Computer software and capitalized internal-use software	85,522	163,702
Office furniture and equipment	47,165	47,596
Leasehold improvements	236,027	243,110
Buildings and land	16,844	16,844
	439,474	527,224
Less: Accumulated depreciation and amortization	(178,735)	(267,851)
	260,739	259,373
Construction in progress	40,534	10,821
Total property and equipment, net	$301,273	$270,194
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018, 2019, and 2020 was $60.4 million, $68.0 million, and $89.7 million, respectively.
During the years ended December 31, 2018, 2019, and 2020, amortization of capitalized internal-use software costs was $12.4 million, $10.9 million, and $22.5 million, respectively. The net carrying value of capitalized internal-use software as of December 31, 2019 and 2020 was $24.1 million and $76.6 million, respectively.
Note 9. Leases
The Company’s material operating leases consist of office space and data center space. The Company’s leases generally have remaining terms of one to 18 years, some of which include options to extend the leases up to five years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.
The components of lease cost were as follows (in thousands):

Year Ended December 31, 2020
Operating lease cost(1)	$91,248
Short-term lease cost(1)	632
Variable lease cost(1)	12,309
Sublease income(2)	(143)
Total lease cost	$104,046
(1) Classified within operations and support, product development, sales and marketing, and general and administrative expenses in the consolidated statements of operations.
(2) Classified within other income (expense), net on the consolidated statements of operations.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Year Ended December 31, 2020
Cash paid for operating lease liabilities	$63,407
Lease liabilities arising from obtaining right-of-use assets	103,452
Lease term and discount rate were as follows:

As of December 31, 2020
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	6.6%
Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2020 (in thousands):

Year Ending December 31,	Amount
2021	$79,696
2022	65,607
2023	77,941
2024	76,506
2025	90,851
Thereafter	296,034
Total lease payments	686,635
Less: imputed interest	(199,142)
Present value of lease liabilities	487,493
Less: current portion of lease liabilities	(56,586)
Total long-term lease liabilities	$430,907
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2020
Indirect tax reserves	$262,454	$188,309
Indirect taxes payable	192,038	153,255
Travel credit liability	—	209,739
Compensation and related benefits	253,305	380,164
Derivative warrant liability	—	985,181
Foreign exchange derivative liabilities	475	32,250
Current portion of long-term debt and accrued interest expense	—	26,755
Contingent consideration liability	14,603	23,096
Sales and marketing	94,228	25,437
Income and other tax liabilities	15,424	12,002
Other	391,553	377,883
Total accrued expenses and other current liabilities	$1,224,080	$2,414,071

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 11. Debt
The following table summarizes the Company’s outstanding debt (in thousands):

	As of December 31, 2020	Effective Interest Rate
First lien loan due April 2025	$995,000	9.5%
Second lien loan due July 2025	1,000,000	15.1%
Total debt	1,995,000
Less: Unamortized debt discount and debt issuance costs	(169,438)
Less: Current portion of long-term debt	(10,000)
Total long-term debt, net of current portion	$1,815,562
Term Loans
In April 2020, the Company entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in proceeds of $961.4 million, net of debt discount and debt issuance costs of $38.6 million. The loan is due and payable in April 2025. The underlying loan can be repaid in whole or in part prior to April 2025 at the Company’s option, subject to applicable prepayment premiums and make-whole premiums. Beginning in September 2020, the Company is required to repay the First Lien Loan in quarterly installments equal to 0.25% of the $1.0 billion aggregate principal amount of the First Lien Loan, with the remaining principal amount payable on the maturity date. Additionally, the First Lien Credit Agreement requires the Company to prepay in cash all or a portion of outstanding First Lien Loan, plus any applicable prepayment premiums and make-whole premiums, in the event of non-ordinary course asset sales or other dispositions of property, or incurrence or issuance of any indebtedness, subject to certain exceptions. The Company can select a per annum interest rate equal to (i) 7.5% plus the London Interbank Offered Rate (customarily defined, with LIBOR replacement provisions consistent with the April 2019 Alternative Reference Rates Committee recommended fallback language for syndicated loans, “LIBOR”), subject to a floor of 1.0%, or (ii) 6.5% plus the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.5%, and (c) LIBOR for a one-month period plus 1%, in each case subject to a floor of 2%. Interest is payable monthly or quarterly in arrears at the Company’s option depending on the selected per annum interest rate and interest period.
Also in April 2020, the Company entered into a $1.0 billion Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement,” and the loans thereunder, the “Second Lien Loan”), resulting in net proceeds of $967.5 million, net of debt discount and debt issuance costs of $32.5 million. The loan is due and payable in July 2025. The underlying loan can be repaid in whole or in part prior to July 2025, subject to applicable prepayment premiums, make-whole premiums, and the priority of lenders under the First Lien Credit Agreement over any proceeds the Company receives from the sale of collateral. Additionally, subject to the Company’s obligation to make mandatory prepayments under the First Lien Credit Agreement, the Second Lien Credit Agreement requires the Company to prepay in cash all or a portion of outstanding Second Lien Loans, plus any applicable prepayment premiums and make-whole premiums, in the event of non-ordinary course asset sales or other dispositions of property, or incurrence or issuance of any indebtedness, subject to certain exceptions. The Company can select the per annum interest rate equal to (i) 10% plus LIBOR, subject to a floor of 1%, or (ii) 9% plus the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.5%, and (c) LIBOR for a one-month period plus 1%, in each case subject to a floor of 3%. Interest is payable monthly or quarterly in arrears, at the Company’s option depending on the selected per annum interest rate and interest period. In addition, at the Company’s election, payment-in-kind interest up to 5.5% per annum may be paid by increasing the principal amount of the Second Lien Loan by such amount.
The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. For the year ended December 31, 2020, interest expense of $157.1 million was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.
As of December 31, 2020, the estimated fair value of the First Lien Loan and Second Lien Loan were $1.1 billion and $1.2 billion, respectively, and were determined based on quoted prices in markets that are not active, or Level 2 inputs.
The First Lien Loan and the Second Lien Loan are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are both secured by substantially all the assets of the Company and of these subsidiary guarantors.
The First Lien Loan and Second Lien Loan contain customary affirmative and negative covenants, subject to certain exceptions, including restrictions on the Company’s and its subsidiaries’ ability to, among other things, incur debt and liens, undergo fundamental changes including mergers and consolidations, sell or transfer assets, pay dividends or other distributions, make acquisitions, investments, loans or advances, or payments and prepayments of junior or unsecured indebtedness. The First Lien Loan and Second Lien Loan also contain customary events of default, including a change in control.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The future principal payments for the Company’s long-term debt as of December 31, 2020 are summarized as follows (in thousands):

Year Ending December 31,	Amount
2021	$10,000
2022	10,000
2023	10,000
2024	10,000
2025	1,955,000
Total	$1,995,000
In connection with the Second Lien Loan, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be settled in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $116.6 million and was recorded as a liability in accrued expenses and other current liabilities on the consolidated balance sheet with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability is remeasured to fair value at each reporting date as long as the warrants remain outstanding and unexercised with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million, or an increase in liability of $868.5 million during the year ended December 31, 2020.
2016 Credit Facility
In April 2016, the Company entered into a five-year unsecured revolving Credit and Guarantee Agreement (the “2016 Credit Facility”) with a group of lenders led by Bank of America, N.A. The 2016 Credit Facility provides an initial borrowing commitment by the lenders of $1.0 billion, which can be increased by a maximum of $250.0 million. The 2016 Credit Facility also provides a $100.0 million sub-limit for the issuance of letters of credit. The 2016 Credit Facility includes a commitment fee of 0.125% per annum on any undrawn amounts.
Outstanding borrowings bear interest at a fluctuating rate per annum equal to the highest of: (i) the Federal Funds Effective Rate plus 0.50%; (ii) the rate of interest in effect for such day by Bank of America as its “prime rate”; or (iii) the Eurocurrency Rate for one month plus 1.00%. Borrowing terms vary based on the type of borrowing with all outstanding balances being due on April 26, 2021, the termination date of the 2016 Credit Facility. Outstanding balances may be repaid prior to maturity without penalty. The 2016 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2019.
As of December 31, 2019, there were no borrowings outstanding on the 2016 Credit Facility and outstanding letters of credit totaled $53.0 million. On April 17, 2020, the Company terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020, letters of credit formerly under the 2016 Credit Facility totaled $32.9 million and were secured by cash collateral of $33.8 million, which was recorded as restricted cash on the consolidated balance sheet.
2020 Credit Facility
On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for an initial borrowing commitment by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2020. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and outstanding letters of credit totaled $21.4 million.
Note 12. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 240.9 million shares of Class B common stock, including 1,286,694 shares of Class B common stock issuable pursuant to the anti-dilution adjustment provisions relating to the Company’s Series C redeemable convertible preferred stock.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table presents the Company’s authorized and outstanding redeemable convertible preferred stock as of December 31, 2019 (in thousands, except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series Seed	63,656	63,656	$0.01	$552	$615
Series A	34,396	34,396	0.21	7,128	7,200
Series B	34,702	34,006	3.31	112,399	112,641
Series B-1	1,904	1,412	1.11	1,560	1,560
Series C	33,920	33,920	5.90	199,741	200,000
Series D	25,530	20,900	20.36	421,108	425,470
Series E	34,000	32,224	46.55	1,488,438	1,499,867
Series F	19,110	19,110	52.50	1,000,576	1,003,312
Total	247,218	239,624		$3,231,502	$3,250,665

The following summarizes the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock preceding the Company’s IPO:

Dividends

Holders of redeemable convertible preferred stock were entitled to receive annual, noncumulative dividends of at least 8% of the original issue price per share, if, when and as declared by the Company’s board of directors prior to payment of any dividends to common stockholders (other than dividends on shares of common stock payable in common stock). After such dividends, any additional dividends were payable on a pro rata basis to the holders of common stock and redeemable convertible preferred stock (assuming the conversion of redeemable convertible preferred stock into common stock at the then current applicable conversion price).

Liquidation Preference

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event as defined in the Company’s Restated Certificate of Incorporation that was in effect prior to the IPO (collectively, a “Liquidation Event”), holders of redeemable convertible preferred stock were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment to the holders of common stock, an amount per share equal to the greater of (i) the applicable original issue price per share plus any declared but unpaid dividends or (ii) an amount per share as would have been payable had all the shares of redeemable convertible preferred stock been converted into common stock, at the then-applicable conversion rate, immediately prior to the Liquidation Event (“Liquidation Amount”). In the event the Company had insufficient assets to pay the holders of shares of redeemable convertible preferred stock the full liquidation preference, the holders of redeemable convertible preferred stock would be paid ratably in proportion to the full amounts to which they would otherwise be entitled. Any assets of the Company remaining after payment of the above liquidation preference to the holders of redeemable convertible preferred stock would be distributed solely to holders of common stock, pro rata, based on the number of shares held by each holder. The Company classified its redeemable convertible preferred stock as mezzanine equity, or outside of stockholders’ equity (deficit), because the shares contained liquidation features that were not solely within the Company’s control.

Conversion Rights

Each share of redeemable convertible preferred stock was initially convertible at the option of the holder into one share of Class B common stock.

All shares of the Company’s redeemable convertible preferred stock automatically converted into shares of Class B common stock, at the then-applicable conversion rate, upon the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement resulting in at least $75.0 million of gross proceeds to the Company, or the vote or written consent of holders of a majority of the then outstanding shares of redeemable convertible preferred stock as a single class on an as-converted basis; provided that such vote or consent may have required the approval of certain majority of holders of certain series of redeemable convertible preferred stock.

The Series C redeemable convertible preferred stockholders were entitled to an anti-dilution feature, whereby the conversion price of the Series C redeemable convertible preferred stock was adjusted based on an adjustment formula in the Company’s Restated Certificate of Incorporation that was in effect prior to the IPO. As of December 31, 2019, 1,286,694 of additional shares of Class B common stock were reserved for issuance upon conversion of the Series C redeemable convertible preferred stock based on the adjustments to the conversion price. Immediately prior to the completion of the Company’s IPO in December 2020, these shares were converted into the Company’s Class B common stock.

Voting Rights

Except as provided in the Company’s Restated Certificate of Incorporation that was in effect prior to the IPO, holders of redeemable convertible preferred stock would vote together with the holders of common stock as a single class on an as-converted to common stock basis.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Redemption Rights

The holders of the outstanding shares of redeemable convertible preferred stock did not have redemption rights; however, as noted above, the Company’s Restated Certificate of Incorporation that was in effect prior to the IPO provides that upon a Liquidation Event such shares will be entitled to receive the applicable Liquidation Amount.
Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 2,000,000,000 shares of Class A common stock and 710,000,000 shares of Class B common stock. Both classes of common stock have a par value of $0.0001 per share. Class A common stock is entitled to one vote per share and Class B common stock is entitled to 20 votes per share. A share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and will convert automatically into a share of Class A common stock upon the earlier of (a) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 80% of the outstanding shares of Class B common stock at the time of such vote or consent, voting as a separate series, and (b) the 20-year anniversary of the closing of the IPO. In addition, with certain exceptions as further described in the Company's Restated Certificate of Incorporation, transfers of Class B common stock will result in the conversion of such share of Class B common stock into a share of Class A common stock.

Under the Company’s Restated Certificate of Incorporation, the Company was also authorized to issue 2,000,000,000 shares of Class C common stock and 26,000,000 shares of Class H common stock. Each share of Class C common stock is entitled to no votes and will not be convertible into any other shares of the Company’s capital stock. Each share of Class H common stock is entitled to no votes and will convert into a share of Class A common stock on a share-for-share basis upon the sale of such share of Class H common stock to any person or entity that is not the Company’s subsidiary.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of December 31,
	2019	2020
Conversion of Series Seed, A, B, B-1, C, D, E, and F redeemable convertible preferred stock	240,911	—
2008 Equity Incentive Plan:
Stock options issued and outstanding	41,582	34,036
RSUs issued and outstanding	38,818	989
2018 Equity Incentive Plan:
Stock options issued and outstanding	4,684	7,231
RSUs issued and outstanding	37,262	46,749
Shares available for future grant	25,344	—
2020 Equity Incentive Plan:
Stock options issued and outstanding	—	3
RSUs issued and outstanding	—	4
Shares available for future grant	—	86,420
Assumed Equity Incentive Plan in the acquisition of HotelTonight:
Stock options issued and outstanding	246	151
RSUs issued and outstanding	56	12
Warrants exercisable for common stock(1)	430	7,935
Employee stock purchase plan	—	4,000
Total	389,333	187,530
(1) Includes warrants issued in connection with the Second Lien Loan as of December 31, 2020. Refer to Class A Common Stock Warrants and Class B Common Stock Warrants below for further discussion.
Class A Common Stock Warrants
As described above in Note 11, Debt, in connection with the Second Lien Loan entered into in April 2020, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders.
Class B Common Stock Warrants
In connection with the closing of the Series E redeemable convertible preferred stock financing in 2015, the Company issued warrants exercisable for up to 429,672 shares of Class B common stock. The amount exercisable was based on specific financial milestones achieved during 2018 and 2019. Due to the nature of the terms of the warrants, the warrants qualified as a liability-classified derivative. The warrants were valued as of the issuance date using a Monte Carlo simulation model with varying assumptions including booking projections and probability of achievement. The warrants were marked to market at each reporting period with changes in fair value recorded in sales and

Airbnb, Inc.
Notes to Consolidated Financial Statements

marketing expense, given that the warrants are dependent on selling related activities. For the years ended December 31, 2018 and 2019, the changes in the fair value of the warrant liability were not material. Based on the milestones achieved, as of December 31, 2019, the warrants were exercisable for 237,756 shares of Class B common stock and on December 31, 2019, the fair value of the derivative warrant liability of $14.1 million was reclassified from liability to equity as it met the requirements for permanent equity classification. During the year ended December 31, 2020, the warrants were exercised by the respective holders.
In addition, in connection with the execution of a prior loan agreement, the Company issued a warrant for 150,000 shares of Class B common stock, exercisable any time through June 2019. In June 2019, the warrant was net exercised for a total of 144,986 shares of Class B common stock.
Equity Incentive Plans
2008 Equity Incentive Plan
In 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock awards and RSUs. ISOs and NQSOs granted under the 2008 Plan are at a price per share not less than the fair value at date of grant.
2018 Equity Incentive Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the 2008 Plan. A total of 50.0 million shares of Class B common stock were reserved for issuance under the 2018 Plan and the 13.2 million shares remaining for issuance under the 2008 Plan were added to the number of shares available under the 2018 Plan. The expiration of the 2008 Plan had no impact on the terms of outstanding awards under that plan. All unvested equity canceled under the 2008 Plan were added to the 2018 Plan and made available for future issuance.
Assumed Equity Incentive Plan
In connection with the acquisition of HotelTonight, the Company assumed stock options and RSUs under HotelTonight’s equity incentive plan (the “Assumed Equity Incentive Plan”). As of December 31, 2019 and 2020, a total of 246,998 and 150,816 shares of the Company’s Class A common stock, respectively, were issuable upon exercise of outstanding options under this assumed plan. The weighted-average exercise price of these outstanding stock options was $22.69 per share and $22.61 per share as of December 31, 2019 and 2020. In addition, as of December 31, 2019 and 2020, a total of 55,148 and 12,550 RSUs, respectively, were issued and outstanding under this assumed plan. No additional stock options or RSUs may be granted under the Assumed Equity Incentive Plan.
2020 Incentive Award Plan
In 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan,” and together with the 2008 Plan, 2018 Plan, and the Assumed Equity Incentive Plan, the “Plans”). Under the 2020 Plan, 62,069,613 shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2020 Plan will be increased by (i) the number of shares subject to awards outstanding under the 2008 Plan, Assumed Equity Incentive Plan, and 2018 Plan as of the effective date of the 2020 Plan that subsequently terminate, are exchanged for cash, surrendered or repurchased, or are tendered or withheld to satisfy any exercise price or tax withholding obligations and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (A) 5% of the shares of all series of the Company’s common stock outstanding on the last day of the immediately preceding year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 371,212,920 shares of stock may be issued upon the exercise of incentive stock options.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Stock Option and Restricted Stock Unit Activity
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

Year Ended December 31,
	2018	2019	2020
Expected dividend yield	—	—	—
Volatility	44.5% - 44.8%	41.8% - 44.3%	39.1% - 43.6%
Expected term (years)	8.0 - 8.5	5.0 - 8.0	5.1 - 8.0
Risk-free interest rate	2.8% - 3.2%	1.5% - 2.5%	0.5% - 1.5%
A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2018	47,706	46,200	$8.73	54,678	$38.94
Granted(1)	(26,502)	1,944	55.79	24,906	61.80
Exercised/Vested(2)	—	(898)	6.52	—	62.27
Canceled(3)	4,140	(734)	50.93	(3,448)	54.91
Balances as of December 31, 2019	25,344	46,512	10.08	76,136	45.69
Granted(1)	(45,368)	4,638	39.38	40,730	30.13
Increase in shares available for grant(4)	66,942	—	—	—	—
Shares withheld for taxes	24,296	—	—	—	—
Exercised/Vested	—	(7,496)	2.01	(56,070)	37.79
Canceled(3)	15,206	(2,233)	53.32	(13,042)	51.86
Balances as of December 31, 2020	86,420	41,421	12.48	47,754	40.01
(1) The outstanding options and RSUs include 290,236 options and 56,552 RSUs in 2019 that were granted from the Assumed Equity Incentive Plan. There were no options or RSUs that were granted from the Assumed Equity Incentive Plan for the year ended December 31, 2020.
(2) The total RSUs that vested during 2019 were not material.
(3) The outstanding options and RSUs include cancellations of 36,342 and 55,158 options and 1,404 and 14,178 RSUs in 2019 and 2020, respectively, from the Assumed Equity Incentive Plan that are no longer available for future grants.
(4) Includes 62,069,613 shares of the Company’s Class A common stock initially reserved for issuance under the 2020 Incentive Award Plan.

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	46,512	$10.08	4.15	$2,298,685
Options exercisable as of December 31, 2019	42,474	5.81	3.73	2,276,062
Options outstanding as of December 31, 2020	41,421	12.48	3.91	5,563,735
Options exercisable as of December 31, 2020	36,682	8.63	3.21	5,068,315
During the years ended December 31, 2018, 2019 and 2020, the weighted-average fair value of stock options granted under the Plans was $24.23, $33.46, and $15.42 per share, respectively. During the years ended December 31, 2018, 2019 and 2020, the aggregate intrinsic value of stock options exercised was $48.8 million, $50.4 million, and $476.0 million, respectively, and the total grant-date fair value of stock options that vested was $24.6 million, $44.6 million, and $44.4 million, respectively.
As of December 31, 2019 and 2020, there was $107.1 million, and $45.4 million, respectively, of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2020 is expected to be recognized over a weighted-average period of 2.8 years.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Nonemployee Stock Options

For stock options granted to nonemployees, the Company uses the Black-Scholes option-pricing model to determine the fair value on the date of grant. Total nonemployee stock compensation recognized for the years ended December 31, 2018, 2019 and 2020 was not material.
Common Shares Issued for Conversion of Convertible Note

In connection with its Luxury Retreats acquisition, the Company entered into an unsecured convertible promissory note with a stockholder of Luxury Retreats. The note converted into 1,236,788 unvested shares of the Company’s Class A common stock on May 15, 2017. The fair value of the shares issued upon conversion of the note was $64. 9 million and was recognized as compensation expense within product development expenses over the four-year vesting period. The Company recognized compensation expense, in product development within the consolidated statements of operations, of $19.6 million and $34.5 million for the years ended December 31, 2018 and 2019, respectively.

Restricted Stock Units

Substantially all of the Company’s RSUs vest upon the satisfaction of both a service-based and a liquidity-event performance-based requirement. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity-based vesting condition was satisfied upon (i) an initial public offering or (ii) change in control of the Company as defined in the Company’s equity incentive plans. The RSUs vested on the first date upon which both the service-based and liquidity-event performance-based requirements were satisfied. If the RSUs vested, the Company would deliver one share of common stock for each vested RSU on the settlement date. The liquidity-event performance-based vesting condition was deemed satisfied upon the IPO.

Restricted Common Stock

The Company has granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock is primarily dependent on a service-based vesting condition that generally becomes satisfied over a period of four years. The Company has the right to repurchase or cancel shares for which the vesting condition is not satisfied.
The following table summarizes the activity related to the Company’s restricted common stock (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock as of December 31, 2018	798	$53.36
Issued	924	62.48
Vested	(726)	52.74
Unvested restricted common stock as of December 31, 2019	996	62.26
Issued	—	—
Vested	(278)	62.12
Unvested restricted common stock as of December 31, 2020	718	62.32
Stock-Based Compensation
The following table summarizes total stock-based compensation expense (in thousands):

	Year Ended December 31,
	2018	2019	2020
Operations and support	$1,968	$817	$143,997
Product development	33,895	56,632	1,878,793
Sales and marketing	12,465	23,919	435,272
General and administrative	5,565	16,179	544,086
Restructuring charges	—	—	(200)
Stock-based compensation expense	$53,893	$97,547	$3,001,948
Through December 9, 2020, no stock-based compensation expense had been recognized for certain awards with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Company's IPO, the liquidity-event performance-based condition was met and $2.8 billion of stock-based compensation expense was recognized related to these awards.

The Company recognized an income tax benefit of $3.6 million, $9.8 million, and $39.9 million in the consolidated statements of operations for stock-based compensation arrangements in the years ended December 31, 2018, 2019, and 2020, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

2020 Employee Stock Purchase Plan

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. As of December 31, 2020, there were no shares of common stock purchased under the ESPP.
Note 13. Commitments and Contingencies
Commitments
The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$1,176,667	$110,000	$225,000	$454,167	$387,500
Other commitments	311,500	43,500	73,000	76,000	119,000
Total	$1,488,167	$153,500	$298,000	$530,167	$506,500
Extenuating Circumstances Policy
In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250 million for hosts. The reservations eligible for this $250 million host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, result in a reduction to revenue. Under this policy, the Company recorded $205.1 million of payments, primarily for hosts, in its consolidated statement of operations for the year ended December 31, 2020.
Lodging Tax Obligations and Other Non-Income Tax Matters
Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. The Company collects and remits Lodging Taxes in more than 29,800 jurisdictions on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
As of December 31, 2019 and 2020, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $103.7 million and $84.0 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2019 and 2020, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $138.4 million and $52.9 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.
The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes which subject the Company’s operations to such taxes. Accordingly, the ultimate resolution of Lodging Taxes may be greater or less than reserve amounts that the Company has recorded.
The Company is currently involved in lawsuits brought by certain states and localities involving the payment of Lodging Taxes. These jurisdictions are asserting that the Company is liable or jointly liable with hosts to collect and remit Lodging Taxes. These lawsuits are in various stages and the Company continues to vigorously defend these claims. The Company believes that the statutes at issue impose a Lodging Tax obligation on the person exercising the taxable privilege of providing accommodations, or the Company’s hosts. In March 2020, a fourth District Court of Appeal affirmed that the Company is not a dealer under the Florida and County Tourist Development Tax Law, and therefore not liable for collecting Lodging Taxes. Accordingly, the Company concluded in the first quarter of 2020 that the liabilities accrued in all Florida counties were no longer probable and reduced its reserves for Lodging Taxes by $87.0 million, including interest. A motion was

Airbnb, Inc.
Notes to Consolidated Financial Statements

filed with the Florida Supreme Court in July 2020, and was subsequently denied in October 2020. The ultimate resolution of all remaining unresolved lawsuits cannot be determined at this time.
The imposition of such taxes on the Company could increase the cost of a guest booking and potentially cause a reduction in the volume of bookings on the Company’s platform, which would adversely impact the Company’s results of operations. The Company will continue to monitor the application and interpretation of lodging and related taxes and ordinances and will adjust accruals based on any new information or further developments.
The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its hosts and guests, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with hosts and guests, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such hosts. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

During the years ended December 31, 2018, 2019 and 2020, the Company recorded $49.6 million of tax expense, $4.0 million of tax benefit, and $16.3 million of tax expense related to estimated hosts’ withholding tax obligations, respectively. As of December 31, 2019 and 2020, the Company accrued a total of $118.1 million and $134.4 million of estimated tax liabilities, including interest, related to hosts’ withholding tax obligations, respectively. The Company has identified reasonably possible exposures related to withholding income taxes and value added taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. At this time, the Company believes any losses that may arise from these potential liabilities would be immaterial; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other withholding tax on payments made to hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2019 and 2020, the Company accrued a total of $55.4 million and $65.9 million of estimated tax liabilities related to certain employee benefits and related employment taxes, respectively. Refer to Note 14, Income Taxes, for further discussion on other tax matters.
Legal and Regulatory Matters
The Company has been and is currently a party to various legal and regulatory matters arising in the normal course of business. Such proceedings and claims, even if not meritorious, can require significant financial and operational resources, including the diversion of management’s attention from the Company’s business objectives.
Regulatory Matters
The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations, including those related to: Internet activities; short-term rentals, long-term rentals and home sharing; real estate, property rights, housing and land use; travel and hospitality; privacy and data protection; intellectual property; competition; health and safety; protection of minors; consumer protection; employment; payments, money transmission, economic and trade sanctions, anti-corruption and anti-bribery; taxation; and others. In addition, the nature of the Company’s business exposes it to inquiries and potential claims related to the compliance of the business with applicable law and regulations. In some instances, applicable laws and regulations do not yet exist or are being applied, interpreted or implemented to address aspects of the Company’s business, and such adoption or interpretation could further alter or impact the Company’s business.
In certain instances, the Company has been party to litigation with municipalities relating to or arising out of certain regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.
New York, New York. In 2010, New York amended its state law to ban the short-term rental of multiple dwelling units in New York City unless a permanent resident is present during the stay. In October 2016, the state amended the law to also ban the advertising of such short-term rentals, and the Company filed a lawsuit against both the state and the city of New York challenging the applicability of the 2016 amendment to the Company. In November and December 2016, the Company settled the lawsuit against the state and the city, respectively, with each agreeing not to enforce the amended law against the Company. Separately, New York City interprets its Administrative Code to bar or regulate short-term rentals in New York City unless specific requirements are met. In July 2018, New York City enacted a new law requiring home sharing platforms to disclose detailed data on hosts and listings to the city on a monthly basis. In August 2018, the Company filed a lawsuit against the city challenging the new data disclosure law on constitutional and statutory grounds. In January 2019, a federal judge entered a preliminary injunction barring the law from going into effect. On February 13, 2020, the parties requested that the Court stay the action so that the parties could explore settlement. In June 2020, the Company settled its lawsuit with New York City. Under the terms of the settlement, the city ordinance was amended to reduce the number of listings subject to data sharing and to provide for the confidentiality of data. The revised ordinance went into effect in January 2021.
Japan. In June 2018, a new national law, the Japanese Private Lodging Act (Act No. 65 of 2017), went into effect to legalize the short-term rental of primary and secondary residences in Japan for up to 180 nights per fiscal year. Under the law, hosts are required to register their rental with the local government. The Company is also required to register as an intermediary (bai-kai) with the Japanese Tourism Agency, and the law prohibits any registered intermediary from intermediating an illegal listing, including unregistered listings. The Company is required to remove listings that do not post a valid registration/license number. At the time of the law’s implementation, the Company took

Airbnb, Inc.
Notes to Consolidated Financial Statements

down a significant number of listings and canceled associated reservations. The Company is continuing to take steps to fully comply with the law.
Paris, France. In December 2017, Paris further tightened the rules around short-term rental regulations. Hosts of entire primary and secondary homes offered for short-term rentals are required to obtain and display a registration number from the city in any advertising of the rental in order to demonstrate compliance. Following an unsuccessful proceeding in early 2018 seeking to compel the Company to enforce compliance in respect of 67 unregistered listings, the City of Paris launched a second proceeding against the Company in February 2019. The grounds were similar relating to 1,010 allegedly unregistered listings with a potential fine of 12.6 million Euros. A decision on the merits of this case is not expected before the third quarter of 2021. The Company announced in February 2021 that it is implementing registration requirements in certain large French cities, starting with Paris in the second quarter of 2021, which may resolve this pending proceeding.
In addition to the above matters, the Company has been and is currently party or subject to various other government inquiries, investigations and proceedings related to legal and regulatory requirements. For example, the Company is required to comply with governmental economic and trade sanctions laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and other similar international agencies. In many cases, these inquiries, investigations and proceedings can be complex, time consuming, costly to investigate, and can require significant company and management attention. For certain matters, the Company has investigated and is implementing recommended changes to its managerial, operational and compliance practices. The Company is unable to predict the outcomes and implications on the Company’s business, industry practices or online commerce more generally. Furthermore, the outcome of these proceedings could materially adversely affect the Company’s business, results of operations, and financial condition, including possible fines and penalties and requiring changes to operational activities and procedures.
Intellectual Property
The Company has been and is currently subject to claims relating to intellectual property, including alleged patent infringement. Adverse results in such lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices or require development of non-infringing products or technologies, which could result in a loss of revenue or otherwise harm its business. To date, the Company has not incurred any material costs as a result of such cases and has not recorded any material liabilities in its consolidated financial statements related to such matters.
Litigation and Other Legal Proceedings
The Company has been and is currently subject involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. In addition to the above, these include legal claims asserting, among other things, commercial, competition, tax, employment, pricing, discrimination, consumer, personal injury, and property rights.
Depending on the nature of the claim, the Company may be subject to monetary damage awards, fines, penalties, and/or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition. The outcomes of legal proceedings are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.
The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.
Host Protections
The Company offers a Host Guarantee Program that provides protection of up to $1.0 million for direct physical loss or damage to a host’s covered property caused by guests during a confirmed booking and when the host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary created during the year ended December 31, 2019, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay. This host protection insurance offering consists of a commercial general liability policy, with hosts and the Company as named insureds and landlords of hosts as additional insureds. The host protection insurance program provides primary coverage for up to $1.0 million per occurrence, subject to a $1.0 million cap per listing location, and includes various market standard conditions, limitations, and exclusions.
Indemnifications
The Company has entered into indemnification agreements with certain of its officers and directors. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance

Airbnb, Inc.
Notes to Consolidated Financial Statements

expenses incurred by its directors and officers. No demands have been made upon the Company to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that the Company is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.
In the ordinary course of business, the Company has included limited indemnification provisions under certain agreements with parties with whom the Company has commercial relations of varying scope and terms with respect to certain matters, including losses arising out of its breach of such agreements or out of intellectual property infringement claims made by third parties. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with the Company’s indemnification provisions.
Note 14. Income Taxes
The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Domestic	$(73,711)	$(153,154)	$(4,509,519)
Foreign	120,744	(258,549)	(172,419)
Income (loss) before income taxes	$47,033	$(411,703)	$(4,681,938)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Current
Federal	$7,573	$223,673	$(91,094)
State	5,236	5,930	(976)
Foreign	56,101	38,660	14,449
Total current provision for (benefit from) income taxes	68,910	268,263	(77,621)
Deferred
Federal	(2,136)	(1,563)	47
State	30	(248)	55
Foreign	(2,911)	(3,816)	(19,703)
Total deferred benefit for income taxes	(5,017)	(5,627)	(19,601)
Total provision for (benefit from) income taxes	$63,893	$262,636	$(97,222)

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2018	2019	2020
Expected income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	8.9	(0.2)	—
Foreign tax rate differential	0.6	(19.5)	(0.5)
Stock-based compensation	(2.2)	(0.9)	7.1
Acquisition related expenses	(0.3)	(0.3)	—
Deferred tax impacts of restructuring	—	—	6.5
Other statutorily non-deductible expenses	14.0	(2.6)	(0.3)
Non-deductible warrant revaluations	—	—	(3.9)
Research and development credits	(32.5)	(0.9)	4.3
Uncertain tax positions—prior year positions	38.0	(53.0)	(0.1)
Uncertain tax positions—current year positions	21.3	(4.2)	(0.2)
Impact of U.S. tax reform	6.1	—	—
Other	—	0.2	0.3
Change in valuation allowance	60.9	(3.4)	(32.1)
Effective tax rate	135.8%	(63.8)%	2.1%
For the years ended December 31, 2018 and 2019, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to a change in the jurisdictional mix of earnings, the Company’s full valuation allowance on its U.S. deferred tax assets, and the Company’s uncertain tax positions.
For the year ended December 31, 2020, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to the Company’s full valuation allowance on its U.S. deferred tax assets and the Company’s tax impact of restructuring and the IPO.
The components of deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2020
Deferred tax assets:
Net operating loss carryforwards	$41,132	$1,078,070
Tax credit carryforwards	61,141	333,991
Accruals and reserves	53,690	70,130
Non-income tax accruals	60,674	71,706
Stock-based compensation	38,230	211,216
Operating lease liabilities	77,536	94,840
Intangible assets	768,521	274,396
Other	15,671	53,477
Gross deferred tax assets	1,116,595	2,187,826
Valuation allowance	(1,024,005)	(2,053,069)
Total deferred tax assets	92,590	134,757
Deferred tax liabilities:
Property and equipment basis differences	(17,303)	(33,503)
Operating lease assets	(70,200)	(72,659)
Other	—	(3,091)
Total deferred tax liabilities	(87,503)	(109,253)
Total net deferred tax assets	$5,087	$25,504
In December 2019, the Company transferred certain intangible assets among its wholly-owned subsidiaries to align its structure to its evolving operations. The transfer resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets of $789.6 million. Based on available objective evidence, management believed it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of December 31, 2019 and, therefore, these deferred tax assets were offset by a full valuation allowance.

Airbnb, Inc.
Notes to Consolidated Financial Statements

In the fourth quarter of 2020, the Company completed a restructuring plan to repatriate its intellectual property to the United States to align with its evolving operations in a post-COVID-19 environment. The Company eliminated the $789.6 million foreign deferred tax asset and valuation allowance recorded in the fourth quarter of 2019, and recorded a U.S. deferred tax asset of $140.7 million from a step-up in the tax basis of certain repatriated intellectual property. Based on available objective evidence, management believes it is not more-likely-than-not that these additional U.S. deferred tax assets will be realizable as of December 31, 2020 and, therefore, these deferred tax assets are offset by a full valuation allowance.
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its deferred tax assets, the Company considers all available evidence, including cumulative historic and forecasted losses, and as such, does not believe it is more likely than not that its U.S. deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. As a result of the restructuring completed in the fourth quarter of 2020, the Company released the valuation allowance that was previously recorded in Ireland due to expected future income. There is no valuation allowance in certain foreign jurisdictions that have cumulative income and expected future income.
For the year ended December 31, 2019, the net increase in the Company’s valuation allowance compared to the prior year was primarily due to the step-up in tax basis of intellectual property rights created upon an intra-entity transfer, and an increase in tax credits generated, accruals, reserves, and stock-based compensation. For the year ended December 31, 2020, the net increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2020 net operating loss, an increase in tax credits generated, accruals and reserves, and stock-based compensation.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions in the Act, such as the limitations on the deduction of net operating losses and interest. For the year ended December 31, 2020, the Company recorded a benefit of $95.6 million related to the carryback of its 2020 net operating loss.
As of December 31, 2019 and 2020, the Company had net operating loss carryforwards for federal income tax purposes of $116.7 million and $5.1 billion, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2034. As of December 31, 2019 and 2020, the Company had federal research and development tax credit carryforwards of $84.1 million and $287.0 million, respectively. The research and development tax credits will expire beginning in 2034 if not utilized.
As of December 31, 2019 and 2020, the Company had net operating loss carryforwards for state income tax purposes of $167.6 million and $2.5 billion, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in 2033. As of December 31, 2019 and 2020, the Company had state research and development carryforwards and enterprise zone tax credit carryforwards of $78.5 million and $200.8 million, respectively. The research and development tax credits do not expire, and the enterprise zone tax credits will expire, if not utilized, beginning in 2023.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities.
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Balance at beginning of period	$47,510	$69,837	$336,726
Gross increases related to prior year tax positions	21,640	237,973	2,223
Gross decreases related to prior year tax positions	(11,792)	(5,029)	(5,970)
Gross increases related to current year tax positions	18,644	36,502	196,492
Reductions due to settlements with taxing authorities	(6,083)	(2,296)	(21,240)
Reduction due to lapse in statute of limitations	(82)	(260)	(366)
Balance at end of period	$69,837	$336,727	$507,865
The Company is in various stages of examination in connection with its ongoing tax audits globally, and it is difficult to determine when these examinations will be settled. The Company believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact the Company’s tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company may experience an increase or decrease in its unrecognized tax benefits as a result of additional assessments by various tax authorities, possibly reach resolution of income tax

Airbnb, Inc.
Notes to Consolidated Financial Statements

examinations in one or more jurisdictions, or lapses of the statute of limitations. However, an estimate of the range of the reasonably possible change in the next twelve months cannot be made.
As of December 31, 2019 and 2020, $266.4 million and $184.7 million, respectively, of unrecognized tax benefits represents the amount that would, if recognized, impact the Company’s effective income tax rate.
In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes. The Company’s accrual for interest and penalties was $41.4 million and $52.2 million as of December 31, 2019 and 2020, respectively.
The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment from the IRS which proposes an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.35 billion, subject to penalties and interest. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest, and penalties, if any exceeding the Company’s current reserves, could have a material adverse impact on the Company’s financial position, results of operations, and cash flows. The Company intends to vigorously contest the IRS’s proposed adjustment, including through all administrative and, if necessary, judicial remedies which includes entering into administrative settlement discussions with the IRS Independent Office of Appeals (“IRS Appeals”) in 2021, and if necessary petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
On July 27, 2015, the United States Tax Court (the “Tax Court”) issued an opinion in Altera Corp. v. Commissioner (the “Tax Court Opinion”), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On June 7, 2019, the Ninth Circuit issued an opinion (the “Ninth Circuit Opinion”) that reversed the Tax Court Opinion. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. On November 12, 2019, the Ninth Circuit denied Altera Corp.’s petition for rehearing its case. The Company accordingly recognized tax expense of $26.6 million related to changes in uncertain tax positions during the year ended December 31, 2019. The Company reversed this expense entirely during the year ended December 31, 2020 due to the carryback of its 2020 net operating loss as allowable under the CARES Act.
In addition, in June 2018, the Company reached a preliminary settlement with certain tax authorities with regard to a transfer pricing audit. The Company used the new information obtained in the settlement to remeasure its reserve for unrecognized tax benefits in other jurisdictions relating to similar positions. The net impact to the provision for income taxes in 2018 as a result of the settlement and remeasurement was $34.6 million. There are other ongoing audits in various other jurisdictions that are not material to the Company’s financial statements. The Company’s 2008 to 2019 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and its 2014 to 2019 tax years remain subject to examination in Ireland. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. The 2017 Tax Cuts and Jobs Act (“the Act”) required a one-time transition tax on previously untaxed accumulated and current earnings and profit. Correspondingly, all undistributed earnings were deemed to be taxed in 2017 and distribution of the unremitted earnings will not have any significant U.S. federal and state income tax impact. The Company has not provided for the remaining tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Note 15. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2019	2020
Net loss attributable to Class A and Class B common stockholders	$(16,860)	$(674,339)	$(4,584,716)
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	256,326	260,556	284,363
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.07)	$(2.59)	$(16.12)
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and

Airbnb, Inc.
Notes to Consolidated Financial Statements

dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net loss per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
There were no preferred dividends declared or accumulated for the years ended December 31, 2018, 2019, and 2020. As of December 31, 2018, RSUs to be settled in 54.7 million shares of Class B common stock and warrants to purchase 0.2 million shares of Class B common stock, were outstanding, respectively, and were excluded from the table below because they are subject to performance conditions that were not achieved as of this date. As of December 31, 2019, RSUs to be settled in 70.2 million shares of Class B common stock and 0.6 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2020, RSUs to be settled in 12.0 million shares of Class A common stock and 0.5 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	As of December 31,
	2018	2019	2020
Warrants	150	—	7,935
Escrow shares	—	644	644
Stock options	46,200	46,512	41,421
Restricted stock awards	798	354	212
Restricted stock units	—	5,931	35,738
Employee stock purchase plan	—	—	561
Redeemable convertible preferred stock	240,912	240,911	—
Total	288,060	294,352	86,511
Note 16. Employee Benefit Plan
The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company matched a portion of employee contributions totaling $8.3 million, $20.6 million, and $22.4 million for the years ended December 31, 2018, 2019, and 2020, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
Note 17. Related Party Transactions
An executive officer of the Company served on the board of directors of a payment processing vendor. The Company is party to a merchant agreement with the vendor whereby the Company earns transaction fees and incentives for offering its services to its customers in certain markets and satisfying certain base requirements pursuant to the agreement. The Company applies the transaction fees and incentives received to partially offset the merchant fees charged by the vendor. Net expense with this vendor was $19.5 million, $130.8 million, and $210.9 million for the years ended December 31, 2018, 2019, and 2020, respectively, and was included in cost of revenue in the consolidated statements of operations. As of December 31, 2019 and 2020, amounts due to this vendor were $17.9 million and $8.3 million, respectively.
This individual was an executive officer of the Company until March 1, 2020, at which time this individual ceased being an executive officer and was appointed to the Company’s board of directors.
Note 18. Geographic Information
The following table sets forth the breakdown of revenue by geography, determined based on the location of the host’s listing (in thousands):

	Year Ended December 31,
	2018	2019	2020
United States	$1,190,719	$1,770,550	$1,648,595
International(1)	2,461,266	3,034,689	1,729,604
Total revenue	$3,651,985	$4,805,239	$3,378,199
(1) No individual international country represented 10% or more of the Company’s total revenue for years ended December 31, 2018, 2019, and 2020.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the breakdown of long-lived assets based on geography (in thousands):

	As of December 31,
	2019	2020
United States	$547,288	$535,321
Ireland	86,405	73,884
Other international	53,174	45,057
Total long-lived assets	$686,867	$654,262
Tangible long-lived assets as of December 31, 2019 and 2020 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.
Note 19. Restructuring
During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. For the year ended December 31, 2020, the Company incurred $151.4 million in restructuring charges, of which $103.8 million was related to severance and other employee costs, $35.8 million was related to lease impairments, and $11.8 million was primarily related to contract amendments and terminations. These expenses are included in restructuring charges in the Company’s consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its consolidated balance sheets. While some of these activities are ongoing and are expected to be completed during 2021, the majority of these actions were completed by December 31, 2020. As December 31, 2020, the remaining liability for restructuring-related costs was not material.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Accounts
The tables below detail the activity of the customer receivable reserve, host protection program liabilities, and the valuation allowance on deferred tax assets for the years ended December 31, 2018, 2019, and 2020 (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/ Write-Offs	Balance at End of Period
Customer Receivable Reserve
Year Ended December 31, 2018	$26,681	$49,028	$(49,743)	$25,966
Year Ended December 31, 2019	$25,966	$77,053	$(51,708)	$51,311
Year Ended December 31, 2020	$51,311	$107,685	$(68,449)	$90,547

	Balance at Beginning of Period	Additions for Current Period	Changes in Estimates for Prior Periods	Net Payments	Balance at End of Period
Host Protection Program Liabilities
Year Ended December 31, 2018	$11,585	$66,884	$3,776	$(38,332)	$43,912
Year Ended December 31, 2019	$43,912	$130,559	$(7,140)	$(94,558)	$72,773
Year Ended December 31, 2020	$72,773	$98,735	$(21,484)	$(99,004)	$51,020

	Balance at Beginning of Period	Charged (Credited) to Expenses	Charged to Other Accounts	Balance at End of Period
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2018	$142,614	$47,598	$371	$190,583
Year Ended December 31, 2019	$190,583	$824,628	$8,794	$1,024,005
Year Ended December 31, 2020	$1,024,005	$1,029,064	$—	$2,053,069

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2021 Proxy Statement (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of stockholders.

We have adopted a Code of Ethics that applies to our officers, directors and employees, which is available on our website (investors.airbnb.com) under “Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (investors.airbnb.com) (1) the nature of any amendment to our Code of Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities					X
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.4	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.5	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to Redwood IV Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.5
4.6	Warrant to Purchase Class A Common Stock, dated May 19, 2020, issued to SLP Constellation Aggregator II, L.P.	S-1/A	333-250118	12/01/2020	4.6
4.7	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to TAO Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.7
4.8	Warrant to Purchase Class A Common Stock, dated July 22, 2020, issued to TCS Finance (A), LLC	S-1/A	333-250118	12/01/2020	4.8
4.9	Warrant to Purchase Class A Common Stock, dated July 22, 2020, issued to TCS Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.9
10.1	Lease Agreement, dated June 9, 2017, by and among the Registrant and Big Dog Holdings LLC	S-1	333-250118	11/16/2020	10.1
10.2	First Amendment to Lease Agreement by and among the Registrant and Big Dog Holdings LLC, effective February 7, 2019	S-1	333-250118	11/16/2020	10.2
10.3	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.4	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.5	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.6	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.7	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.8	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.9	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.9
10.10	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.11(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)
10.11(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.12(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.12(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.13#	Hotel Tonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.14(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.14(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.14(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.15#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.16#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.17#	Employment Agreement by and between the Registrant and Joseph Gebbia	S-1	333-250118	11/16/2020	10.17
10.18#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.19#	Employment Agreement by and between the Registrant and Dave Stephenson	S-1	333-250118	11/16/2020	10.19
10.20#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.21#	Employment Agreement by and between the Registrant and Catherine Powell	S-1/A	333-250118	12/01/2020	10.21
10.22#	Severance Agreement and Release of Claims by and between Registrant and Greg Greeley	S-1	333-250118	11/16/2020	10.22
10.23#	Letter Agreement, dated March 25, 2020, by and between the Registrant and Belinda Johnson	S-1	333-250118	11/16/2020	10.23
10.24#	Non-Employee Director Compensation Program	S-1/A	333-250118	12/01/2020	10.24
10.25#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.26	First Lien Credit and Guaranty Agreement, dated April 21, 2020, by and among the Registrant, certain subsidiaries of the Registrant, the Lenders party thereto, and Cortland Capital Market Services LLC	S-1	333-250118	11/16/2020	10.26
10.27	First Amendment to Second Lien Credit and Guaranty Agreement, dated April 17, 2020, by and among the Registrant, certain subsidiaries of the Registrant, the Lenders party thereto, and Top IV Talents, LLC	S-1	333-250118	11/16/2020	10.27
10.28	Stock Transfer Agreement, dated May 21, 2020, by and among the Registrant, SLP Constellation Aggregator II, L.P. and Belinda Johnson	S-1	333-250118	11/16/2020	10.28
10.29	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.30	Credit and Guarantee Agreement, dated November 19, 2020, by and among the Registrant, certain subsidiaries of the registrant, and Morgan Stanley Senior Funding Inc.	S-1/A	333-250118	12/01/2020	10.30
10.31	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

# Indicates management contract or compensatory plan.
* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Airbnb, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: February 26, 2021		Brian Chesky Chief Executive Officer
Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Chesky, David E. Stephenson, and Rich Baer, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Brian Chesky	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Brian Chesky

/s/ David E. Stephenson	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
David E. Stephenson

/s/ David Bernstein	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
David Bernstein

/s/ Joseph Gebbia	Director	February 26, 2021
Joseph Gebbia

/s/ Nathan Blecharczyk	Director	February 26, 2021
Nathan Blecharczyk

/s/ Angela Ahrendts	Director	February 26, 2021
Angela Ahrendts

/s/ Kenneth Chenault	Director	February 26, 2021
Kenneth Chenault

/s/ Belinda Johnson	Director	February 26, 2021
Belinda Johnson

/s/ Jeffrey Jordan	Director	February 26, 2021
Jeffrey Jordan

/s/ Alfred Lin	Director	February 26, 2021
Alfred Lin

/s/ Ann Mather	Director	February 26, 2021
Ann Mather