Form 10-Q
period 2021-03-31
Airbnb, Inc.
filed 2021-05-14
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
______________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, 193,184,557 shares of the registrant's Class A common stock were outstanding, 415,137,999 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

AIRBNB, INC.
Form 10-Q

		Pages
	Special Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2021	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2021	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2021	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
	Signatures	48

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of December 31,	As of March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$5,480,557	$4,482,641
Marketable securities	910,700	2,086,666
Restricted cash	33,846	19,914
Funds receivable and amounts held on behalf of customers	2,181,329	4,014,876
Prepaids and other current assets (including customer receivables of $189,753 and $162,707 and allowance of $90,547 and $66,773, respectively)	309,954	322,544
Total current assets	8,916,386	10,926,641
Property and equipment, net	270,194	210,953
Operating lease right-of-use assets	384,068	301,020
Intangible assets, net	75,886	69,325
Goodwill	655,801	654,017
Other assets, noncurrent	189,164	177,121
Total assets	$10,491,499	$12,339,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,898	$116,688
Operating lease liabilities, current	56,586	54,867
Accrued expenses and other current liabilities	2,414,071	1,440,557
Funds payable and amounts payable to customers	2,181,329	4,014,876
Unearned fees	407,895	946,204
Total current liabilities	5,139,779	6,573,192
Long-term debt, net of current portion	1,815,562	1,979,398
Operating lease liabilities, noncurrent	430,905	422,759
Other liabilities, noncurrent	203,470	204,305
Total liabilities	7,589,716	9,179,654
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2020 and March 31, 2021; 115,500 and 136,114 shares of Class A common stock issued and outstanding as of December 31, 2020 and March 31, 2021, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2020 and March 31, 2021; 483,697 and 471,943 shares of Class B common stock issued and outstanding as of December 31, 2020 and March 31, 2021, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2020 and March 31, 2021, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2020 and March 31, 2021; 26,000 shares of Class H common stock authorized as of December 31, 2020 and March 31, 2021; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2020 and March 31, 2021
	60	61
Additional paid-in capital	8,904,791	10,339,480
Accumulated other comprehensive income (loss)	2,639	(2,200)
Accumulated deficit	(6,005,707)	(7,177,918)
Total stockholders’ equity	2,901,783	3,159,423
Total liabilities and stockholders’ equity	$10,491,499	$12,339,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue	$841,830	$886,936
Costs and expenses:
Cost of revenue	277,772	254,515
Operations and support	221,787	185,436
Product development	258,819	363,061
Sales and marketing	317,179	229,125
General and administrative	91,762	189,762
Restructuring charges	—	111,982
Total costs and expenses	1,167,319	1,333,881
Loss from operations	(325,489)	(446,945)
Interest income	13,649	3,052
Interest expense	1,510	(421,911)
Other income (expense), net	(46,760)	(300,098)
Loss before income taxes	(357,090)	(1,165,902)
Provision for (benefit from) income taxes	(16,485)	6,309
Net loss	$(340,605)	$(1,172,211)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.30)	$(1.95)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	262,509	600,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Net loss	$(340,605)	$(1,172,211)
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(1,392)	(956)
Foreign currency translation adjustments	(9,600)	(3,883)
Other comprehensive loss	(10,992)	(4,839)
Comprehensive loss	$(351,597)	$(1,177,050)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	239,624	$3,231,502	263,814	$26	$617,690	$(4,410)	$(1,420,991)	$(807,685)
Net loss	—	—	—	—	—	—	(340,605)	(340,605)
Foreign currency translation adjustments	—	—	—	—	—	(9,600)	—	(9,600)
Net unrealized loss on marketable securities	—	—	—	—	—	(1,392)	—	(1,392)
Exercise of common stock options	—	—	68	—	241	—	—	241
Exercise of common stock warrants	—	—	238	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	1	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	41,626	—	—	41,626
Balances as of March 31, 2020	239,624	$3,231,502	264,121	$26	$659,541	$(15,402)	$(1,761,596)	$(1,117,431)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	—	—	(1,172,211)	(1,172,211)
Foreign currency translation adjustments	—	—	—	—	—	(3,883)	—	(3,883)
Net unrealized loss on marketable securities	—	—	—	—	—	(956)	—	(956)
Exercise of common stock options	—	—	5,289	1	47,792	—	—	47,793
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	3,571	—	(15,054)	—	—	(15,054)
Reclassification of derivative warrant liability to equity	—	—	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	—	—	(100,200)	—	—	(100,200)
Stock-based compensation	—	—	—	—	224,983	—	—	224,983
Balances as of March 31, 2021	—	$—	608,057	$61	$10,339,480	$(2,200)	$(7,177,918)	$3,159,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities:
Net loss	$(340,605)	$(1,172,211)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	33,872	38,252
Bad debt expense	27,128	7,305
Stock-based compensation expense	41,626	229,474
Impairment of investments	45,636	—
(Gain) loss on investments, net	31,601	(12,171)
Change in fair value of warrant liability	—	291,987
Amortization of debt discount and debt issuance costs	—	5,405
Noncash interest (income) expense, net	(3,949)	1,716
Foreign exchange gain	(38,228)	(9,151)
Impairment of long-lived assets	—	112,545
Loss from extinguishment of debt	—	377,248
Other, net	(9,463)	6,978
Changes in operating assets and liabilities:
Prepaids and other assets	(136,952)	672
Operating lease right-of-use assets	5,355	7,462
Accounts payable	20,510	37,326
Accrued expenses and other liabilities	(225,617)	39,849
Operating lease liabilities	(3,800)	(6,650)
Unearned fees	(16,944)	538,332
Net cash provided by (used in) operating activities	(569,830)	494,368
Cash flows from investing activities:
Purchases of property and equipment	(15,667)	(7,706)
Purchases of marketable securities	(277,324)	(1,581,425)
Sales of marketable securities	69,295	248,185
Maturities of marketable securities	225,455	168,660
Other investing activities, net	500	—
Net cash provided by (used in) investing activities	2,259	(1,172,286)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	$—	$(15,054)
Principal repayment of long-term debt	—	(1,995,000)
Prepayment penalty on long-term debt	—	(212,883)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,979,166
Purchases of capped calls related to convertible senior notes	—	(100,200)
Proceeds from exercise of stock options	241	47,793
Change in funds payable and amounts payable to customers	(339,427)	1,863,712
Other financing activities, net	(16)	—
Net cash provided by (used in) financing activities	(339,202)	1,567,534
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(97,117)	(72,287)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,003,890)	817,329
Cash, cash equivalents, and restricted cash, beginning of period	5,143,443	7,668,252
Cash, cash equivalents, and restricted cash, end of period	$4,139,553	$8,485,581
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,921	$6,307
Cash paid for interest	$2,268	$42,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Initial Public Offering

On December 14, 2020, the Company completed its initial public offering (“IPO”), in which the Company sold 50.0 million shares of Class A common stock at a price to the public of $68.00 per share. On the same day, the Company sold an additional 5.0 million shares of Class A common stock at a price to the public of $68.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $3.7 billion after deducting underwriting discounts and commissions of $79.3 million and offering expenses of $9.8 million.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities.
The Company first saw the impact of COVID-19 in the first quarter of 2020. Since then, the Company has experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations. The extent and duration of the adverse impact of COVID-19 on the Company over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on the Company’s business.
As a result, the Company took a number of actions in 2020 in response to the significant decrease in bookings and the adverse impacts on its revenue, operating results, and financial condition as described in Note 6, Debt, Note 8, Commitments and Contingencies, and Note 13, Restructuring.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.
The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2020 and March 31, 2021, the Company’s consolidated VIEs were not material to the consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of acquired goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents are held in checking and interest-bearing accounts and consist of cash and highly-liquid securities with an original maturity of 90 days or less. The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in thousands):

	As of
	December 31, 2020	March 31, 2021
Cash and cash equivalents	$5,480,557	$4,482,641
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	2,153,849	3,983,026
Restricted cash	33,846	19,914
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$7,668,252	$8,485,581
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
The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the host, less the fees due from the host to the Company. The Company’s ToS stipulates that a host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2020 and March 31, 2021. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances under ASC 606-10-50-8 because they are subject to refund in the event of a cancellation.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2020 and March 31, 2021, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2020 and March 31, 2021.

The Company evaluates whether the cumulative amount of payments made to customers that are not in exchange for a distinct good or service received from customers exceeds the cumulative revenue earned since inception of the customer relationships. Any cumulative payments in excess of cumulative revenue are presented within operations and support or sales and marketing on the condensed consolidated statements of operations based on the nature of the payments made to customers.

For the three months ended March 31, 2020 and 2021, payments made to customers resulted in: reductions to revenue of $173.1 million and $25.9 million, respectively; charges to operations and support of $29.6 million and $14.8 million, respectively; and, charges to sales and marketing expense of $28.1 million and $9.8 million, respectively.
Recently Adopted Accounting Standards
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public companies, the guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplify the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard on January 1, 2021 and applied this guidance to its convertible senior notes issued in March 2021. Refer to Note 6, Debt, for additional information.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. For public companies, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Early adoption is not permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Note 3. Investments
Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	As of December 31, 2020				Classification as of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$421,272	$—	$—	$421,272	$278,281	$142,991	$—	$—
Government bonds(1)	1,924,988	65	(1)	1,925,052	1,392,966	65,867	—	466,219
Commercial paper	1,021,150	—	—	1,021,150	779,527	241,623	—	—
Corporate debt securities	508,901	1,475	(1,635)	508,741	229,633	267,618	11,490	—
Mortgage-backed and asset-backed securities	36,553	913	(113)	37,353	—	37,353	—	—
Total	$3,912,864	$2,453	$(1,749)	$3,913,568	$2,680,407	$755,452	$11,490	$466,219
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

	As of March 31, 2021				Classification as of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$279,995	$—	$—	$279,995	$18,267	$261,728	$—	$—
Government bonds(1)	1,260,448	70	—	1,260,518	80,002	714,226	—	466,290
Commercial paper	1,087,814	—	—	1,087,814	429,228	658,586	—	—
Corporate debt securities	557,468	1,150	(1,690)	556,928	128,657	416,794	11,477	—
Mortgage-backed and asset-backed securities	35,106	527	(301)	35,332	—	35,332	—	—
Total	$3,220,831	$1,747	$(1,991)	$3,220,587	$656,154	$2,086,666	$11,477	$466,290
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers
As of March 31, 2021, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.
Before reclassifications of gains and losses from accumulated other comprehensive income (loss) on the condensed consolidated balance sheets to other income (expense), net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three months ended March 31, 2020 and 2021, were not material. Realized gains and losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net were not material for the three months ended March 31, 2020 and 2021.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Debt securities in an unrealized loss position had an estimated fair value of $229.7 million and $1.7 million unrealized losses as of December 31, 2020, and an estimated fair value of $346.1 million and $2.0 million unrealized losses as of March 31, 2021. An immaterial amount of securities were in a continuous unrealized loss position for more than twelve months as of both December 31, 2020 and March 31, 2021.
The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	As of December 31, 2020		As of March 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,805,934	$3,806,059	$3,154,422	$3,155,069
Due in one year to five years	98,828	99,255	53,248	52,519
Due within five to ten years	5,254	5,436	9,686	9,546
Due beyond ten years	2,848	2,818	3,475	3,453
Total	$3,912,864	$3,913,568	$3,220,831	$3,220,587
Equity Investments

Equity Investments with Readily Determinable Fair Values

As of December 31, 2020 and March 31, 2021, the Company had equity investments with readily determinable fair value totaling $155.2 million and zero, respectively, which consisted of mutual funds measured at fair value and classified within marketable securities on the condensed consolidated balance sheet.
Gains and Losses on Equity Investments
Net unrealized gains (losses) on marketable equity investments totaled $(28.8) million and $11.8 million for the three months ended March 31, 2020 and 2021, respectively. Net realized gains (losses) on marketable equity investments totaled zero and $(14.3) million for the three months ended March 31, 2020 and 2021, respectively. The realized and unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $78.1 million as of both December 31, 2020 and March 31, 2021, and are classified within other assets on the condensed consolidated balance sheets. These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.
The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Three Months Ended March 31,
	2020	2021
Carrying value, beginning of period	$131,210	$78,074
Additions	—	—
Sales	—	—
Downward adjustments for observable price changes and impairments	(45,636)	—
Upward adjustments for observable price changes	—	—
Carrying value, end of period	$85,574	$78,074
As of December 31, 2020 and March 31, 2021, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity securities without readily determinable fair value during the three months ended March 31, 2020 and 2021. The Company recorded impairment charges of $45.6 million for the three months ended March 31, 2020, and the Company did not record any impairment charges during the three months ended March 31, 2021. The cumulative impairment charges as of March 31, 2021 were $53.1 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Fair Value Measurements and Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$22,676	$—	$—	$22,676
Certificates of deposit	278,281	—	—	278,281
U.S. government debt securities	—	1,392,966	—	1,392,966
Commercial paper	—	779,527	—	779,527
Corporate debt securities	—	229,633	—	229,633
	300,957	2,402,126	—	2,703,083
Marketable securities:
Certificates of deposit	142,991	—	—	142,991
U.S. government and government agency debt securities	—	65,867	—	65,867
Commercial paper	—	241,623	—	241,623
Corporate debt securities	—	267,618	—	267,618
Mortgage-backed and asset-backed securities	—	37,353	—	37,353
Mutual funds	—	155,248	—	155,248
	142,991	767,709	—	910,700
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,219	—	466,219
Prepaids and other current assets:
Foreign exchange derivative assets	—	12,478	—	12,478
Other assets, noncurrent:
Corporate debt securities	—	—	11,490	11,490
Total assets at fair value	$443,948	$3,648,532	$11,490	$4,103,970
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$32,250	$—	$32,250
Derivative warrant liability (Note 6)	—	—	985,181	985,181
Total liabilities at fair value	$—	$32,250	$985,181	$1,017,431

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$340,919	$—	$—	$340,919
Certificates of deposit	18,267	—	—	18,267
U.S. government debt securities	—	429,228	—	429,228
Commercial paper	—	128,657	—	128,657
Corporate debt securities	—	80,002	—	80,002
	359,186	637,887	—	997,073
Marketable securities:
Certificates of deposit	261,728	—	—	261,728
U.S. government and government agency debt securities	—	714,226	—	714,226
Commercial paper	—	658,586	—	658,586
Corporate debt securities	—	416,794	—	416,794
Mortgage-backed and asset-backed securities	—	35,332	—	35,332
	261,728	1,824,938	—	2,086,666
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,290	—	466,290
Prepaids and other current assets:
Foreign exchange derivative assets	—	25,340	—	25,340
Other assets, noncurrent:
Corporate debt securities	—	—	11,477	11,477
Total assets at fair value	$620,914	$2,954,455	$11,477	$3,586,846
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$5,257	$—	$5,257
Total liabilities at fair value	$—	$5,257	$—	$5,257

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31, 2020		March 31, 2021
	Derivative Warrant Liability	Other Assets, Noncurrent	Derivative Warrant Liability	Other Assets, Noncurrent
Balance, beginning of period	$—	$13,029	$985,181	$11,490
Additions	116,641	—	—	—
Settlements	—	—	—	—
Reclassifications to equity	—	—	(1,277,168)	—
Total realized and unrealized gains (losses):
Included in earnings	868,540	—	291,987	—
Included in other comprehensive loss	—	(1,539)	—	(13)
Balance, end of period	$985,181	$11,490	$—	$11,477
Changes in unrealized gains or losses included in earnings related to investments held at the reporting date	$—	$—	$—	$—
Changes in unrealized gains or losses included in other comprehensive income related to investments held at the reporting date	$—	$(1,539)	$—	$(13)
There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2021.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other expense through March 30, 2021, the modification date. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 6, Debt, for additional information.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents additional information about valuation techniques and inputs used for investments that are measured at fair value and categorized within Level 3 as of December 31, 2020 (fair value amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Inputs Value
Liability
Derivative warrant liability	$985,181	Black-Scholes option pricing model	Stock volatility	44.4%
			Risk-free rate	0.9%
			Expected term	9.3 years
Derivatives Not Designated as Hedging Instruments
As of December 31, 2020, the fair value of foreign exchange derivative assets and liabilities totaled $12.5 million and $32.3 million, respectively, with the aggregate notional amount totaling $1.4 billion. As of March 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.3 million and $5.3 million, respectively, with the aggregate notional amount totaling $1.3 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The Company recorded total net realized losses of $7.8 million and $15.4 million for the three months ended March 31, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities. The Company recorded total net unrealized gains of $10.2 million and $39.9 million for the three months ended March 31, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities. The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.
The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2020, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $11.4 million, resulting in net derivative assets of $1.1 million and net derivative liabilities of $20.9 million. As of March 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $5.3 million, resulting in net derivative assets of $20.0 million.
Note 5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2020	March 31, 2021
Indirect tax reserves	$188,309	$184,101
Indirect taxes payable	153,255	326,995
Travel credit liability	209,739	160,871
Compensation and related benefits	380,164	302,369
Derivative warrant liability (Note 6)	985,181	—
Foreign exchange derivative liabilities	32,250	5,257
Current portion of long-term debt and accrued interest expense	26,755	—
Contingent consideration liability	23,096	31,085
Sales and marketing	25,437	23,493
Income and other tax liabilities	12,002	8,577
Other	377,883	397,809
Total accrued expenses and other current liabilities	$2,414,071	$1,440,557

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Debt
The following table summarizes the Company’s outstanding debt (in thousands):

	As of December 31, 2020	Effective Interest Rate	As of March 31, 2021	Effective Interest Rate
Convertible senior notes	$—	—	$2,000,000	0.2%
First lien loan due April 2025	995,000	9.5%	—	—
Second lien loan due July 2025	1,000,000	15.1%	—	—
Total debt	1,995,000		2,000,000
Less: Unamortized debt discount and debt issuance costs	(169,438)		(20,602)
Less: Current portion of long-term debt	(10,000)		—
Total long-term debt, net of current portion	$1,815,562		$1,979,398
Convertible Senior Notes

On March 8, 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The 2026 Notes are senior unsecured obligations of the Company and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The proceeds, net of debt issuance costs, were $1,979.0 million.

The initial conversion rate for the 2026 Notes is 3.4645 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $288.64 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.

The 2026 Notes will be convertible at the option of the holders before December 15, 2025 only upon the occurrence of certain events, and from and after December 15, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding March 15, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at our election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.

Debt issuance costs related to the 2026 Notes totaled $20.8 million and was comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term.

As of March 31, 2021, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of March 31, 2021, the total estimated fair value of the 2026 Notes was $2.1 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.
Capped Calls

On March 3, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of $100.2 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price of the 2026 Notes. The cap price of the Capped Calls will initially be $360.80 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

Term Loans

In April 2020, the Company entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in net proceeds of $961.4 million, net of debt discount and debt issuance costs of $38.6 million. The loan was due and payable in April 2025 and could be repaid in whole or in part at the Company’s option, subject to applicable prepayment premiums and make-whole premiums. Beginning in September 2020, the Company was required to repay the First

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Lien Loan in quarterly installments equal to 0.25% of the $1.0 billion aggregate principal amount of the First Lien Loan, with the remaining principal amount payable on the maturity date.
Also in April 2020, the Company entered into a $1.0 billion Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement,” and the loans thereunder, the “Second Lien Loan”), resulting in net proceeds of $967.5 million, net of debt discount and debt issuance costs of $32.5 million. The loan was due and payable in July 2025 and could be repaid in whole or in part, subject to applicable prepayment premiums, make-whole premiums, and the priority of lenders under the First Lien Credit Agreement over any proceeds the Company receives from the sale of collateral.
The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. No interest expense relating to the contractual interest and amortization of the debt discount and debt issuance costs was recorded for the three months ended March 31, 2020 for the First Lien and Second Lien Loans.
As of December 31, 2020, the estimated fair value of the First Lien Loan and Second Lien Loan were $1.1 billion and $1.2 billion, respectively, and were determined based on quoted prices in markets that are not active, or Level 2 inputs.

In March 2021, the Company repaid the principal amount outstanding of $1,995.0 million under the First Lien and Second Lien loans, which resulted in a loss of extinguishment of debt of $377.2 million, including early redemption premiums of $212.9 million and a write-off of $164.3 million of unamortized debt discount and debt issuance costs. The loss on extinguishment of debt was included in interest expense in the condensed consolidated statements of operations. Additionally, the Company incurred third-party costs, principally legal and administrative fees, of $0.1 million relating to the extinguishment of the loans.
The First Lien Loan and the Second Lien Loan were unconditionally guaranteed by certain of the Company’s domestic subsidiaries and were both secured by substantially all the assets of the Company and of these subsidiary guarantors.
In connection with the Second Lien Loan, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be paid in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $116.6 million and was recorded as a liability in accrued expenses and other current liabilities on the condensed consolidated balance sheet with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability was remeasured to fair value at each reporting date as long as the warrants remained outstanding and unexercised with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million. The Company amended the anti-dilution feature in the warrant agreements on March 30, 2021, which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other expense during the quarter. The liability balance of $1.3 billion was then reclassified to equity as the amended warrants met the requirements for equity classification.
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
On April 17, 2020, the Company terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020 and March 31, 2021, letters of credit formerly under the 2016 Credit Facility totaled $32.9 million and $19.3 million, respectively, and were secured by cash collateral of $33.8 million and $19.9 million, respectively, which was recorded as restricted cash on the condensed consolidated balance sheet.
2020 Credit Facility
On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for an initial borrowing commitment by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2021. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and March 31, 2021 and outstanding letters of credit totaled $21.4 million and $18.4 million as of December 31, 2020 and March 31, 2021, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7. Stockholders’ Equity (Deficit)
Stock Option and Restricted Stock Unit Activity
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended March 31,
	2020	2021
Expected dividend yield	—	—
Volatility	39.1% - 42.6%	44.9%
Expected term (years)	5.1 - 8.0	8.0
Risk-free interest rate	0.7% - 1.5%	1.5%

A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2020	86,420	41,421	$12.48	47,754	$40.01
Granted	(7,005)	680	194.39	6,325	188.79
Shares withheld for taxes	76	—	—	—	—
Exercised/Vested	—	(5,289)	9.04	(3,647)	48.85
Canceled	1,087	(94)	50.32	(992)	53.90
Balances as of March 31, 2021	80,578	36,718	16.25	49,440	58.11

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2021	36,718	16.25	3.91	6,331,030
Options exercisable as of March 31, 2021	31,916	9.23	3.11	5,703,179
As of March 31, 2021, there was $90.0 million of total unrecognized compensation cost related to stock option awards. The unrecognized cost as of March 31, 2021 is expected to be recognized over a weighted-average period of 3.49 years.

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

The following table summarizes the activity related to the Company’s restricted common stock (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock as of December 31, 2020	718	$62.32
Issued	—	—
Vested	(21)	62.14
Unvested restricted common stock as of March 31, 2021	697	62.33

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock-Based Compensation

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2020	2021
Operations and support	$949	$11,412
Product development	22,436	143,715
Sales and marketing	6,048	25,901
General and administrative	12,193	48,457
Restructuring charges	—	(11)
Stock-based compensation expense	$41,626	$229,474
Prior to December 9, 2020, no stock-based compensation expense had been recognized for certain awards with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Company's IPO, the liquidity-event performance-based condition was met and $2.8 billion of stock-based compensation expense was recognized related to these awards.

2020 Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. For the three months ended March 31, 2021, the Company recorded stock-based compensation expense related to the ESPP of $32.3 million.
Note 8. Commitments and Contingencies
Commitments
The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2021, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Extenuating Circumstances Policy
In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250.0 million for hosts. The reservations eligible for this $250.0 million host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded $106.5 million and $0.2 million of payments, primarily for hosts, in its condensed consolidated statement of operations for the three months ended March 31, 2020 and 2021, respectively.
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
As of December 31, 2020 and March 31, 2021, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $84.0 million and $221.9 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2020 and March 31, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $52.9 million and $53.7 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Company is currently involved in lawsuits brought by certain states and localities involving the payment of Lodging Taxes. These jurisdictions are asserting that the Company is liable or jointly liable with hosts to collect and remit Lodging Taxes. These lawsuits are in various stages and the Company continues to vigorously defend these claims. The Company believes that the statutes at issue impose a Lodging Tax obligation on the person exercising the taxable privilege of providing accommodations, or the Company’s hosts. In March 2020, a fourth District Court of Appeal affirmed that the Company is not a dealer under the Florida and County Tourist Development Tax Law, and therefore not liable for collecting Lodging Taxes. Accordingly, the Company concluded in the first quarter of 2020 that the liabilities accrued in all Florida counties were no longer probable and reduced its reserves for Lodging Taxes by $87.0 million, including interest. A motion was filed with the Florida Supreme Court in July 2020, and was subsequently denied in October 2020. The ultimate resolution of all remaining unresolved lawsuits cannot be determined at this time.
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

As of December 31, 2020 and March 31, 2021, the Company accrued a total of $134.4 million and $129.5 million of estimated tax liabilities, including interest, related to hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and value added taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $40.0 million to $50.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2020 and March 31, 2021, the Company accrued a total of $65.9 million and $52.1 million of estimated tax liabilities related to certain employee benefits and related employment taxes, respectively. Refer to Note 9, Income Taxes, for further discussion on other tax matters.
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
The Company has been and is currently party or subject to various other government inquiries, investigations and proceedings related to legal and regulatory requirements. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) continues to review the Company’s compliance with U.S. economic and trade sanctions regulations in connection with the Company’s voluntary self disclosure regarding Cuba. In many cases, these inquiries, investigations and proceedings can be complex, time consuming, costly to

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

investigate, and can require significant company and management attention. For certain matters, the Company has investigated and is implementing recommended changes to its managerial, operational and compliance practices. The Company is unable to predict the outcomes and implications on the Company’s business, industry practices or online commerce more generally. Furthermore, the outcome of these proceedings could materially adversely affect the Company’s business, results of operations, and financial condition, including possible fines and penalties and requiring changes to operational activities and procedures.
Intellectual Property
The Company has been and is currently subject to claims relating to intellectual property, including alleged patent infringement. Adverse results in such lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices or require development of non-infringing products or technologies, which could result in a loss of revenue or otherwise harm its business. To date, the Company has not incurred any material costs as a result of such cases and has not recorded any material liabilities in its condensed consolidated financial statements related to such matters.
Litigation and Other Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights.
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
The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s condensed consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.
Indemnifications
The Company has entered into indemnification agreements with certain of its officers and directors. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors and officers. No demands have been made upon the Company to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that the Company is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.
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
Note 9. Income Taxes
The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including accurately predicting the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, audit-related developments, and changes in statutes, regulations, case law, and administrative actions.

The Company recorded an income tax benefit of $16.5 million and an income tax expense of $6.3 million for the three months ended March 31, 2020 and 2021, respectively. The income tax benefit for the three months ended March 31, 2020 was primarily driven by the carryback of the Company’s 2020 U.S. net operating loss allowable under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The income tax expense for the three months ended March 31, 2021 was primarily driven by current tax on foreign earnings.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2021
Net loss attributable to Class A and Class B common stockholders	$(340,605)	$(1,172,211)
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	262,509	600,960
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.30)	$(1.95)
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net loss per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
There were no preferred dividends declared or accumulated for the three months ended March 31, 2020 and 2021. As of March 31, 2020, RSUs to be settled in 43.2 million shares of Class A common stock and 0.3 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of March 31, 2021, RSUs to be settled in 12.0 million shares of Class A common stock and 0.5 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. The 2026 Notes were issued in March 2021, which is deemed to be anti-dilutive under the if-converted method. Refer to Note 6, Debt, for further information on the 2026 Notes.
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	As of
	March 31, 2020	March 31, 2021
2026 Notes	—	11,086
Warrants	—	7,935
Escrow shares	643	431
Stock options	46,699	36,718
Restricted stock awards	346	192
Restricted stock units	7,440	49,440
Employee stock purchase plan	—	559
Redeemable convertible preferred stock	240,911	—
Total	296,039	106,361
Note 11. Related Party Transactions
An executive officer of the Company served on the board of directors of a payment processing vendor. The Company is party to a merchant agreement with the vendor whereby the Company earns transaction fees and incentives for offering its services to its customers in certain markets and satisfying certain base requirements pursuant to the agreement. The Company applies the transaction fees and incentives received to partially offset the merchant fees charged by the vendor. Net expense with this vendor was $52.0 million for the three months ended March 31, 2020 and was included in cost of revenue in the condensed consolidated statements of operations. As of December 31, 2020, amounts due to this vendor were not material.
This individual was an executive officer of the Company until March 1, 2020, at which time this individual ceased being an executive officer and was appointed to the Company’s board of directors.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 12. Geographic Information
The following table sets forth the breakdown of revenue by geography, determined based on the location of the host’s listing (in thousands):

	Three Months Ended March 31,
	2020	2021
United States	$370,681	$510,786
International(1)	471,149	376,150
Total revenue	$841,830	$886,936
(1) No individual international country represented 10% or more of the Company’s total revenue for three months ended March 31, 2020 and 2021.
Note 13. Restructuring
During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The cumulative restructuring charges as of March 31, 2021 was $263.3 million, for which the majority of these restructuring actions were completed in 2020. As of March 31, 2021, the remaining liability for restructuring costs was not material. For the three months ended March 31, 2021, the Company incurred $112.0 million in restructuring charges, which includes $75.3 million related to impairments of operating lease ROU assets and $37.2 million related to impairments of leasehold improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2020 Annual Report and this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2020 refer to the year ended December 31, 2020, references to 2019 refer to the year ended December 31, 2019, and references to 2018 refer to the year ended December 31, 2018.
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
Impact of COVID-19 on our Business

For almost a year, many travelers have avoided traveling long distance because of COVID-19 concerns, quarantines, and travel restrictions.
During the first quarter of 2021, we continued to face lower demand for long distance travel and overall depressed Nights and Experiences Booked compared to 2019. While the outlook for the entire year is unclear, we are seeing signs of travel recovery as the rate of vaccinations increases and quarantine requirements and travel restrictions are lifted. For example, during the first quarter of 2021, we saw an increase in Nights and Experiences Booked compared to the same prior year period. According to a survey conducted by us earlier this year, more than half of the people surveyed said they either already booked travel, are currently planning to travel, or expect to travel in 2021. We are preparing for when travel rebounds as there will be a collective desire for two things: travel and human connection.

Prior to the outbreak, we had seen strong year-over-year growth in Nights and Experiences Booked during the first three weeks of 2020. However, by the end of March 2020, COVID-19 had spread across the world and been declared a global pandemic. In order to protect our business from these near-term market disruptions and the prospect of a prolonged business impact, we raised $2.0 billion in the form of term loans in April 2020 and took action to dramatically reduce our operating expenses, which included suspending substantially all discretionary marketing program spend, reducing full-time employee headcount by approximately 25%, and suspending all facilities build-outs and significantly reducing capital expenditures. These incremental funds and our rapid management of expenses, in addition to our existing cash position, helped us to prudently manage our business through the effects of the COVID-19 pandemic during 2020.

While COVID-19 still plagues the world, for the three months ended March 31, 2021, GBV and revenue were $10.3 billion and $886.9 million, respectively, which were both higher compared to the same prior year period. These improvements were driven by fewer cancellations and stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes. Buoyed by the increased confidence in travel and overall market in the first few months of 2021 compared to the same prior year period when the global pandemic was announced, we were able to issue $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 in March 2021. In connection with the pricing of the notes, we also entered into privately negotiated capped call transactions. The net proceeds from issuance of the notes, together with existing cash, were used to repay the remaining principal amount outstanding under the term loans entered into in April 2020.

We believe that the recovery in GBV that we experienced in the first quarter of 2021 was attributable to the renewed ability and willingness for guests to travel, fewer cancellations, the resilience of our hosts, and relative strength of our business model. While we witnessed the way people travel change as a result of COVID-19, the adaptability of our business suggests that we are well-positioned to serve this dynamic market as it continues to evolve and recover.

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

In the first quarter of 2021, we had 64.4 million Nights and Experiences Booked, a 13% increase from 57.1 million Nights and Experiences Booked in the same prior year period. Nights and Experiences Booked grows as we attract new hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior levels primarily as a result of continued increase in domestic travel on our platform. This improvement was largely driven by stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

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

Growth in GBV reflects our ability to attract and retain hosts and guests and reflects growth in Nights and Experiences Booked. In the first quarter of 2021, our GBV was $10.3 billion, a 52% increase from $6.8 billion in the same prior year period. The increase in our GBV was primarily due to continued increase in domestic travel on our platform. Similar to Nights and Experiences Booked, this improvement was largely driven by stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes. On a constant currency basis, the increase in GBV was 48%.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net loss	$(340,605)	$(1,172,211)
Adjusted EBITDA	$(334,271)	$(58,638)

Net cash provided by (used in) operating activities	$(569,830)	$494,368
Free Cash Flow	$(585,497)	$486,662
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

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Adjusted EBITDA also excludes certain items related to transactional tax matters, for which management believes it is probable that we may be held jointly liable with hosts in certain jurisdictions, and we urge investors to review the detailed disclosure regarding these matters included in the subsection titled “—Critical Accounting Policies and Estimates—Lodging Tax Obligations,” as well as the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•Adjusted EBITDA does not reflect interest income (expense) and other income (expense), net, which include loss on extinguishment of debt and unrealized and realized gains and losses on foreign currency exchange, investments, and financial instruments, including the warrants issued in connection with a term loan agreement entered into in April 2020. We amended the anti-dilution feature in the warrant agreements in March 2021. The balance of the warrants of $1.3 billion was reclassified from liability to equity as the amended warrants met the requirements for equity classification and are no longer remeasured at each reporting period;
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
•Adjusted EBITDA excludes acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements. The contingent consideration, which was in the form of equity, was valued as of the acquisition date and is marked-to-market at each reporting period based on factors including our stock price. The changes in fair value of contingent consideration were insignificant prior to the fourth quarter of 2020;
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

For the three months ended March 31, 2021, Adjusted EBITDA was $(58.6) million compared to Adjusted EBITDA for the three months ended March 31, 2020 of $(334.3) million. This favorable change was due to several factors including higher average daily rates (“ADRs”). Supporting our ADRs were a continuation of trends that we saw in 2020, such as the strength of bookings in North America, where ADRs tend to be higher than other parts of the world. This was also supported by more guests booking entire homes, relative to private or shared rooms, as well as booking in non-urban and low-density urban areas, where ADRs tend to be higher. In addition, during the three months ended March 31, 2021, there were fewer cancellations and a decrease in amounts paid to customers compared to the same prior year period. In the first quarter of 2020, due to the global pandemic, we had elevated cancellations and we applied our extenuating circumstances policy to cancellations resulting from COVID-19, which resulted in a significant reduction to revenue in March 2020. Lastly, during the three months ended March 31, 2021, we reduced overall fixed and variable costs, particularly our performance marketing expense as compared to the same prior year period.
Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2020	2021
	(in thousands, except percentages)
Revenue	$841,830	$886,936

Net loss	$(340,605)	$(1,172,211)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(16,485)	6,309
Other (income) expense, net	46,760	300,098
Interest expense	(1,510)	421,911
Interest income	(13,649)	(3,052)
Depreciation and amortization	33,872	38,252
Stock-based compensation expense(1)	41,626	229,485
Acquisition-related impacts	—	7,989
Net changes in lodging tax reserves	(84,280)	599
Restructuring charges	—	111,982
Adjusted EBITDA	$(334,271)	$(58,638)
Adjusted EBITDA as a percentage of Revenue	(40)%	(7)%
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

For the three months ended March 31, 2021, Free Cash Flow was $486.7 million, representing 55% of revenue, compared to $(585.5) million for the three months ended March 31, 2020. Free Cash Flow increased for the three months ended March 31, 2021 primarily due to the increase in Nights and Experiences Booked and GBV supported by people yearning to travel and the rollout of vaccines, combined with higher revenue and cost reductions.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by (used in) operating activities:

	Three Months Ended March 31,
	2020	2021
	(in thousands, except percentages)
Revenue	$841,830	$886,936

Net cash provided by (used in) operating activities	$(569,830)	$494,368
Purchases of property and equipment	(15,667)	(7,706)
Free Cash Flow	$(585,497)	$486,662
Free Cash Flow as a percentage of Revenue	(70)%	55%
Other cash flow components:
Net cash provided by (used in) investing activities	$2,259	$(1,172,286)
Net cash provided by (used in) financing activities	$(339,202)	$1,567,534

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

We have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally, we have seen the time between when guests make their bookings on our platform and when they expect to complete their stays increase and return to pre-COVID levels. Typically, booking lead times sequentially lengthen from the fourth quarter to the first quarter when guests start to book travel for later in the year. Even taking normal seasonal patterns into consideration, we have seen lead times lengthen during the first quarter of 2021. In March 2021, lead times were almost on par with those of the same period in 2019.

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
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. Revenue is net of incentives and refunds provided to customers totaling $173.1 million and $25.9 million for the three months ended March 31, 2020 and 2021, respectively, representing 21% and 3% of revenue, respectively. The elevated level of incentives and refunds provided to customers during the three months ended March 31, 2020 was related to payments made to support hosts impacted by increased guest cancellations and COVID-19 related guest cancellation coupons.
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
Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to hosts and guests; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our host protection programs; and allocated costs for facilities and information technology. We expect that operations and support expense will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. We also expect operations and support expense as a percentage of revenue in the first half of 2021 will be higher than that of the second half, as we continue to invest in trust and safety programs and scale our frontline community support staff in preparation for the travel rebound. We are also investing in the near-term in initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support expense as a percentage of revenue over the longer term. We incurred additional operations and support expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.

Product Development
Product development expense primarily consists of personnel-related expenses and third-party service provider fees incurred in connection with the development of our platform, and allocated costs for facilities and information technology. We expect that our product development expense will increase on an absolute dollar basis and will vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in product development activities relating to ongoing improvements to and maintenance of our technology platform and other programs, including the hiring of personnel to support these efforts. We incurred additional product development expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.
Sales and Marketing
Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future, and over the long term, we expect it will decline as a percentage of revenue relative to 2019. We expect that sales and marketing expense as a percentage of revenue in the first half of 2021 will be higher than that of the second half. This is partially due to the marketing campaign that we began running in February 2021 in advance of the summer travel season. We incurred additional sales and marketing expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.
General and Administrative
General and administrative expense primarily consists of personnel-related expenses for management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expense also includes certain professional services fees, general corporate and director and officer insurance, allocated costs for facilities and information technology, indirect taxes, including lodging tax reserves for which we may be held jointly liable with hosts for collecting and remitting such taxes, and bad debt expense. We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Listing Rules of Nasdaq, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative expense will vary from period to period as a percentage of revenue for the foreseeable future. We incurred additional general and administrative expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.
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

Interest Expense
Interest expense consists primarily of interest associated with various indirect tax reserves, amortization of debt issuance costs associated with our $1.0 billion five-year unsecured revolving Credit and Guarantee Agreement (the “2016 Credit Facility”), interest expense and amortization of debt issuance costs associated with our term loan agreements entered into in April 2020, and the loss on extinguishment of debt related to the repayment of the first and second lien loans in March 2021.
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

We have a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards, tax credits, and intangible assets. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.

In the event that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2021. Based on the analysis, we do not anticipate a permanent limitation on the existing tax attributes under Section 382, although subsequent changes in our ownership structure may create such a limitation.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Revenue	$841,830	$886,936
Costs and expenses:
Cost of revenue	277,772	254,515
Operations and support(1)	221,787	185,436
Product development(1)	258,819	363,061
Sales and marketing(1)	317,179	229,125
General and administrative(1)	91,762	189,762
Restructuring charges(1)	—	111,982
Total costs and expenses	1,167,319	1,333,881
Loss from operations	(325,489)	(446,945)
Interest income	13,649	3,052
Interest expense	1,510	(421,911)
Other income (expense), net	(46,760)	(300,098)
Loss before income taxes	(357,090)	(1,165,902)
Provision for (benefit from) income taxes	(16,485)	6,309
Net loss	$(340,605)	$(1,172,211)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Operations and support	$949	$11,412
Product development	22,436	143,715
Sales and marketing	6,048	25,901
General and administrative	12,193	48,457
Restructuring charges	—	(11)
Stock-based compensation expense	$41,626	$229,474

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2020	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	33	29
Operations and support	26	21
Product development	31	41
Sales and marketing	38	26
General and administrative	11	21
Restructuring charges	—	12
Total costs and expenses	139	150
Loss from operations	(39)	(50)
Interest income	2	—
Interest expense	—	(48)
Other income (expense), net	(5)	(33)
Loss before income taxes	(42)	(131)
Provision for (benefit from) income taxes	(2)	1
Net loss	(40)%	(132)%
Comparison of the Three Months Ended March 31, 2020 and 2021
Revenue

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Revenue	$841,830	$886,936	5%
Revenue increased $45.1 million, or 5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher ADRs, partially offset by a decrease in the number of check-ins related to Nights and Experiences Booked on our platform. In addition, during the three months ended March 31, 2020, we had higher reductions to revenue largely attributable to payments made to customers related to our extenuating circumstances policy for cancellations resulting from COVID-19 totaling $106.5 million, the majority of which was recorded as reduction to revenue. Service fees as a percentage of booking value, exclusive of taxes, increased marginally as compared to the same prior year period. On a constant currency basis, revenue increased 3% compared to the three months ended March 31, 2020.
Cost of Revenue

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Cost of revenue	$277,772	$254,515	(8)%
Percentage of revenue	33%	29%
Cost of revenue decreased $23.3 million, or 8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to a $14.1 million decrease in the cost of data hosting services, a $11.9 million decrease in chargebacks and a $10.1 million decrease in third-party outside support services, partially offset by a $8.8 million increase in amortization expense for internally developed software and acquired technology and a $5.3 million increase in merchant fees. For the three months ended March 31, 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $191.9 million and $185.3 million, respectively, which represented 3% and 2% of GBV, respectively. The decrease in data hosting primarily resulted from lower usage. The decrease in payment processing costs resulted from lower chargeback expense attributable to elevated chargeback activity related to COVID-19 during the three months ended March 31, 2020.

Operations and Support

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Operations and support	$221,787	$185,436	(16)%
Percentage of revenue	26%	21%

Operations and support expense decreased $36.4 million, or 16%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to a $53.9 million decrease in third-party community support personnel and customer relations costs, partially offset by a $14.3 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs. The decrease in spending on third-party community support personnel and customer relations costs was largely due to fewer check-ins.
Product Development

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Product development	$258,819	$363,061	40%
Percentage of revenue	31%	41%
Product development expense increased $104.2 million, or 40%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to a $129.6 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in allocated costs for facilities and information technology of $16.7 million primarily due to the reduction in headcount.
Sales and Marketing

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Brand and performance marketing	$217,848	$119,208	(45)%
Field operations and policy	99,331	109,917	11%
Total sales and marketing	$317,179	$229,125	(28)%
Percentage of revenue	38%	26%
Sales and marketing expense decreased $88.1 million, or 28%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to a $71.7 million decrease in marketing activities and a $9.3 million decrease in expenses for third-party service providers, partially offset by a $17.8 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs. Total brand and performance marketing decreased $98.6 million, driven by a reduction of performance marketing, partially offset by an increase in brand marketing. In March 2020, driven by COVID-19, we paused our sales and marketing investments in new initiatives and our performance marketing spend. We implemented a marketing strategy that shifted our marketing mix towards brand marketing spend and away from spending on performance marketing. During the three months ended March 31, 2021, we launched our Made possible by Hosts television and digital channels campaign in five of our largest markets. We also launched an accompanying digital campaign focused on recruiting new hosts. Total field operations and policy expense increased $10.6 million from the same period in 2020, which included $3.0 million of changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019.

General and Administrative

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
General and administrative	$91,762	$189,762	107%
Percentage of revenue	11%	21%
General and administrative expense increased $98.0 million, or 107%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to a prior year $81.7 million reduction in our reserve for lodging taxes in jurisdictions in which management no longer believed a liability was probable following a favorable outcome in a related legal proceeding, and an increase of $46.6 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs. These movements were partially offset by a $19.8 million decrease in bad debt expense and a $13.3 million reduction in certain employee benefits and related employment taxes and associated penalties, resulting from a settlement agreement.
Restructuring Charges

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Restructuring charges	$—	$111,982	*
Percentage of revenue	—%	12%
* Not meaningful

Restructuring charges totaled $112.0 million for the three months ended March 31, 2021. During the period, we ceased use of a leased office and made available for sublease resulting in an additional lease impairment.
Interest Income and Expense

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Interest income	$13,649	$3,052	(78)%
Percentage of revenue	2%	—%
Interest expense	$1,510	$(421,911)	*
Percentage of revenue	—%	(48)%
*Not meaningful

Interest income decreased $10.6 million, or 78%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in short-term, high-quality bonds. Interest expense increased $423.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the interest of $41.5 million owed on the term loans issued in April 2020 and the $377.2 million loss on extinguishment of debt resulting from retirement of these term loans in March 2021. Refer to the section titled “Liquidity and Capital Resources — Loan Agreements” below for further information.

Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Other income (expense), net	$(46,760)	$(300,098)	*
Percentage of revenue	(5)%	(33)%
*Not meaningful
Other expense, net increased $253.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily driven by $292.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan and a $36.7 million increase in net realized and unrealized foreign exchange losses, partially offset by a $26.2 million increase in net realized and unrealized gains on our investments and impairment charges recorded during 2020 totaling $45.6 million. During the quarter ended March 31, 2021, the warrants issued in connection with our second lien loan were reclassified to equity and will no longer require fair value remeasurement.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(16,485)	$6,309	*
*Not meaningful

The provision for income taxes in the three months ended March 31, 2021 increased $22.8 million, compared to the same period in 2020, primarily due to the benefit recognized in the prior year quarter from the five-year net operating loss carryback provision of the CARES Act and increased foreign taxes.
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

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $6.6 billion. As of March 31, 2021, cash and cash equivalents of $4.5 billion included $1.4 billion held by foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2021, marketable securities of $2.1 billion included an immaterial amount held by foreign subsidiaries. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $4.0 billion as of March 31, 2021 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

Convertible Senior Notes

On March 8, 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between us and U.S. Bank National Association, as trustee. The 2026 Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The 2026 Notes are senior unsecured obligations and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the 2026 Notes were $1,979.0 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs.

The initial conversion rate for the 2026 Notes is 3.4645 shares of our Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $288.64 per share of the Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

The 2026 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances:

•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, as described in this offering memorandum;
•or if we call such notes for redemption; and
•at any time from, and including, December 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, based on the applicable conversion rate. Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require us to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased.

Capped Calls

On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100.2 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes sold in the offering. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2026 Notes our common stock price exceeds the conversion price of the 2026 Notes. The cap price of the Capped Calls will initially be $360.80 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, and is subject to certain customary adjustments under the terms of the Capped Call Transactions.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and included as a reduction to additional paid-in-capital within stockholders’ equity.

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

In connection with the Second Lien Loan, we issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustments upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be settled in cash or in net shares at the holder’s option. The fair value of the warrants of $116.6 million at issuance was recorded as a liability on the condensed consolidated balance sheet, and the warrant liability is remeasured to fair value at each reporting date as long as the warrants remain outstanding and unexercised with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million. We amended the anti-dilution feature in the warrant agreements in March 2021, which resulted in a change in classification from liability to equity. Accordingly, we recorded $292.0 million in other expense through March 30, 2021, the modification date. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification.

The First Lien Credit Agreement and Second Lien Credit Agreement included customary conditions to borrowing, events of default, and covenants, including those that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, make acquisitions, investments, loans or advances, or payments and prepayments of junior or unsecured indebtedness, subject to certain exceptions. As of December 31, 2020, we were in compliance with all covenants of the First Lien Credit Agreement and Second Lien Credit Agreement.

On March 8, 2021, we repaid the principal of the First Lien and Second Lien loans of $1,995 million, which resulted in a loss of extinguishment of debt of $377.2 million, including early redemption premiums of $212.9 million and a write-off of $164.3 million of unamortized debt discount and debt issuance costs. Additionally, we incurred third-party costs, principally legal and administrative fees, of $0.1 million relating to the extinguishment of the loans.

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

As of March 31, 2021, there were no borrowings outstanding on the 2020 Credit Facility and outstanding letters of credit totaled approximately $18.4 million.

2016 Credit Facility

In April 2020, we terminated our 2016 Credit Facility, which provided an initial borrowing commitment by a group of lenders led by Bank of America, N.A. of $1.0 billion. The 2016 Credit Facility also provided a $100.0 million sub-limit for the issuance of letters of credit.

As of December 31, 2019, there were no borrowings outstanding on the 2016 Credit Facility and outstanding letters of credit totaled $53.0 million. The 2016 Credit Facility contained customary affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. On April 17, 2020, we terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of March 31, 2021, letters of credit formerly under the 2016 Credit Facility totaled $19.3 million and were collateralized by $19.9 million of restricted cash on the condensed consolidated balance sheet.
We believe that our current available cash, cash equivalents, and marketable securities will be sufficient to meet our operational cash needs for the foreseeable future. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, ability to attract and retain hosts and guests on our platform, capital expenditures, acquisitions, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, and expansion of sales and marketing activities. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. We expect our capital expenditures in 2021 will be higher than that of 2020, but significantly lower than 2019. The majority of our expected investments are related to offices in North America, many of which were delayed in 2020.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(569,830)	$494,368
Net cash provided by (used in) investing activities	2,259	(1,172,286)
Net cash provided by (used in) financing activities	(339,202)	1,567,534
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97,117)	(72,287)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,003,890)	$817,329
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2021 was $494.4 million. Our net loss for the three months ended March 31, 2021 was $1.2 billion, adjusted for non-cash charges, primarily consisting of $377.2 million of loss on extinguishment of debt, $292.0 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $229.5 million of stock-based compensation expense, $112.5 million of impairment of long-lived assets, and $38.3 million of depreciation and amortization. Additional cash was provided by changes in working capital, including a $538.3 million increase in unearned fees resulting from significantly higher bookings.
Net cash used in operating activities for the three months ended March 31, 2020 was $569.8 million. Our net loss for the three months ended March 31, 2020 was $340.6 million, adjusted for non-cash charges, primarily consisting of $45.6 million of impairment charges of investments, $41.6 million of stock-based compensation expense, $33.9 million of depreciation and amortization, $31.6 million of losses on investments, net, and $27.1 million of bad debt expense. Additional uses of cash flows resulted from changes in working capital, including a $225.6 million decrease in accrued expenses and other liabilities and $137.0 million decrease in prepaids and other assets.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $1.2 billion, which was primarily used to purchase marketable securities of $1.6 billion, partially offset by proceeds from sales and maturities of marketable securities of $248.2 million and $168.7 million, respectively.
Net cash provided by investing activities for the three months ended March 31, 2020 was $2.3 million, which was primarily provided by proceeds from sales and maturities of marketable securities of $69.3 million and $225.5 million, respectively, partially offset by cash used to purchase marketable securities of $277.3 million and property and equipment of $15.7 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $1.6 billion, primarily reflecting proceeds from the issuance of convertible senior notes, net of issuance costs, of $1,979 million and change in funds payable and amounts payable to customers of $1.9 billion, partially offset by the repayment of long-term debt and related prepayment penalty of $1,995 million and $212.9 million, respectively.
Net cash used in financing activities for the three months ended March 31, 2020 was $339.2 million, primarily reflecting the change in funds payable and amounts payable to customers of $339.4 million.
Effect of Exchange Rates
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2020 and 2021, we recorded a $97.1 million and $72.3 million reduction in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and hosts.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
Contractual Obligations and Commitments
As of March 31, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2020 Annual Report, except for the repayment of the First Lien Loan and Second Lien Loan and issuance of the 2026 Notes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition, results of operations, and cash flows.

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

We evaluate whether the cumulative amount of payments made to customers that are not in exchange for a distinct good or service received from a customer exceeds the cumulative revenue earned since inception of the customer relationship. Any cumulative payments in excess of cumulative revenue are presented as operating expenses in our condensed consolidated statements of operations.
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
In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $52.9 million and $53.7 million as of December 31, 2020 and March 31, 2021, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.
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
Any impairments to right-of-use (“ROU”) assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For lease assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the three months ended March 31, 2021, we recorded $75.3 million of ROU asset impairment charges and $37.2 million leasehold improvements impairment charges within restructuring charges in the condensed consolidated statement of operations.
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
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.
Foreign Currency Exchange Risk
We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the first quarter of 2021 were the Euro, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, Chinese Yuan and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.
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
For revenue and cost of revenue associated with bookings on our platform outside of the United States, we generally receive net foreign currency amounts and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our condensed consolidated statements of operations. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments.
In 2019, we began entering into foreign currency derivative contracts to protect against foreign exchange risks. Presently, these hedges are primarily designed to manage foreign exchange risk associated with balances held as funds payable and amounts payable to customers and unbilled amounts for confirmed bookings under the terms of our Pay Less Upfront program. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.
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
If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of March 31, 2021, it would not have had a material impact on our consolidated financial statements.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio and outstanding debt. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities, as well as interest paid on our debt.
We had cash and cash equivalents of $4.5 billion and marketable securities of $2.1 billion as of March 31, 2021, which consisted of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. As of March 31, 2021, we had an additional $4.0 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of March 31, 2021.
As we repaid our floating-rate loans, subject to LIBOR floors, totaling $1,995.0 million in March 2021, we are no longer exposed to the risk related to fluctuations in interest rates to the extent LIBOR exceeds the floors.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 8, Commitments and Contingencies – Legal and Regulatory Matters to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”), except for the following risk factors which supplement the risk factors disclosed in our 2020 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in our 2020 Annual Report in conjunction with the risks and uncertainties described below, together with all of the other information in our 2020 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2020 Annual Report and below may not be the only ones we face. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our 0% Convertible Senior Notes due 2026 (“2026 Notes”).

We have outstanding indebtedness with a principal amount of $2.0 billion as of March 31, 2021. In addition, we entered into a five-year revolving credit facility in November 2020 with $500.0 million of initial borrowing commitments (“2020 Credit Facility”). As of March 31, 2021, there were no borrowings outstanding under the 2020 Credit Facility and total outstanding letters of credit of $18.4 million. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the 2026 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2026 Notes, and our cash needs may increase in the future. In addition, our existing credit agreement for our 2020 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2026 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2026 Notes or pay cash upon their conversion.

Holders of the 2026 Notes may, subject to limited exceptions, require us to repurchase their 2026 Notes following a fundamental change (as defined in the indenture governing the 2026 Notes) at a cash repurchase price generally equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest or additional interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion, if any. Our failure to repurchase the 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the 2026 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the 2026 Notes or make cash payments upon their conversion, if any.

The accounting method for the 2026 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2026 Notes on our balance sheet, accruing amortized interest expense for the 2026 Notes, and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

For the fiscal year beginning January 1, 2021, we have elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash. As a result, we recorded the 2026 Notes entirely as a liability on our balance sheet, net of issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2026 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the 2026 Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the 2026 Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2026 Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2026 Notes and could materially reduce our reported working capital.

The capped call transactions entered into in connection with the pricing of the 2026 Notes may affect the value of our Class A common stock.

In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions with certain option counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our Class A common stock upon conversion of the 2026 Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted 2026 Notes, as the case may be, with such reduction or offset subject to a cap.

We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the 2026 Notes.

In addition, we have been advised that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2026 Notes and prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the capped call transactions and in connection with any early termination event in respect of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock.

Provisions in the indenture governing the 2026 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2026 Notes and the indenture governing the 2026 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the 2026 Notes), then noteholders will have the right to require us to repurchase their 2026 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2026 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2026 Notes and the indenture governing the 2026 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds

On December 9, 2020, our registration statement on Form S-1 (File No. 333-250118) was declared effective by the SEC for the IPO of our Class A common stock. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.2	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39778	03/08/2021	4.2
4.3	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and Redwood IV Finance 1, LLC					X
4.4	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and SLP Constellation Aggregator II, LLC					X
4.5	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TAO Finance 1, LLC					X
4.6	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TCS Finance (A), LLC					X
4.7	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TCS Finance 1, LLC					X
10.1	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Airbnb, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: May 14, 2021		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: May 14, 2021		David E. Stephenson Chief Financial Officer (Principal Financial Officer)