Form 10-Q
period 2021-06-30
Airbnb, Inc.
filed 2021-08-13
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, 336,553,828 shares of the registrant's Class A common stock were outstanding 282,888,975 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

AIRBNB, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, on our business, the travel industry, travel trends, and the global economy generally;
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
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness,
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of December 31,	As of June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$5,480,557	$5,672,682
Marketable securities	910,700	1,755,257
Restricted cash	33,846	14,764
Funds receivable and amounts held on behalf of customers	2,181,329	6,301,695
Prepaids and other current assets (including customer receivables of $189,753 and $155,144 and allowances of $90,547 and $48,951, respectively)	309,954	351,584
Total current assets	8,916,386	14,095,982
Property and equipment, net	270,194	193,250
Operating lease right-of-use assets	384,068	289,072
Intangible assets, net	75,886	63,653
Goodwill	655,801	654,554
Other assets, noncurrent	189,164	188,299
Total assets	$10,491,499	$15,484,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,898	$97,669
Operating lease liabilities, current	56,586	51,112
Accrued expenses and other current liabilities	2,414,071	1,561,965
Funds payable and amounts payable to customers	2,181,329	6,301,695
Unearned fees	407,895	1,483,909
Total current liabilities	5,139,779	9,496,350
Long-term debt, net of current portion	1,815,562	1,980,455
Operating lease liabilities, noncurrent	430,905	412,182
Other liabilities, noncurrent	203,470	202,622
Total liabilities	7,589,716	12,091,609
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2020 and June 30, 2021; 115,500 and 332,463 shares of Class A common stock issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2020 and June 30, 2021; 483,697 and 286,543 shares of Class B common stock issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2020 and June 30, 2021, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2020 and June 30, 2021; 26,000 shares of Class H common stock authorized as of December 31, 2020 and June 30, 2021; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2020 and June 30, 2021
	60	62
Additional paid-in capital	8,904,791	10,639,267
Accumulated other comprehensive income	2,639	7
Accumulated deficit	(6,005,707)	(7,246,135)
Total stockholders’ equity	2,901,783	3,393,201
Total liabilities and stockholders’ equity	$10,491,499	$15,484,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$334,774	$1,335,196	$1,176,604	$2,222,132
Costs and expenses:
Cost of revenue	161,198	294,427	438,970	548,942
Operations and support	160,476	208,125	382,263	393,561
Product development	217,938	349,734	476,757	712,795
Sales and marketing	114,837	315,323	432,016	544,448
General and administrative	149,299	218,303	241,061	408,065
Restructuring charges	114,241	562	114,241	112,544
Total costs and expenses	917,989	1,386,474	2,085,308	2,720,355
Loss from operations	(583,215)	(51,278)	(908,704)	(498,223)
Interest income	5,856	2,942	19,505	5,994
Interest expense	(49,191)	(6,520)	(47,681)	(428,431)
Other expense, net	(12,848)	(2,128)	(59,608)	(302,226)
Loss before income taxes	(639,398)	(56,984)	(996,488)	(1,222,886)
Provision for (benefit from) income taxes	(63,810)	11,233	(80,295)	17,542
Net loss	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.18)	$(0.11)	$(3.48)	$(2.05)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	263,517	611,739	263,013	606,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net loss	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	5,337	(165)	3,945	(1,121)
Foreign currency translation adjustments	2,820	2,372	(6,780)	(1,511)
Other comprehensive income (loss)	8,157	2,207	(2,835)	(2,632)
Comprehensive loss	$(567,431)	$(66,010)	$(919,028)	$(1,243,060)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of March 31, 2020	239,624	$3,231,502	264,121	$26	$659,541	$(15,402)	$(1,761,596)	$(1,117,431)
Net loss	—	—	—	—	—	—	(575,588)	(575,588)
Foreign currency translation adjustments	—	—	—	—	—	2,820	—	2,820
Net unrealized gain on marketable securities	—	—	—	—	—	5,337	—	5,337
Cancellation of restricted stock awards	—	—	(21)	—	—	—	—	—
Exercise of common stock options	—	—	2,170	—	2,427	—	—	2,427
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	66	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	—	—	37,790	—	—	37,790
Balances as of June 30, 2020	239,624	$3,231,502	266,336	$26	$697,758	$(7,245)	$(2,337,184)	$(1,646,645)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	—	$—	608,057	$61	$10,339,480	$(2,200)	$(7,177,918)	$3,159,423
Net loss	—	—	—	—	—	—	(68,217)	(68,217)
Foreign currency translation adjustments	—	—	—	—	—	2,372	—	2,372
Net unrealized loss on marketable securities	—	—	—	—	—	(165)	—	(165)
Exercise of common stock options	—	—	5,848	1	36,061	—	—	36,062
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	4,635	—	(7,738)	—	—	(7,738)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	—	—	246,000	—	—	246,000
Balances as of June 30, 2021	—	$—	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	239,624	$3,231,502	263,814	$26	$617,690	$(4,410)	$(1,420,991)	$(807,685)
Net loss	—	—	—	—	—	—	(916,193)	(916,193)
Foreign currency translation adjustments	—	—	—	—	—	(6,780)	—	(6,780)
Net unrealized gain on marketable securities	—	—	—	—	—	3,945	—	3,945
Cancellation of restricted stock awards	—	—	(21)	—	—	—	—	—
Exercise of common stock options	—	—	2,238	—	2,668	—	—	2,668
Exercise of common stock warrants	—	—	238	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	67	—	(2,016)	—	—	(2,016)
Stock-based compensation	—	—	—	—	79,416	—	—	79,416
Balances as of June 30, 2020	239,624	$3,231,502	266,336	$26	$697,758	$(7,245)	$(2,337,184)	$(1,646,645)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	—	—	(1,240,428)	(1,240,428)
Foreign currency translation adjustments	—	—	—	—	—	(1,511)	—	(1,511)
Net unrealized loss on marketable securities	—	—	—	—	—	(1,121)	—	(1,121)
Exercise of common stock options	—	—	11,137	2	83,853	—	—	83,855
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	8,206	—	(22,792)	—	—	(22,792)
Reclassification of derivative warrant liability to equity	—	—	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	—	—	(100,200)	—	—	(100,200)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	—	—	470,983	—	—	470,983
Balances as of June 30, 2021	—	$—	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(916,193)	$(1,240,428)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	63,800	73,788
Bad debt expense	63,827	9,622
Stock-based compensation expense	79,416	462,337
Impairment of investments	53,136	—
(Gain) loss on investments, net	34,410	(10,847)
Change in fair value of warrant liability	11,951	291,987
Amortization of debt discount and debt issuance costs	—	6,362
Noncash interest expense, net	15,104	4,879
Foreign exchange gain	(30,641)	(16,974)
Impairment of long-lived assets	—	112,545
Loss from extinguishment of debt	—	377,248
Other, net	(7,591)	4,417
Changes in operating assets and liabilities:
Prepaids and other assets	(55,481)	(46,377)
Operating lease right-of-use assets	(10,618)	19,708
Accounts payable	(85,934)	18,109
Accrued expenses and other liabilities	(95,569)	165,475
Operating lease liabilities	34,944	(22,177)
Unearned fees	19,147	1,075,993
Net cash provided by (used in) operating activities	(826,292)	1,285,667
Cash flows from investing activities:
Purchases of property and equipment	(21,853)	(15,358)
Purchases of marketable securities	(1,196,273)	(2,807,829)
Sales of marketable securities	110,068	1,172,953
Maturities of marketable securities	528,747	803,464
Other investing activities, net	500	—
Net cash used in investing activities	(578,811)	(846,770)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from financing activities:
Proceeds from issuance of long-term debt and warrants, net of issuance costs	$1,928,880	$—
Principal repayment of long-term debt	—	(1,995,000)
Prepayment penalty on long-term debt	—	(212,883)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,979,166
Purchases of capped calls related to convertible senior notes	—	(100,200)
Proceeds from the issuance of common stock under employee stock purchase plan	—	25,464
Proceeds from exercise of stock options	2,668	83,855
Change in funds payable and amounts payable to customers	275,747	4,143,462
Other financing activities, net	(3,107)	(22,792)
Net cash provided by financing activities	2,204,188	3,901,072
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69,563)	(55,754)
Net increase in cash, cash equivalents, and restricted cash	729,522	4,284,215
Cash, cash equivalents, and restricted cash, beginning of period	5,143,443	7,668,252
Cash, cash equivalents, and restricted cash, end of period	$5,872,965	$11,952,467
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$5,345	$11,744
Cash paid for interest	$26,502	$45,047
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
COVID-19 Pandemic
During 2020, the coronavirus disease (“COVID-19”) pandemic severely restricted the level of economic activity globally and continues to have an unprecedented effect on the global travel and hospitality industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations, led to unprecedented levels of booking cancellations. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Delta variant which has emerged in the last few months, that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.
The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2020 and June 30, 2021, the Company’s consolidated VIEs were not material to the consolidated financial statements.
Use of Estimates
The Company uses estimates and assumptions in the preparation of its unaudited condensed interim consolidated financial statements in accordance with U.S. GAAP. The significant estimates underlying the Company’s interim unaudited consolidated financial statements include bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of acquired goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, stock-based compensation, and income and non-income taxes, amongst others.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact the Company’s results of operations. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

	As of
	December 31, 2020	June 30, 2021
Cash and cash equivalents	$5,480,557	$5,672,682
Cash and cash equivalents included in Funds receivable and amounts held on behalf of customers	2,153,849	6,265,021
Restricted cash	33,846	14,764
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$7,668,252	$11,952,467
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
The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the host, less the fees due from the host to the Company. The Company’s ToS stipulates that a host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2020 and June 30, 2021. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances under ASC 606-10-50-8 because they are subject to refund in the event of a cancellation.
Guest stays of at least 28 nights are considered long-term stays. The Company charges service fees to facilitate long-term stays on a monthly basis. Such stays are generally cancelable within 48 hours of booking and 28 days before check-in with no penalty. Accordingly, long-term stays are treated as month-to-month contracts; each month is a separate contract with the host and guest, and the contracts are not enforceable until check-in for the initial month as well as subsequent monthly extensions. The Company’s performance obligation for long-term stays is the same as that for short-term stays. The Company recognizes revenue for the first month upon check-in, similar to short-term stays, and recognizes revenue for any subsequent months upon each month’s anniversary from initial check-in date.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Payments to Customers

The Company makes payments to customers as part of its referral programs and marketing promotions, collectively referred to as the Company’s incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2020 and June 30, 2021, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2020 and June 30, 2021.

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

For the three months ended June 30, 2020 and 2021, payments made to customers resulted in: reductions to revenue of $119.6 million and $33.5 million, respectively; charges to operations and support of $9.0 million and $12.7 million, respectively; and, charges to sales and marketing expense of $14.8 million and $12.3 million, respectively. For the six months ended June 30, 2020 and 2021, payments made to customers resulted in reductions to revenue of $292.7 million and $59.4 million, respectively; charges to operations and support of $38.6 million and $27.5 million, respectively; and, charges to sales and marketing expense of $42.9 million and $22.1 million, respectively.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance and may be applied at the beginning of the interim period that includes March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarified the scope of Topic 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference London Interbank Offered Rate or another reference rate that is expected to be discontinued as a result of the reference rate reform. The standard is effective upon issuance and may be applied retroactively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to any new modifications within an interim period including or subsequent to January 7, 2021. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for public entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 3. Investments
Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	As of December 31, 2020				Classification as of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$421,272	$—	$—	$421,272	$278,281	$142,991	$—	$—
Government bonds(1)	1,924,988	65	(1)	1,925,052	1,392,966	65,867	—	466,219
Commercial paper	1,021,150	—	—	1,021,150	779,527	241,623	—	—
Corporate debt securities	508,901	1,475	(1,635)	508,741	229,633	267,618	11,490	—
Mortgage-backed and asset-backed securities	36,553	913	(113)	37,353	—	37,353	—	—
Total	$3,912,864	$2,453	$(1,749)	$3,913,568	$2,680,407	$755,452	$11,490	$466,219
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

	As of June 30, 2021				Classification as of June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$400,249	$—	$—	$400,249	$66,212	$334,037	$—	$—
Government bonds(1)	467,151	23	—	467,174	—	873	—	466,301
Commercial paper	1,554,558	—	—	1,554,558	651,613	902,945	—	—
Corporate debt securities	516,164	805	(1,604)	515,365	21,858	482,030	11,477	—
Mortgage-backed and asset-backed securities	35,006	560	(194)	35,372	—	35,372	—	—
Total	$2,973,128	$1,388	$(1,798)	$2,972,718	$739,683	$1,755,257	$11,477	$466,301
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers
As of June 30, 2021, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Before reclassifications of gains and losses from accumulated other comprehensive income on the condensed consolidated balance sheets to other expense, net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three and six months ended June 30, 2020 and 2021, were not material. Realized gains and losses reclassified from accumulated other comprehensive income to other expense, net were not material for the three and six months ended June 30, 2020 and 2021.
Debt securities in an unrealized loss position had an estimated fair value of $229.7 million and unrealized losses of $1.7 million as of December 31, 2020, and an estimated fair value of $290.5 million and unrealized losses of $1.8 million as of June 30, 2021. An immaterial amount of securities were in a continuous unrealized loss position for more than twelve months as of both December 31, 2020 and June 30, 2021.
The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	As of December 31, 2020		As of June 30, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,805,934	$3,806,059	$2,913,613	$2,914,144
Due in one year to five years	98,828	99,255	45,158	44,218
Due within five to ten years	5,254	5,436	11,284	11,289
Due beyond ten years	2,848	2,818	3,073	3,067
Total	$3,912,864	$3,913,568	$2,973,128	$2,972,718
Equity Investments

Equity Investments with Readily Determinable Fair Values

As of December 31, 2020 and June 30, 2021, the Company had marketable equity investments with readily determinable fair value totaling $155.2 million and zero, respectively, which consisted of mutual funds measured at fair value and classified within marketable securities on the condensed consolidated balance sheet.
Gains and Losses on Marketable Equity Investments

Net unrealized losses on marketable equity investments were immaterial and $28.9 million for the three and six months ended June 30, 2020, respectively. Net realized gains (losses) on marketable equity investments totaled zero for both the three and six months ended June 30, 2020. During the six months ended June 30, 2021, the marketable equity investments were sold, and the Company realized a net loss of zero and $14.3 million for the three and six months ended June 30, 2021, respectively. The realized and unrealized gains and losses on marketable equity investments were recorded in other expense, net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity investments without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $78.1 million as of both December 31, 2020 and June 30, 2021, and are classified within other assets on the condensed consolidated balance sheets. These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.

The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Carrying value, beginning of period	$85,574	$78,074	$131,210	$78,074
Downward adjustments for observable price changes and impairments	(7,500)	—	(53,136)	—
Carrying value, end of period	$78,074	$78,074	$78,074	$78,074
As of December 31, 2020 and June 30, 2021, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity investments without readily determinable fair value during the three and six months ended June 30, 2020 and 2021, respectively. The Company recorded impairment charges of $7.5 million and $53.1 million for the three and six months ended June 30, 2020, respectively, and the Company did not record any impairment charges during the three and six months ended June 30, 2021. As of June 30, 2021, the cumulative impairment charges for the Company’s equity investments without readily determinable fair value were $53.1 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Fair Value Measurements and Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$22,676	$—	$—	$22,676
Certificates of deposit	278,281	—	—	278,281
U.S. government debt securities	—	1,392,966	—	1,392,966
Commercial paper	—	779,527	—	779,527
Corporate debt securities	—	229,633	—	229,633
	300,957	2,402,126	—	2,703,083
Marketable securities:
Certificates of deposit	142,991	—	—	142,991
U.S. government and government agency debt securities	—	65,867	—	65,867
Commercial paper	—	241,623	—	241,623
Corporate debt securities	—	267,618	—	267,618
Mortgage-backed and asset-backed securities	—	37,353	—	37,353
Mutual funds	—	155,248	—	155,248
	142,991	767,709	—	910,700
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,219	—	466,219
Prepaids and other current assets:
Foreign exchange derivative assets	—	12,478	—	12,478
Other assets, noncurrent:
Corporate debt securities	—	—	11,490	11,490
Total assets at fair value	$443,948	$3,648,532	$11,490	$4,103,970
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$32,250	$—	$32,250
Derivative warrant liability (Note 6)	—	—	985,181	985,181
Total liabilities at fair value	$—	$32,250	$985,181	$1,017,431

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,121,123	$—	$—	$1,121,123
Certificates of deposit	66,212	—	—	66,212
U.S. government debt securities	—	651,613	—	651,613
Commercial paper	—	21,858	—	21,858
	1,187,335	673,471	—	1,860,806
Marketable securities:
Certificates of deposit	334,037	—	—	334,037
U.S. government and government agency debt securities	—	873	—	873
Commercial paper	—	902,945	—	902,945
Corporate debt securities	—	482,030	—	482,030
Mortgage-backed and asset-backed securities	—	35,372	—	35,372
	334,037	1,421,220	—	1,755,257
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,301	—	466,301
Prepaids and other current assets:
Foreign exchange derivative assets	—	20,067	—	20,067
Other assets, noncurrent:
Corporate debt securities	—	—	11,477	11,477
Total assets at fair value	$1,521,372	$2,581,059	$11,477	$4,113,908
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$4,446	$—	$4,446
Total liabilities at fair value	$—	$4,446	$—	$4,446

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31, 2020		June 30, 2021
	Derivative Warrant Liability	Other Assets, Noncurrent	Derivative Warrant Liability	Other Assets, Noncurrent
Balance, beginning of period	$—	$13,029	$985,181	$11,490
Additions	116,641	—	—	—
Settlements	—	—	—	—
Reclassifications to equity	—	—	(1,277,168)	—
Total realized and unrealized gains (losses):
Included in earnings	868,540	—	291,987	—
Included in other comprehensive income (loss)	—	(1,539)	—	(13)
Balance, end of period	$985,181	$11,490	$—	$11,477
Changes in unrealized gains or losses included in earnings related to investments held at the reporting date	$—	$—	$—	$—
Changes in unrealized gains or losses included in other comprehensive income (loss) related to investments held at the reporting date	$—	$(1,539)	$—	$(13)
There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2021.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other expense, net through March 30, 2021, the modification date, and as such the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 6, Debt, for additional information.

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
Derivatives Not Designated as Hedging Instruments
As of December 31, 2020, the fair value of foreign exchange derivative assets and liabilities totaled $12.5 million and $32.3 million, respectively, with the aggregate notional amount totaling $1.4 billion. As of June 30, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $20.1 million and $4.4 million, respectively, with the aggregate notional amount totaling $1.6 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The Company recorded total net realized gains (losses) of $16.1 million and $(8.3) million for the three months ended June 30, 2020 and 2021, respectively, and $8.4 million and $(23.6) million for the six months ended June 30, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities.

The Company recorded total net unrealized gains (losses) of $(23.0) million and $(4.5) million for the three months ended June 30, 2020 and 2021, respectively, and $(12.8) million and $35.4 million for the six months ended June 30, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities.

The realized and unrealized gains and losses on non-designated derivatives are reported in other expense, net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.
The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2020, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $11.4 million, resulting in net derivative assets of $1.1 million and net derivative liabilities of $20.9 million. As of June 30, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $4.4 million, resulting in net derivative assets of $15.6 million.
Note 5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2020	June 30, 2021
Indirect tax reserves	$188,309	$188,125
Indirect taxes payable	153,255	368,227
Travel credit liability	209,739	120,696
Compensation and related benefits	380,164	366,802
Derivative warrant liability (Note 6)	985,181	—
Foreign exchange derivative liabilities	32,250	4,446
Current portion of long-term debt and accrued interest expense	26,755	—
Contingent consideration liability	23,096	30,344
Sales and marketing	25,437	52,807
Income and other tax liabilities	12,002	19,227
Other	377,883	411,291
Total accrued expenses and other current liabilities	$2,414,071	$1,561,965

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Debt
The following table summarizes the Company’s outstanding debt (in thousands):

	December 31, 2020		June 30, 2021
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Convertible senior notes	$—	—	$2,000,000	0.2%
First lien loan due April 2025	995,000	9.5%	—	—
Second lien loan due July 2025	1,000,000	15.1%	—	—
Total debt	1,995,000		2,000,000
Less: Unamortized debt discount and debt issuance costs	(169,438)		(19,545)
Less: Current portion of long-term debt	(10,000)		—
Total long-term debt, net of current portion	$1,815,562		$1,980,455
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

The 2026 Notes are senior unsecured obligations of the Company and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The proceeds, net of debt issuance costs, were $1,979.2 million.

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

The 2026 Notes will be convertible at the option of the holders before December 15, 2025 only upon the occurrence of certain events, and from and after December 15, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding March 15, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at our election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.

Debt issuance costs related to the 2026 Notes totaled $20.8 million and was comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the three and six months ended June 30, 2021, interest expense of $1.0 million and $1.3 million, respectively, was recorded for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of June 30, 2021, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of June 30, 2021, the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Term Loans

In April 2020, the Company entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in net proceeds of $961.4 million, net of debt discount and debt issuance costs of $38.6 million. The loan was due and payable in April 2025 and could be repaid in whole or in part at the Company’s option, subject to applicable prepayment premiums and make-whole premiums. Beginning in September 2020, the Company was required to repay the First Lien Loan in quarterly installments equal to 0.25% of the $1.0 billion aggregate principal amount of the First Lien Loan, with the remaining principal amount payable on the maturity date.
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
The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. For the three and six months ended June 30, 2020, interest expense of $44.2 million was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.
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
In connection with the Second Lien Loan, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be paid in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $116.6 million and was recorded as a liability in accrued expenses and other current liabilities on the condensed consolidated balance sheet with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability was remeasured to fair value at each reporting date as long as the warrants remained outstanding and unexercised with changes in fair value recorded in other expense, net in the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million. The Company amended the anti-dilution feature in the warrant agreements on March 30, 2021, which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other expense during the first quarter of 2021. The liability balance of $1.3 billion was then reclassified to equity as the amended warrants met the requirements for equity classification.
2016 Credit Facility
In April 2016, the Company entered into a five-year unsecured revolving Credit and Guarantee Agreement (the “2016 Credit Facility”) with a group of lenders led by Bank of America, N.A. The 2016 Credit Facility provided an initial borrowing commitment by the lenders of $1.0 billion, which could be increased by a maximum of $250.0 million. The 2016 Credit Facility also provided a $100.0 million sub-limit for the issuance of letters of credit. The 2016 Credit Facility included a commitment fee of 0.125% per annum on any undrawn amounts.
On April 17, 2020, the Company terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020 and June 30, 2021, letters of credit formerly under the 2016 Credit Facility totaled $32.9 million and $14.3 million, respectively, and were secured by cash collateral of $33.8 million and $14.8 million, respectively, which was recorded as restricted cash on the condensed consolidated balance sheet.
2020 Credit Facility
On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for an initial borrowing commitment by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2021. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and June 30, 2021 and outstanding letters of credit totaled $21.4 million and $15.5 million as of December 31, 2020 and June 30, 2021, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7. Stockholders’ Equity (Deficit)
Stock Option and Restricted Stock Unit Activity
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Expected dividend yield	—	—	—	—
Volatility	43.2%	44.9%	39.1% - 43.2%	44.9%
Expected term (years)	8.0	8.0	5.1 - 8.0	8.0
Risk-free interest rate	0.6%	1.5%	0.6% - 1.5%	1.5%

A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2020	86,420	41,421	$12.48	47,754	$40.01
Granted	(7,492)	680	194.39	6,812	186.13
Shares withheld for taxes	292	—	—	(292)	54.68
Exercised/Vested	—	(11,137)	7.53	(8,206)	51.88
Canceled	2,166	(200)	54.53	(1,965)	59.74
Balances as of June 30, 2021	81,386	30,764	17.23	44,103	59.39

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2021	30,764	$17.23	3.88	$4,201,432
Options exercisable as of June 30, 2021	26,617	10.73	3.08	$3,791,541
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

The following table summarizes the activity related to the Company’s restricted common stock (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock as of December 31, 2020	718	$62.33
Issued	—	—
Vested	(43)	62.41
Unvested restricted common stock as of June 30, 2021	675	62.33

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock-Based Compensation

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operations and support	$855	$14,236	$1,804	$25,648
Product development	20,716	143,812	43,152	287,527
Sales and marketing	4,387	24,064	10,435	49,965
General and administrative	13,608	50,728	25,801	99,185
Restructuring charges	(1,776)	23	(1,776)	12
Stock-based compensation expense	$37,790	$232,863	$79,416	$462,337
Prior to December 9, 2020, no stock-based compensation expense had been recognized for certain awards with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Company's initial public offering, the liquidity-event performance-based condition was met and $2.8 billion of stock-based compensation expense was recognized related to these awards.

2020 Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to the ESPP of $32.5 million and $64.8 million, respectively. During the three months ended June 30, 2021, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $57.80 per share, resulting in net cash proceeds of $25.5 million.
Note 8. Commitments and Contingencies
Commitments
The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of June 30, 2021, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Extenuating Circumstances Policy
In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250.0 million for hosts. The reservations eligible for this $250.0 million host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to hosts, of $112.6 million and $2.3 million for the three months ended June 30, 2020 and 2021, respectively, and $219.1 million and $2.5 million for the six months ended June 30, 2020 and 2021, respectively, in its condensed consolidated statement of operations.
Lodging Tax Obligations and Other Non-Income Tax Matters
Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2021, the Company collects and remits Lodging Taxes in more than 30,100 jurisdictions on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
As of December 31, 2020 and June 30, 2021, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $84.0 million and $212.9 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2020 and June 30, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $52.9 million and $54.3 million, respectively. With respect to lodging and related

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.
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

As of December 31, 2020 and June 30, 2021, the Company accrued a total of $134.4 million and $132.7 million of estimated tax liabilities, including interest, related to hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and value added taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $55.0 million to $65.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2020 and June 30, 2021, the Company accrued a total of $65.9 million and $41.3 million of estimated tax liabilities related to certain employee benefits and related employment taxes, respectively. Refer to Note 9, Income Taxes, for further discussion on other tax matters.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In 2019, the Dutch special-purpose claims vehicle Twee Heren B.V. (“Twee Heren”) filed a claim against Airbnb Ireland UC (“Airbnb”) alleging that Airbnb improperly collected guest fees for certain real estate transactions. On July 16, 2021, the Advocate General at the Dutch High Court issued a non-binding opinion regarding preliminary questions referred by the Rotterdam District Court in this matter. The opinion of the Advocate General recommends that the Dutch High Court rule against Airbnb on certain issues relevant to the Twee Heren case. Airbnb continues to dispute these claims and plans also to file a response in opposition to various points made in the opinion of the Advocate General. On July 12, 2021, the Dutch Foundation for Mass Damages and Consumers (“MD&C”) filed a purported class action against Airbnb asserting claims similar to the claim in the Twee Herein matter on behalf of all guests who paid fees to Airbnb. The Advocate General's opinion, while issued in connection with the case filed by Twee Heren, addresses certain issues that also arise in the purported class action filed by MD&C.

In 2019, the Paris City Hall filed a claim against Airbnb Ireland and Airbnb France seeking inter alia a fine based on the purported failure to register or deactivate allegedly unregistered listings, in compliance with registration rules purportedly applicable to platforms. On July 1, 2021, the first instance court ordered Airbnb Ireland to pay a €8.1 million fine ($9.6 million) and dismissed the case against Airbnb France. Airbnb Ireland is considering its options on appeal.

The Company has been and is currently party or subject to various other government inquiries, investigations and proceedings related to legal and regulatory requirements. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) continues to review the Company’s prior disclosures relating to its compliance with U.S. economic and trade sanctions regulations regarding Cuba. Based on the Company’s communications with OFAC to date, we do not anticipate that resolution of this matter will be material to the Company’s business, results of operations, financial position, and cash flows.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded an income tax benefit of $63.8 million and income tax expense of $11.2 million for the three months ended June 30, 2020 and 2021, respectively. The Company recorded an income tax benefit of $80.3 million and an income tax expense of $17.5 million for the six months ended June 30, 2020 and 2021, respectively. The income tax benefit for the three and six months ended June 30, 2020 was primarily driven by the carryback of the Company’s 2020 U.S. net operating loss allowable under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The income tax expense for the three and six months ended June 30, 2021 was primarily driven by current tax on foreign earnings.
Note 10. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net loss attributable to Class A and Class B common stockholders	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	263,517	611,739	263,013	606,380
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.18)	$(0.11)	$(3.48)	$(2.05)
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
There were no preferred dividends declared or accumulated for the three and six months ended June 30, 2020 and 2021. As of June 30, 2020, RSUs to be settled in 44.8 million shares of Class A common stock and 0.3 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of June 30, 2021, RSUs to be settled in 12.0 million shares of Class A common stock and 0.5 million restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. The 2026 Notes issued in March 2021 are deemed to be anti-dilutive under the if-converted method. Refer to Note 6, Debt, for further information on the 2026 Notes.
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of June 30,
	2020	2021
2026 Notes(1)	—	11,086
Warrants	7,935	7,935
Escrow shares	644	74
Stock options	44,907	30,764
Restricted stock awards	293	170
Restricted stock units	6,868	44,103
Employee stock purchase plan	—	538
Redeemable convertible preferred stock	240,911	—
Total	301,558	94,670
(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Geographic Information
The following table sets forth the breakdown of revenue by geography, determined based on the location of the host’s listing (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States	$208,700	$769,100	$579,381	$1,279,886
International(1)	126,074	566,096	597,223	942,246
Total revenue	$334,774	$1,335,196	$1,176,604	$2,222,132
(1) No individual international country represented 10% or more of the Company’s total revenue for three and six months ended June 30, 2020 and 2021.
Note 12. Restructuring
During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The cumulative restructuring charges as of June 30, 2021 was $263.9 million, for which the majority of these restructuring actions were completed in 2020. As of June 30, 2021, the remaining liability for restructuring costs was $2.8 million. For the three and six months ended June 30, 2020, the Company incurred $114.2 million in restructuring charges. For the three and six months ended June 30, 2021, the Company incurred $0.6 million and $112.5 million in restructuring charges, respectively, including $75.3 million related to impairments of operating lease ROU assets and $37.2 million related to impairments of leasehold improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2020 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2020 refer to the year ended December 31, 2020, references to 2019 refer to the year ended December 31, 2019, and references to 2018 refer to the year ended December 31, 2018.
Overview

Airbnb is a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to 4 million hosts who have welcomed over 900 million guest arrivals to approximately 100,000 cities in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

We operate a global marketplace, where hosts offer guests stays and experiences on our platform. Our business model relies on the success of hosts and guests who join our community and generate consistent bookings over time. As hosts become more successful on our platform and as guests return over time, we benefit from the recurring activity of our community.
Impact of COVID-19 on our Business

For over a year, many travelers have avoided traveling long distance because of COVID-19 concerns, quarantines, and travel restrictions.
However, we are seeing signs of travel recovery as the rate of vaccinations increases and quarantine requirements and travel restrictions are lifted. For example, during the second quarter of 2021, we saw a significant increase in Nights and Experiences Booked compared to the same prior year period, and Nights and Experiences booked approximated levels seen in the second quarter of 2019. According to a survey conducted by us earlier this year, more than half of the people surveyed said they either already booked travel, are currently planning to travel, or expect to travel in 2021. We are preparing for when travel rebounds as there will be a collective desire for two things: travel and human connection.

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

While COVID-19 still plagues the world, for the three months ended June 30, 2021, GBV and revenue were $13.4 billion and $1.3 billion, respectively, which were both higher compared to the same prior year period. These improvements were driven by fewer cancellations and stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes. Buoyed by the increased confidence in travel and overall market in the first half of 2021 compared to the same prior year period when the global pandemic was announced, we were able to issue $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 in March 2021. In connection with the pricing of the notes, we also entered into privately negotiated capped call transactions. The net proceeds from issuance of the notes, together with existing cash, were used to repay the remaining principal amount outstanding under the term loans entered into in April 2020.

We believe that the recovery in GBV that we experienced in the second quarter of 2021 was attributable to the renewed ability and willingness for guests to travel, fewer cancellations, the resilience of our hosts, and relative strength of our business model. While we witnessed the way people travel change as a result of COVID-19, the adaptability of our business suggests that we are well-positioned to serve this dynamic market as it continues to evolve and recover.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Delta variant which has emerged in the last few months, that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.

Key Business Metrics and Non-GAAP Financial Measures

We track the following key business metrics and financial measures that are not calculated and presented in accordance with GAAP (“non-GAAP financial measures”) to evaluate our operating performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. We use these non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.

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

In the second quarter of 2021, we had 83.1 million Nights and Experiences Booked, a 197% increase from 28.0 million in the same prior year period. For the six months ended June 30, 2021, we had 147.5 million Nights and Experiences Booked, a 73% increase from 85.1 million in the same prior year period. Nights and Experiences Booked grows as we attract new hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior levels primarily as a result of continued increase in domestic travel on our platform. This improvement was largely driven by stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

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

Growth in GBV reflects our ability to attract and retain hosts and guests and reflects growth in Nights and Experiences Booked. In the second quarter of 2021, our GBV was $13.4 billion, a 320% increase from $3.2 billion in the same prior year period. For the six months ended June 20, 2021, our GBV was $23.7 billion, a 138% increase from $10.0 billion in the same prior year period. The increase in our GBV was primarily due to continued increase in domestic travel on our platform. Similar to Nights and Experiences Booked, this improvement was largely driven by stronger results in North America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes. On a constant currency basis, the increase in GBV was 301% and 129% for the three and six months ended June 30, 2021, respectively.

Non-GAAP Financial Measures

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net loss	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)
Adjusted EBITDA	$(397,326)	$217,394	$(731,597)	$158,756

Net cash provided by (used in) operating activities	$(256,462)	$791,299	$(826,292)	$1,285,667
Free Cash Flow	$(262,648)	$783,647	$(848,145)	$1,270,309

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

For the three months ended June 30, 2021, Adjusted EBITDA was $217.4 million compared to Adjusted EBITDA for the three months ended June 30, 2020 of $(397.3) million. This favorable change was due to several factors including, a significant rebound in nights booked combined with higher average daily rates (“ADRs”). Supporting our ADRs were a continuation of trends that we saw in 2020, such as the strength of bookings in North America, where ADRs tend to be higher than other parts of the world. This was also supported by more guests booking entire homes, relative to private or shared rooms, as well as booking in non-urban and low-density urban areas, where ADRs tend to be higher. In addition, during the three months ended June 30, 2021, there were fewer cancellations and a decrease in amounts paid to customers compared to the same prior year period. In the second quarter of 2020, due to the global pandemic, we had elevated cancellations and we applied our extenuating circumstances policy to cancellations resulting from COVID-19, which resulted in a significant reduction to revenue in the second quarter of 2020.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Revenue	$334,774	$1,335,196	$1,176,604	$2,222,132

Net loss	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(63,810)	11,233	(80,295)	17,542
Other expense, net	12,848	2,128	59,608	302,226
Interest expense	49,191	6,520	47,681	428,431
Interest income	(5,856)	(2,942)	(19,505)	(5,994)
Depreciation and amortization	29,928	35,536	63,800	73,788
Stock-based compensation expense(1)	39,566	232,840	81,192	462,325
Acquisition-related impacts	—	(741)	—	7,248
Net changes in lodging tax reserves	2,154	475	(82,126)	1,074
Restructuring charges	114,241	562	114,241	112,544
Adjusted EBITDA	$(397,326)	$217,394	$(731,597)	$158,756
Adjusted EBITDA as a percentage of Revenue	(119)%	16%	(62)%	7%
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

For the three months ended June 30, 2021, Free Cash Flow was $783.6 million, representing 59% of revenue, compared to $(262.6) million for the three months ended June 30, 2020. Free Cash Flow increased for the three months ended June 30, 2021 primarily due to the increase in Nights and Experiences Booked and GBV supported by people yearning to travel and the rollout of vaccines which drove higher revenue and a significant increase in cash from unearned fees.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by (used in) operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Revenue	$334,774	$1,335,196	$1,176,604	$2,222,132

Net cash provided by (used in) operating activities	$(256,462)	$791,299	$(826,292)	$1,285,667
Purchases of property and equipment	(6,186)	(7,652)	(21,853)	(15,358)
Free Cash Flow	$(262,648)	$783,647	$(848,145)	$1,270,309
Free Cash Flow as a percentage of Revenue	(78)%	59%	(72)%	57%
Other cash flow components:
Net cash provided by (used in) investing activities	$(581,070)	$325,516	$(578,811)	$(846,770)
Net cash provided by financing activities	$2,543,390	$2,333,538	$2,204,188	$3,901,072

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

We have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally, we have seen the time between when guests make their bookings on our platform and when they expect to complete their stays increase and return to pre-COVID levels. Typically, booking lead times sequentially lengthen from the fourth quarter to the first quarter when guests start to book travel for later in the year. Even taking normal seasonal patterns into consideration, we have seen lead times lengthen during the second quarter of 2021. In June 2021, lead times were almost on par with those of the same period in 2019.

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
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. For the three months ended June 30, 2020 and 2021, revenue, net of incentives and refunds provided to customers, totaled $119.6 million and $33.5 million, or 36% and 3% of revenue, respectively. For the six months ended June 30, 2020 and 2021, revenue, net of incentives and refunds provided to customers, totaled $292.7 million and $59.4 million, or 25% and 3% of revenue, respectively. The elevated level of incentives and refunds provided to customers during the three and six months ended June 30, 2020 was related to payments made to support hosts impacted by increased guest cancellations and COVID-19 related guest cancellation coupons.
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
Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to hosts and guests; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our host protection programs; and allocated costs for facilities and information technology. We expect that operations and support expense will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. We also expect operations and support expense as a percentage of revenue to decline in the second half of 2021, as we had made investments in trust and safety programs and scaled our frontline community support staff in preparation for the travel rebound during the first half of 2021. We are also investing in the near-term in initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support expense as a percentage of revenue over the longer term. We incurred additional operations and support expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.

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
Sales and Marketing
Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future, and over the long term, we expect it will decline as a percentage of revenue relative to 2019. We expect that sales and marketing expense as a percentage of revenue will be lower in the second half of 2021 than in the first half. This is partially due to the marketing campaign that we began running in February 2021 in advance of the summer travel season. We incurred additional sales and marketing expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.
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
Stock-Based Compensation
Prior to December 9, 2020, no stock-based compensation expense had been recognized for certain awards with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon our IPO, the liquidity-event performance-based condition was met and $2.8 billion of stock-based compensation expense was recognized related to these awards.
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
Other Expense, Net
Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, the change in fair value of investments and financial instruments, including the warrants issued in connection with a term loan agreement entered into in April 2020, and our share of income or loss from our equity method investments.
Our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments. In 2019, we began entering into derivative contracts to offset a portion of our exposure to the impact of movements in currency exchange rates on our transactional balances denominated in currencies other than the U.S. dollar. The effects of these derivative contracts are reflected in other expense, net.
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

In the event that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2021. Based on the analysis, we do not anticipate a permanent limitation on the existing tax attributes under Section 382, although subsequent changes in our ownership structure may create such a limitation.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$334,774	$1,335,196	$1,176,604	$2,222,132
Costs and expenses:
Cost of revenue	161,198	294,427	438,970	548,942
Operations and support(1)	160,476	208,125	382,263	393,561
Product development(1)	217,938	349,734	476,757	712,795
Sales and marketing(1)	114,837	315,323	432,016	544,448
General and administrative(1)	149,299	218,303	241,061	408,065
Restructuring charges(1)	114,241	562	114,241	112,544
Total costs and expenses	917,989	1,386,474	2,085,308	2,720,355
Loss from operations	(583,215)	(51,278)	(908,704)	(498,223)
Interest income	5,856	2,942	19,505	5,994
Interest expense	(49,191)	(6,520)	(47,681)	(428,431)
Other expense, net	(12,848)	(2,128)	(59,608)	(302,226)
Loss before income taxes	(639,398)	(56,984)	(996,488)	(1,222,886)
Provision for (benefit from) income taxes	(63,810)	11,233	(80,295)	17,542
Net loss	$(575,588)	$(68,217)	$(916,193)	$(1,240,428)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Operations and support	$855	$14,236	$1,804	$25,648
Product development	20,716	143,812	43,152	287,527
Sales and marketing	4,387	24,064	10,435	49,965
General and administrative	13,608	50,728	25,801	99,185
Restructuring charges	(1,776)	23	(1,776)	12
Stock-based compensation expense	$37,790	$232,863	$79,416	$462,337

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	48	22	37	25
Operations and support	48	16	32	18
Product development	65	26	41	32
Sales and marketing	34	24	37	25
General and administrative	45	16	20	18
Restructuring charges	34	—	10	4
Total costs and expenses	274	104	177	122
Loss from operations	(174)	(4)	(77)	(22)
Interest income	2	—	2	—
Interest expense	(15)	—	(4)	(19)
Other expense, net	(4)	—	(6)	(14)
Loss before income taxes	(191)	(4)	(85)	(55)
Provision for (benefit from) income taxes	(19)	1	(7)	1
Net loss	(172)%	(5)%	(78)%	(56)%
Comparison of the Three Months and Six Months Ended June 30, 2020 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Revenue	$334,774	$1,335,196	299%	$1,176,604	$2,222,132	89%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Revenue increased $1.0 billion, or 299%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in the number of check-ins related to Nights and Experiences Booked on our platform and higher ADRs. In addition, during the three months ended June 30, 2020, we had higher reductions to revenue largely attributable to payments made to customers related to our extenuating circumstances policy for cancellations resulting from COVID-19 totaling $112.6 million, the majority of which was recorded as reduction to revenue. Service fees as a percentage of booking value, exclusive of taxes, increased marginally as compared to the same prior year period. On a constant currency basis, revenue increased 284% compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Revenue increased $1.0 billion or 89%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher ADRs and increase in the number of check-ins related to Nights and Experiences Booked on our platform. In addition, during the six months ended June 30, 2020, we had higher reductions to revenue largely attributable to payments made to customers related to our extenuating circumstances policy for cancellations resulting from COVID-19 totaling $219.1 million, the majority of which was recorded as reduction to revenue. Service fees as a percentage of booking value, exclusive of taxes, increased marginally as compared to the same prior year period. On a constant currency basis, revenue increased 83% compared to the six months ended June 30, 2020.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Cost of revenue	$161,198	$294,427	83%	$438,970	$548,942	25%
Percentage of revenue	48%	22%		37%	25%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased $133.2 million, or 83%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change was primarily due to a $128.6 million increase in merchant fees and an increase of $10.0 million amortization expense for internally developed software and acquired technology, partially offset by a $11.1 million decrease in chargebacks. For the three months ended June 30, 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $97.7 million and $215.2 million, respectively, which represented 3% and 2% of GBV, respectively. The increase in merchant fees is primarily due to increased dollar value of payments processed through our platform associated with the growth in GBV.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased $110.0 million, or 25%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily due to a $133.9 million increase in merchant fees and an increase of $18.8 million amortization expense for internally developed software and acquired technology, partially offset by a $23.0 million decrease in chargebacks and a $15.5 million decrease in the cost of data hosting services. For the six months ended June 30, 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $289.6 million and $400.5 million, respectively, which represented 3% and 2% of GBV, respectively. The increase in merchant fees is primarily due to increased dollar value of payments processed through our platform associated with the growth in GBV.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Operations and support	$160,476	$208,125	30%	$382,263	$393,561	3%
Percentage of revenue	48%	16%		32%	18%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Operations and support expense increased $47.6 million, or 30%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change was primarily due to a $19.3 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, a $13.3 million increase in insurance costs, and a $11.0 million increase in third-party community support personnel and customer relations costs. The increase in insurance costs was largely due to more Nights and Experiences Booked, particularly in the U.S.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Operations and support expense increased $11.3 million, or 3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily due to a $33.5 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, and a $19.5 million increase in insurance costs, partially offset by a $43.0 million decrease in third-party community support personnel and customer relations costs, largely due to lower call center and consultancy services.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Product development	$217,938	$349,734	60%	$476,757	$712,795	50%
Percentage of revenue	65%	26%		41%	32%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Product development expense increased $131.8 million, or 60%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change was primarily due to a $133.8 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, and a $7.2 million increase in third-party service providers, partially offset by a decrease in allocated costs for facilities and information technology of $6.6 million primarily due to lower headcount.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Product development expense increased $236.0 million, or 50%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily due to a $263.4 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in allocated costs for facilities and information technology of $23.3 million primarily due to lower headcount.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Brand and performance marketing	$32,994	$208,900	533%	$250,842	$328,109	31%
Field operations and policy	81,843	106,423	30%	181,174	216,339	19%
Total sales and marketing	$114,837	$315,323	175%	$432,016	$544,448	26%
Percentage of revenue	34%	24%		37%	25%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Sales and marketing expense increased $200.5 million, or 175%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change was primarily due to a $188.7 million increase in marketing activities and a $22.1 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in customer relations expense of $7.8 million. Total brand and performance marketing increased $175.9 million, primarily driven by an increase in brand marketing. Total field operations and policy expense increased $24.6 million from the same period in 2020.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Sales and marketing expense increased $112.4 million, or 26%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily due to a $117.1 million increase in marketing activities, and a $40.0 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in allocated costs for facilities and information technology of $11.4 million, and decreases in customer relations expense and coupon and referral expense of $11.1 million and $8.8 million, respectively. Total brand and performance marketing increased $77.3 million, driven by an increase in brand marketing, partially offset by a reduction of performance marketing. In March 2020, driven by COVID-19, we paused our sales and marketing investments in new initiatives and significantly reduced our performance marketing spend. We implemented a marketing strategy that shifted our marketing mix towards brand marketing spend and away from spending on performance marketing. During the six months ended June 30, 2021, we launched our Made possible by Hosts television and digital channels campaign in five of our largest markets. We also launched an accompanying digital campaign focused on recruiting new hosts. Total field operations and policy expense increased $35.2 million from the same period in 2020.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
General and administrative	$149,299	$218,303	46%	$241,061	$408,065	69%
Percentage of revenue	45%	16%		20%	18%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

General and administrative expense increased $69.0 million, or 46%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change was primarily due to an increase of $51.6 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, an increase of $23.1 million associated with litigation and regulatory fines, a $15.7 million increase in operational taxes, and a $15.4 million increase in allocated costs for facilities and information technology. These movements were partially offset by a $34.4 million decrease in bad debt expense.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

General and administrative expense increased $167.0 million, or 69%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily due to an increase of $98.3 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, a prior year $81.7 million reduction in our reserve for lodging taxes in jurisdictions in which management no longer believed a liability was probable following a favorable outcome in a related legal proceeding, and an increase of $49.3 million in allocated costs for facilities and information technology. These movements were partially offset by a $54.2 million decrease in bad debt expense.
Restructuring Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Restructuring charges	$114,241	$562	(100)%	$114,241	$112,544	(1)%
Percentage of revenue	34%	—%		10%	4%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Restructuring charges totaled $114.2 million and $0.6 million for the three months ended June 30, 2020 and 2021, respectively. In May 2020, we announced a reduction in force resulting in restructuring charges that primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Restructuring charges totaled $114.2 million and $112.5 million for the six months ended June 30, 2020 and 2021, respectively. In March 2021, we ceased use of a leased office and made the office available for sublease resulting in an additional lease impairment.
Interest Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Interest income	$5,856	$2,942	(50)%	$19,505	$5,994	(69)%
Percentage of revenue	2%	—%		2%	—%
Interest expense	$(49,191)	$(6,520)	(87)%	$(47,681)	$(428,431)	799%
Percentage of revenue	(15)%	—%		(4)%	(19)%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Interest income decreased $2.9 million, or 50%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $42.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the interest of $44.2 million owed on the term loans issued in April 2020 which were retired in March 2021.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Interest income decreased $13.5 million, or 69%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense increased $380.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to the section titled “Liquidity and Capital Resources — Loan Agreements” below for further information.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Other expense, net	$(12,848)	$(2,128)	(83)%	$(59,608)	$(302,226)	407%
Percentage of revenue	(4)%	—%		(6)%	(14)%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

Other expense, net decreased $10.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The favorable change was primarily driven by the $12.0 million of fair-value remeasurement on our warrants issued in connection with our second lien loan and impairment charges of $7.5 million related to an investment in a private company recorded during 2020, partially offset by a $9.0 million increase in net realized and unrealized foreign exchange losses.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020

Other expense, net increased $242.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was primarily driven by $280.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan and a $45.7 million increase in net realized and unrealized foreign exchange losses, partially offset by a $53.1 million reduction in impairment charges and a $26.4 million increase in net realized and unrealized gains on our investments. During the six months ended June 30, 2021, the warrants issued in connection with our second lien loan were reclassified to equity and will no longer require fair value remeasurement.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(63,810)	$11,233	*	$(80,295)	$17,542	*
*Not meaningful
Three Months Ended June 30, 2021 Compared with the Same Period in 2020

The provision for income taxes in the three months ended June 30, 2021 increased $75.0 million, compared to the same period in 2020, primarily due to the benefit recognized in the prior year quarter from the five-year net operating loss carryback provision of the CARES Act and increased foreign taxes.

Six Months Ended June 30, 2021 Compared with the Same Period in 2020

The provision for income taxes in the six months ended June 30, 2021 increased $97.8 million, compared to the same period in 2020, primarily due to the benefit recognized in the prior year period from the five-year net operating loss carryback provision of the CARES Act and increased foreign taxes.

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

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $7.4 billion. As of June 30, 2021, cash and cash equivalents of $5.7 billion, which included $1.7 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2021, marketable securities of $1.7 billion included an immaterial amount held by foreign subsidiaries. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $6.3 billion as of June 30, 2021 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

The 2026 Notes are senior unsecured obligations and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the 2026 Notes were $1,979.2 million, after deducting the initial purchasers’ commissions and debt issuance costs.

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

In connection with the Second Lien Loan, we issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustments upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be settled in cash or in net shares at the holder’s option. The fair value of the warrants of $116.6 million at issuance was recorded as a liability on the condensed consolidated balance sheet, and the warrant liability is remeasured to fair value at each reporting date as long as the warrants remain outstanding and unexercised with changes in fair value recorded in other expense, net in the condensed consolidated statements of operations. We amended the anti-dilution feature in the warrant agreements in March 2021, which resulted in a change in classification from liability to equity. Accordingly, we recorded $292.0 million in other expense through March 30, 2021, the modification date. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification.

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

As of June 30, 2021, there were no borrowings outstanding on the 2020 Credit Facility and outstanding letters of credit totaled approximately $15.5 million.

2016 Credit Facility

In April 2020, we terminated our 2016 Credit Facility, which provided an initial borrowing commitment by a group of lenders led by Bank of America, N.A. of $1.0 billion. The 2016 Credit Facility also provided a $100.0 million sub-limit for the issuance of letters of credit.

The 2016 Credit Facility contained customary affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. On April 17, 2020, we terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of June 30, 2021, letters of credit formerly under the 2016 Credit Facility totaled $14.3 million and were collateralized by $14.8 million of restricted cash on the condensed consolidated balance sheet.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(826,292)	$1,285,667
Net cash used in investing activities	(578,811)	(846,770)
Net cash provided by financing activities	2,204,188	3,901,072
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69,563)	(55,754)
Net increase in cash, cash equivalents and restricted cash	$729,522	$4,284,215
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was $1.3 billion. Our net loss for the six months ended June 30, 2021 was $1.2 billion, adjusted for non-cash charges, primarily consisting of $462.3 million of stock-based compensation expense, $377.2 million of loss on extinguishment of debt, $292.0 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $112.5 million of impairment of long-lived assets, and $73.8 million of depreciation and amortization. Additional cash was provided by changes in working capital, including a $1.1 billion increase in unearned fees resulting from significantly higher bookings.
Net cash used in operating activities for the six months ended June 30 2020 was $826.3 million. Our net loss for the six months ended June 30, 2020 was $916.2 million, adjusted for non-cash charges, primarily consisting of $79.4 million of stock-based compensation expense, $63.8 million of depreciation and amortization, $63.8 million of bad debt expense, $53.1 million of impairment charges of investments, and $34.4 million of losses on investments. Additional uses of cash flows resulted from changes in working capital, including a $95.6 million decrease in accrued expenses and other liabilities and $85.9 million decrease in accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $846.8 million, which was primarily used to purchase marketable securities of $2.8 billion, partially offset by proceeds from sales and maturities of marketable securities of $1.2 billion and $803.5 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2020 was $578.8 million, which was primarily used to purchase marketable securities of $1.2 billion, partially offset by proceeds from sales and maturities of marketable securities of $110.1 million and $528.7 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $3.9 billion, primarily reflecting change in funds payable and amounts payable to customers of $4.1 billion and proceeds from the issuance of convertible senior notes, net of issuance costs, of $2.0 billion, partially offset by the repayment of long-term debt and related prepayment penalty of $2.0 billion and $212.9 million, respectively.

Net cash provided by financing activities for the six months ended June 30, 2020 was $2.2 billion, primarily reflecting the proceeds from the issuance of long-term debt and warrants, net of issuance costs, of $1.9 billion and change in funds payable and amounts payable to customers of $275.7 million.
Effect of Exchange Rates
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2020 and 2021, we recorded a $69.6 million and $55.8 million reduction in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and hosts.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Commitments
As of June 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2020 Annual Report, except for the repayment of the First Lien Loan and Second Lien Loan and issuance of the 2026 Notes.
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
Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2021, we collect and remit lodging taxes in more than 30,100 jurisdictions on behalf of our hosts, and lodging taxes are primarily collected in the United States and France. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $52.9 million and $54.3 million as of December 31, 2020 and June 30, 2021, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.
We are currently involved in a few lawsuits brought by certain states and localities involving the payment of lodging taxes. These jurisdictions are asserting that we are liable or jointly liable with hosts to collect and remit lodging taxes. These lawsuits are in various stages and we continue to vigorously defend these claims. We believe that the statutes at issue impose a lodging tax obligation on the person exercising the taxable privilege of providing accommodations, our hosts. The ultimate resolution of these lawsuits cannot be determined at this time.

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
Any impairments to right-of-use (“ROU”) assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For lease assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the six months ended June 30, 2021, we recorded $75.3 million of ROU asset impairment charges and $37.2 million leasehold improvements impairment charges within restructuring charges in the condensed consolidated statement of operations.
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
Foreign Currency Exchange Risk
We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the second quarter of 2021 were the Euro, British Pound, Australian Dollar, Canadian Dollar, Chinese Yuan and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.
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
For revenue and cost of revenue associated with bookings on our platform outside of the United States, we generally receive net foreign currency amounts and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other expense, net in our condensed consolidated statements of operations. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments.
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
If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of June 30, 2021, it would not have had a material impact on our consolidated financial statements.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $5.7 billion and marketable securities of $1.7 billion as of June 30, 2021, which consisted of highly-liquid investment grade corporate debt securities, certificates of deposit, and U.S. government and agency bonds. As of June 30, 2021, we had an additional $6.3 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of June 30, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These matters also include the following:
•In 2019, the Dutch special-purpose claims vehicle Twee Heren B.V. (“Twee Heren”) filed a claim against Airbnb Ireland UC (“Airbnb”) alleging that Airbnb improperly collected guest fees for certain real estate transactions. On July 16, 2021, the Advocate General at the Dutch High Court issued a non-binding opinion regarding preliminary questions referred by the Rotterdam District Court in this matter. The opinion of the Advocate General recommends that the Dutch High Court rule against Airbnb on certain issues relevant to the Twee Heren case. Airbnb continues to dispute these claims and plans also to file a response in opposition to various points made in the opinion of the Advocate General. On July 12, 2021, the Dutch Foundation for Mass Damages and Consumers (“MD&C”) filed a purported class action against Airbnb asserting claims similar to the claim in the Twee Herein matter on behalf of all guests who paid fees to Airbnb. The Advocate General's opinion, while issued in connection with the case filed by Twee Heren, addresses certain issues that also arise in the purported class action filed by MD&C.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the reports referenced above, together with all of the other information in such reports and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.
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

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: August 13, 2021		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: August 13, 2021		David E. Stephenson Chief Financial Officer (Principal Financial Officer)