Form 10-Q
period 2021-09-30
Airbnb, Inc.
filed 2021-11-05
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2021, 346,824,025 shares of the registrant's Class A common stock were outstanding 279,364,902 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our ability to successfully defend litigation brought against us;
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
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness;
•our plan to make distributions of our Host Endowment Fund; and
•our intended use of the net proceeds from our initial public offering.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, and any subsequent filings, as well as those identified in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	As of December 31,	As of September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$5,480,557	$5,994,698
Marketable securities	910,700	1,926,005
Restricted cash	33,846	14,764
Funds receivable and amounts held on behalf of customers	2,181,329	3,940,494
Prepaids and other current assets (including customer receivables of $189,753 and $148,753 and allowances of $90,547 and $35,004, respectively)	309,954	344,956
Total current assets	8,916,386	12,220,917
Property and equipment, net	270,194	173,876
Operating lease right-of-use assets	384,068	280,058
Intangible assets, net	75,886	57,981
Goodwill	655,801	653,639
Other assets, noncurrent	189,164	195,532
Total assets	$10,491,499	$13,582,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,898	$97,093
Operating lease liabilities, current	56,586	65,578
Accrued expenses and other current liabilities	2,414,071	1,563,734
Funds payable and amounts payable to customers	2,181,329	3,940,494
Unearned fees	407,895	892,415
Total current liabilities	5,139,779	6,559,314
Long-term debt, net of current portion	1,815,562	1,981,496
Operating lease liabilities, noncurrent	430,905	383,924
Other liabilities, noncurrent	203,470	208,335
Total liabilities	7,589,716	9,133,069
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2020 and September 30, 2021; 115,500 and 346,255 shares of Class A common stock issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2020 and September 30, 2021; 483,697 and 279,424 shares of Class B common stock issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2020 and September 30, 2021, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2020 and September 30, 2021; 26,000 shares of Class H common stock authorized as of December 31, 2020 and September 30, 2021; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2020 and September 30, 2021
	60	62
Additional paid-in capital	8,904,791	10,864,266
Accumulated other comprehensive income (loss)	2,639	(3,152)
Accumulated deficit	(6,005,707)	(6,412,242)
Total stockholders’ equity	2,901,783	4,448,934
Total liabilities and stockholders’ equity	$10,491,499	$13,582,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$1,342,331	$2,237,432	$2,518,935	$4,459,564
Costs and expenses:
Cost of revenue	227,325	311,580	666,295	860,522
Operations and support	166,106	228,330	548,369	621,891
Product development	213,920	344,410	690,677	1,057,205
Sales and marketing	113,494	290,856	545,510	835,304
General and administrative	180,021	210,748	421,082	618,813
Restructuring charges	22,728	(465)	136,969	112,079
Total costs and expenses	923,594	1,385,459	3,008,902	4,105,814
Income (loss) from operations	418,737	851,973	(489,967)	353,750
Interest income	4,325	2,962	23,830	8,956
Interest expense	(59,867)	(6,649)	(107,548)	(435,080)
Other income (expense), net	(56,143)	2,172	(115,751)	(300,054)
Income (loss) before income taxes	307,052	850,458	(689,436)	(372,428)
Provision for income taxes	87,724	16,565	7,429	34,107
Net income (loss)	$219,328	$833,893	$(696,865)	$(406,535)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$—	$1.34	$(2.64)	$(0.67)
Diluted	$—	$1.22	$(2.64)	$(0.67)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	265,137	621,012	263,726	611,311
Diluted	299,206	681,916	263,726	611,311
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income (loss)	$219,328	$833,893	$(696,865)	$(406,535)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(1,010)	(468)	2,935	(1,589)
Foreign currency translation adjustments	5,388	(2,691)	(1,392)	(4,202)
Other comprehensive income (loss)	4,378	(3,159)	1,543	(5,791)
Comprehensive income (loss)	$223,706	$830,734	$(695,322)	$(412,326)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of June 30, 2020	239,624	$3,231,502	266,336	$26	$697,758	$(7,245)	$(2,337,184)	$(1,646,645)
Net income	—	—	—	—	—	—	219,328	219,328
Other comprehensive income	—	—	—	—	—	4,378	—	4,378
Capital contribution from founders	—	—	—	—	14,615	—	—	14,615
Exercise of common stock options	—	—	1,028	—	2,743	—	—	2,743
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	70	—	(63)	—	—	(63)
Stock-based compensation	—	—	—	—	29,360	—	—	29,360
Balances as of September 30, 2020	239,624	$3,231,502	267,434	$26	$744,413	$(2,867)	$(2,117,856)	$(1,376,284)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of June 30, 2021	—	$—	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201
Net income	—	—	—	—	—	—	833,893	833,893
Other comprehensive loss	—	—	—	—	—	(3,159)	—	(3,159)
Exercise of common stock options	—	—	3,002	—	20,733	—	—	20,733
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	3,671	—	(9,922)	—	—	(9,922)
Stock-based compensation	—	—	—	—	214,188	—	—	214,188
Balances as of September 30, 2021	—	$—	625,679	$62	$10,864,266	$(3,152)	$(6,412,242)	$4,448,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	239,624	$3,231,502	263,814	$26	$617,690	$(4,410)	$(1,420,991)	$(807,685)
Net loss	—	—	—	—	—	—	(696,865)	(696,865)
Other comprehensive income	—	—	—	—	—	1,543	—	1,543
Capital contribution from founders	—	—	—	—	14,615	—	—	14,615
Cancellation of restricted stock awards	—	—	(21)	—	—	—	—	—
Exercise of common stock options	—	—	3,266	—	5,411	—	—	5,411
Exercise of common stock warrants	—	—	238	—	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	137	—	(2,079)	—	—	(2,079)
Stock-based compensation	—	—	—	—	108,776	—	—	108,776
Balances as of September 30, 2020	239,624	$3,231,502	267,434	$26	$744,413	$(2,867)	$(2,117,856)	$(1,376,284)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	—	—	(406,535)	(406,535)
Other comprehensive loss	—	—	—	—	—	(5,791)	—	(5,791)
Exercise of common stock options	—	—	14,139	2	104,586	—	—	104,588
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	11,877	—	(32,714)	—	—	(32,714)
Reclassification of derivative warrant liability to equity	—	—	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	—	—	(100,200)	—	—	(100,200)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	—	—	685,171	—	—	685,171
Balances as of September 30, 2021	—	$—	625,679	$62	$10,864,266	$(3,152)	$(6,412,242)	$4,448,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(696,865)	$(406,535)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	93,438	107,475
Bad debt expense	85,531	16,959
Stock-based compensation expense	108,776	673,126
Impairment of investments	82,125	—
(Gain) loss on investments, net	26,969	(9,581)
Change in fair value of warrant liability	41,160	291,987
Amortization of debt discount and debt issuance costs	11,706	7,402
Noncash interest expense, net	17,365	7,471
Foreign exchange (gain) loss	(63,177)	7,345
Impairment of long-lived assets	25,271	112,545
Loss from extinguishment of debt	—	377,248
Other, net	(17,251)	6,361
Changes in operating assets and liabilities:
Prepaids and other assets	(816)	(57,168)
Operating lease right-of-use assets	5,665	28,502
Accounts payable	(106,139)	18,034
Accrued expenses and other liabilities	90,208	177,542
Operating lease liabilities	20,484	(34,365)
Unearned fees	(215,072)	484,497
Net cash provided by (used in) operating activities	(490,622)	1,808,845
Cash flows from investing activities:
Purchases of property and equipment	(29,489)	(20,864)
Purchases of marketable securities	(1,999,663)	(3,628,566)
Sales of marketable securities	206,667	1,233,696
Maturities of marketable securities	1,005,881	1,393,215
Other investing activities, net	500	—
Net cash used in investing activities	(816,104)	(1,022,519)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from financing activities:
Proceeds from issuance of long-term debt and warrants, net of issuance costs	$1,928,880	$—
Principal repayment of long-term debt	(2,500)	(1,995,000)
Prepayment penalty on long-term debt	—	(212,883)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,979,166
Purchases of capped calls related to convertible senior notes	—	(100,200)
Proceeds from the issuance of common stock under employee stock purchase plan	—	25,464
Proceeds from exercise of stock options	5,411	104,588
Change in funds payable and amounts payable to customers	(769,029)	1,809,225
Other financing activities, net	11,445	(32,714)
Net cash provided by financing activities	1,174,207	1,577,646
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35,210	(159,006)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(97,309)	2,204,966
Cash, cash equivalents, and restricted cash, beginning of period	5,143,443	7,668,252
Cash, cash equivalents, and restricted cash, end of period	$5,046,134	$9,873,218
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$10,453	$14,299
Cash paid for interest	$77,576	$47,717
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
COVID-19 Pandemic
During 2020, the coronavirus disease (“COVID-19”) pandemic severely restricted the level of economic activity globally and continues to have an unprecedented effect on the global travel and hospitality industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations, led to unprecedented levels of booking cancellations. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Delta variant which emerged in the first half of 2021, that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.
The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2020 and September 30, 2021, the Company’s consolidated VIEs were not material to the consolidated financial statements.
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

The COVID-19 pandemic has created and is expected to continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact the Company’s results of operations. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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

	As of
	December 31, 2020	September 30, 2021
Cash and cash equivalents	$5,480,557	$5,994,698
Cash and cash equivalents included in Funds receivable and amounts held on behalf of customers	2,153,849	3,863,756
Restricted cash	33,846	14,764
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$7,668,252	$9,873,218
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
The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the host, less the fees due from the host to the Company. The Company’s ToS stipulates that a host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2020 and September 30, 2021. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances because they are subject to refund in the event of a cancellation.
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

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2020 and September 30, 2021, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2020 and September 30, 2021.

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
The following table summarizes total payments made to customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Reductions to revenue	$54,534	$50,230	$347,230	$109,584
Charges to operations and support	24,368	20,838	63,015	48,336
Charges to sales and marketing expense	7,435	13,337	50,381	35,454
Total payments made to customers	$86,337	$84,405	$460,626	$193,374
Recently Adopted Accounting Standards
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public companies, the guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. For public companies, the guidance was effective for fiscal years

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

beginning after December 15, 2020, and interim periods within those fiscal years. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Early adoption was not permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance and may be applied at the beginning of the interim period that includes March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarified the scope of Topic 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference London Interbank Offered Rate or another reference rate that is expected to be discontinued as a result of the reference rate reform. The standard is effective upon issuance and may be applied retroactively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to any new modifications within an interim period including or subsequent to January 7, 2021, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for public entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
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
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of September 30, 2021				Classification as of September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$367,619	$—	$—	$367,619	$28,000	$339,619	$—	$—
Government bonds(1)	467,158	20	—	467,178	—	870	—	466,308
Commercial paper	1,478,883	2	—	1,478,885	504,997	973,888	—	—
Corporate debt securities	634,161	516	(1,675)	633,002	44,637	576,888	11,477	—
Mortgage-backed and asset-backed securities	34,481	519	(260)	34,740	—	34,740	—	—
Total	$2,982,302	$1,057	$(1,935)	$2,981,424	$577,634	$1,926,005	$11,477	$466,308
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers
As of September 30, 2021, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.
Before reclassifications of gains and losses from accumulated other comprehensive income on the condensed consolidated balance sheets to other income (expense), net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three and nine months ended September 30, 2020 and 2021, were not material. Realized gains and losses reclassified from accumulated other comprehensive income to other income (expense), net were not material for the three and nine months ended September 30, 2020 and 2021.
Debt securities in an unrealized loss position had an estimated fair value of $229.7 million and unrealized losses of $1.7 million as of December 31, 2020, and an estimated fair value of $437.0 million and unrealized losses of $1.9 million as of September 30, 2021. An immaterial amount of securities were in a continuous unrealized loss position for more than twelve months as of both December 31, 2020 and September 30, 2021.
The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	As of December 31, 2020		As of September 30, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,805,934	$3,806,059	$2,940,060	$2,940,499
Due in one year to five years	98,828	99,255	28,315	27,140
Due within five to ten years	5,254	5,436	11,258	11,121
Due beyond ten years	2,848	2,818	2,669	2,664
Total	$3,912,864	$3,913,568	$2,982,302	$2,981,424
Equity Investments

Equity Investments with Readily Determinable Fair Values

As of December 31, 2020 and September 30, 2021, the Company had marketable equity investments with readily determinable fair value totaling $155.2 million and zero, respectively, which consisted of mutual funds measured at fair value and classified within marketable securities on the condensed consolidated balance sheet.
Gains and Losses on Marketable Equity Investments

Net unrealized gains (losses) on marketable equity investments were $9.4 million and $(19.5) million for the three and nine months ended September 30, 2020, respectively. Net realized losses on marketable equity investments were $1.2 million for both the three and nine months ended September 30, 2020. During the nine months ended September 30, 2021, the marketable equity investments were sold, and the Company realized a net gain (loss) of $0.9 million and $(13.4) million for the three and nine months ended September 30, 2021, respectively. The realized and unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity investments without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $78.1 million as of both December 31, 2020 and September 30, 2021, and are classified within other assets on the condensed consolidated balance

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

sheets. These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.

The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Carrying value, beginning of period	$78,074	$78,074	$131,210	$78,074
Downward adjustments for observable price changes and impairments	—	—	(53,136)	—
Carrying value, end of period	$78,074	$78,074	$78,074	$78,074
As of December 31, 2020 and September 30, 2021, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity investments without readily determinable fair value during the three and nine months ended September 30, 2020 and 2021, respectively. The Company recorded no impairment charges for the three months ended September 2020, and recorded impairment charges of $53.1 million for the nine months ended September 30, 2020, and the Company did not record any impairment charges during the three and nine months ended September 30, 2021. As of September 30, 2021, the cumulative impairment charges for the Company’s equity investments without readily determinable fair value were $53.1 million.
Note 4. Fair Value Measurements and Financial Instruments
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$22,676	$—	$—	$22,676
Certificates of deposit	278,281	—	—	278,281
U.S. government debt securities	—	1,392,966	—	1,392,966
Commercial paper	—	779,527	—	779,527
Corporate debt securities	—	229,633	—	229,633
	300,957	2,402,126	—	2,703,083
Marketable securities:
Certificates of deposit	142,991	—	—	142,991
U.S. government and government agency debt securities	—	65,867	—	65,867
Commercial paper	—	241,623	—	241,623
Corporate debt securities	—	267,618	—	267,618
Mortgage-backed and asset-backed securities	—	37,353	—	37,353
Mutual funds	—	155,248	—	155,248
	142,991	767,709	—	910,700
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,219	—	466,219
Prepaids and other current assets:
Foreign exchange derivative assets	—	12,478	—	12,478
Other assets, noncurrent:
Corporate debt securities	—	—	11,490	11,490
Total assets at fair value	$443,948	$3,648,532	$11,490	$4,103,970
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$32,250	$—	$32,250
Derivative warrant liability (Note 6)	—	—	985,181	985,181
Total liabilities at fair value	$—	$32,250	$985,181	$1,017,431

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,802,999	$—	$—	$1,802,999
Certificates of deposit	28,000	—	—	28,000
Commercial paper	—	504,997	—	504,997
Corporate debt securities	—	44,637	—	44,637
	1,830,999	549,634	—	2,380,633
Marketable securities:
Certificates of deposit	339,619	—	—	339,619
U.S. government and government agency debt securities	—	870	—	870
Commercial paper	—	973,888	—	973,888
Corporate debt securities	—	576,888	—	576,888
Mortgage-backed and asset-backed securities	—	34,740	—	34,740
	339,619	1,586,386	—	1,926,005
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,308	—	466,308
Prepaids and other current assets:
Foreign exchange derivative assets	—	23,144	—	23,144
Other assets, noncurrent:
Corporate debt securities	—	—	11,477	11,477
Total assets at fair value	$2,170,618	$2,625,472	$11,477	$4,807,567
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$3,831	$—	$3,831
Total liabilities at fair value	$—	$3,831	$—	$3,831

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31, 2020		September 30, 2021
	Derivative Warrant Liability	Other Assets, Noncurrent	Derivative Warrant Liability	Other Assets, Noncurrent
Balance, beginning of period	$—	$13,029	$985,181	$11,490
Additions	116,641	—	—	—
Reclassifications to equity	—	—	(1,277,168)	—
Total realized and unrealized gains (losses):
Included in earnings	868,540	—	291,987	—
Included in other comprehensive income (loss)	—	(1,539)	—	(13)
Balance, end of period	$985,181	$11,490	$—	$11,477
Changes in unrealized gains or losses included in other comprehensive income (loss) related to investments held at the reporting date	$—	$(1,539)	$—	$(13)
There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2021.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other income (expense), net through March 30, 2021, the modification date, and as such the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 6, Debt, for additional information.

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
Derivatives Not Designated as Hedging Instruments
As of December 31, 2020, the fair value of foreign exchange derivative assets and liabilities totaled $12.5 million and $32.3 million, respectively, with the aggregate notional amount totaling $1.4 billion. As of September 30, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $23.1 million and $3.8 million, respectively, with the aggregate notional amount totaling $1.7 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
The Company recorded total net realized gains (losses) of $(37.0) million and $26.8 million for the three months ended September 30, 2020 and 2021, respectively, and $(28.6) million and $3.2 million for the nine months ended September 30, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities.

The Company recorded total net unrealized gains (losses) of $8.3 million and $3.7 million for the three months ended September 30, 2020 and 2021, respectively, and $(4.5) million and $39.1 million for the nine months ended September 30, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities.

The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.
The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2020, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $11.4 million, resulting in net derivative assets of $1.1 million and net derivative liabilities of $20.9 million. As of September 30, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $3.8 million, resulting in net derivative assets of $19.3 million.
Note 5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2020	September 30, 2021
Indirect tax reserves	$188,309	$195,010
Indirect taxes payable	153,255	380,497
Travel credit liability	209,739	90,764
Compensation and related benefits	380,164	399,576
Derivative warrant liability (Note 6)	985,181	—
Foreign exchange derivative liabilities	32,250	3,831
Current portion of long-term debt and accrued interest expense	26,755	—
Contingent consideration liability	23,096	33,544
Sales and marketing	25,437	56,114
Income and other tax liabilities	12,002	27,431
Other	377,883	376,967
Total accrued expenses and other current liabilities	$2,414,071	$1,563,734

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Debt
The following table summarizes the Company’s outstanding debt (in thousands):

	December 31, 2020		September 30, 2021
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Convertible senior notes	$—	—	$2,000,000	0.2%
First lien loan due April 2025	995,000	9.5%	—	—
Second lien loan due July 2025	1,000,000	15.1%	—	—
Total debt	1,995,000		2,000,000
Less: Unamortized debt discount and debt issuance costs	(169,438)		(18,504)
Less: Current portion of long-term debt	(10,000)		—
Total long-term debt, net of current portion	$1,815,562		$1,981,496
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

Debt issuance costs related to the 2026 Notes totaled $20.8 million and was comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the three and nine months ended September 30, 2021, interest expense of $1.0 million and $2.3 million, respectively, was recorded for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of September 30, 2021, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of September 30, 2021, the total estimated fair value of the 2026 Notes was $2.0 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.
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
The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. For the three and nine months ended September 30, 2020, interest expense of $56.4 million and $100.5 million, respectively, was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.

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
On April 17, 2020, the Company terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020 and September 30, 2021, letters of credit formerly under the 2016 Credit Facility totaled $32.9 million and $14.3 million, respectively, and were secured by cash collateral of $33.8 million and $14.8 million, respectively, which was recorded as restricted cash on the condensed consolidated balance sheet.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2020 Credit Facility
On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for an initial borrowing commitment by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2021. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and September 30, 2021 and outstanding letters of credit totaled $21.4 million and $15.5 million as of December 31, 2020 and September 30, 2021, respectively.
Note 7. Stockholders’ Equity (Deficit)
Stock Option and Restricted Stock Unit Activity
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Expected dividend yield	—	—	—	—
Volatility	43.2%	44.2%	39.1% - 44.2%	44.2% - 44.9%
Expected term (years)	8.0	8.0	5.1 - 8.0	8.0
Risk-free interest rate	0.5%	1.1%	0.4% - 1.5%	1.1%- 1.5%

A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2020	86,420	41,421	$12.48	47,754	$40.01
Granted	(8,733)	715	191.08	8,018	181.18
Shares withheld for taxes	353	—	—	(353)	54.85
Exercised/Vested	—	(14,139)	7.40	(11,877)	53.16
Canceled	3,150	(224)	55.14	(2,926)	62.96
As of September 30, 2021	81,190	27,773	18.47	40,616	62.25

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of September 30, 2021	27,773	$18.47	3.78	$4,159,706
Options exercisable as of September 30, 2021	24,049	11.97	3.01	$3,748,286
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to the Company’s restricted common stock (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock as of December 31, 2020	718	$62.33
Issued	—	—
Vested	(65)	62.41
Unvested restricted common stock as of September 30, 2021	653	62.33

Stock-Based Compensation

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operations and support	$1,065	$11,162	$2,869	$36,810
Product development	20,936	131,277	64,088	418,804
Sales and marketing	1,544	23,711	11,979	73,676
General and administrative	5,888	44,689	31,689	143,874
Restructuring charges	(73)	(50)	(1,849)	(38)
Stock-based compensation expense	$29,360	$210,789	$108,776	$673,126
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

2020 Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to the ESPP of $24.7 million and $89.5 million, respectively. During the three months ended September 30, 2021, there were no purchases of shares under the ESPP. During the nine months ended September 30, 2021, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $57.80 per share, resulting in net cash proceeds of $25.5 million.
Note 8. Commitments and Contingencies
Commitments
The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of September 30, 2021, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Extenuating Circumstances Policy
In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250.0 million for hosts and an additional $17.0 million fund for Superhosts, the majority of which was distributed as of December 31, 2020. The reservations eligible for this $250.0 million host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible hosts are entitled to receive 25% of the amount they would have received from guests under the host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to hosts (excluding Superhosts), of $1.7 million and $1.0 million for the three months ended September 30, 2020 and 2021, respectively, and $204.4 million and $3.5 million for the nine months ended September 30, 2020 and 2021, respectively, in its condensed consolidated statement of operations.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Lodging Tax Obligations and Other Non-Income Tax Matters
Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2021, the Company collects and remits Lodging Taxes in more than 30,400 jurisdictions on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
As of December 31, 2020 and September 30, 2021, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $84.0 million and $233.0 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2020 and September 30, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $52.9 million and $57.3 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.
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

As of December 31, 2020 and September 30, 2021, the Company accrued a total of $134.4 million and $136.5 million of estimated tax liabilities, including interest, related to hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and transactional taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $100.0 million to $120.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2020 and September 30, 2021, the Company accrued a total of $65.9 million and $24.6 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

The Company is subject to regular payroll tax examinations by various state and local jurisdictions. Although management believes its tax withholding remittance practices are appropriate, the Company may be subject to additional tax liabilities, including interest and penalties, if any tax authority disagrees with the Company’s withholding and remittance practices, or if there are changes in laws, regulations, administrative practices, principles or interpretations related to payroll tax withholding in the various state and local jurisdictions.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

In 2019, the Dutch special-purpose claims vehicle Twee Heren B.V. (“Twee Heren”) filed a claim against Airbnb Ireland UC (“Airbnb Ireland”) alleging that Airbnb Ireland improperly collected guest fees for certain real estate transactions. On July 16, 2021, the Advocate General at the Dutch High Court issued a non-binding opinion regarding preliminary questions referred by the Rotterdam District Court in this matter. The opinion of the Advocate General recommends that the Dutch High Court rule against Airbnb Ireland on certain issues relevant to the Twee Heren case. Airbnb Ireland continues to dispute these claims and has filed a response in opposition to various points made in the opinion of the Advocate General. Airbnb Ireland has requested that certain questions of European law be referred to the Court of Justice of the European Union (“CJEU”). On July 12, 2021, the Dutch Foundation for Mass Damages and Consumers (“MD&C”) filed a purported class action against Airbnb Ireland asserting claims similar to the claim in the Twee Heren matter on behalf of all guests who paid fees to Airbnb Ireland. The Advocate General's opinion, while issued in connection with the case filed by Twee Heren, addresses certain issues that also arise in the purported class action filed by MD&C. The Dutch Consumentenbond also filed a purported class action in October 2021. Were the Dutch Supreme Court to rule against Airbnb Ireland, Airbnb Ireland could be liable for certain past guest fees that it has charged Dutch consumers, which could be significant.

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

The Company has been and is currently party or subject to various other government inquiries, investigations and proceedings related to legal and regulatory requirements. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) continues to review the Company’s prior disclosures relating to its compliance with U.S. economic and trade sanctions regulations regarding Cuba. Based on the Company’s communications with OFAC to date, the Company does not anticipate that resolution of this matter will be material to the Company’s business, results of operations, financial position, and cash flows.
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

Depending on the nature of the proceeding, claim, or investigation, the Company may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.
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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $87.7 million and $16.6 million for the three months ended September 30, 2020 and 2021, respectively. The income tax expense for the three months ended September 30, 2020 was primarily driven by the reversal of the federal tax benefit accrued in the first half of 2020 as a result of the CARES Act, specifically the provisions therein that provided that 2020 net operating losses could be carried back to offset income in earlier years. In Q3 2020, the Company was forecasted to be in US taxable income as a result of a series of internal restructuring transactions that commenced in Q3 2020, resulting in a reversal of the benefit previously accrued. The income tax expense for the three months ended September 30, 2021 was primarily driven by current tax on foreign earnings. The Company recorded income tax expense of $7.4 million and $34.1 million for the nine months ended September 30, 2020 and 2021, respectively. The income tax expense for the nine months ended September 30, 2020 was primarily driven by accruals for uncertain tax positions. The income tax expense for the nine months ended September 30, 2021 primarily consisted of current tax on foreign earnings.
Note 10. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income (loss) attributable to Class A and Class B common stockholders	$219,328	$833,893	$(696,865)	$(406,535)
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	265,137	621,012	263,726	611,311
Diluted	299,206	681,916	263,726	611,311
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$—	$1.34	$(2.64)	$(0.67)
Diluted	$—	$1.22	$(2.64)	$(0.67)
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings (losses) are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders is the same for both Class A and Class B common stock on an individual or combined basis.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company applied the two-class method in allocating earnings per share to holders of its redeemable convertible preferred and common stock. Holders of redeemable preferred stock have rights to participate in dividends with the common shareholders on a pro-rata, as-converted basis, after receiving their preferential dividend. For the three months ended September 30, 2020, the value of the preferred dividend rights of the redeemable preferred stock exceeded net income for the period, and accordingly no income was attributable to common stockholders for the period.
There were no preferred dividends declared or accumulated for the three and nine months ended September 30, 2020 and 2021. As of September 30, 2020, RSUs to be settled in 84.0 million shares of Class A common stock and 0.6 million restricted stock awards were excluded from the table below and also from diluted earnings (loss) per share because they are subject to performance conditions that were not achieved as of such date. As of September 30, 2021, RSUs to be settled in 10.8 million shares of Class A common stock were excluded from the table below and also from diluted earnings (loss) per share because they are subject to market conditions that were not achieved as of such date. As of September 30, 2021, 0.5 million shares of restricted stock awards were excluded from the table below and also from diluted earnings (loss) per share because they are subject to performance conditions that were not achieved as of such date. The 2026 Notes issued in March 2021 are deemed to be dilutive under the if-converted method for the three months ended September 30, 2021 and anti-dilutive under the if-converted method for the nine months ended September 30, 2021. Refer to Note 6, Debt, for further information on the 2026 Notes.
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
2026 Notes(1)	—	—	—	11,086
Warrants	7,935	—	7,935	7,935
Escrow shares	644	74	644	74
Stock options	7,853	550	44,839	27,773
Restricted stock awards	237	—	240	148
Restricted stock units	5,988	4,777	6,169	29,816
Employee stock purchase plan	—	109	—	594
Redeemable convertible preferred stock	240,911	—	240,911	—
Total	263,568	5,510	300,738	77,426
(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.
Note 11. Geographic Information
The following table sets forth the breakdown of revenue by geography, determined based on the location of the host’s listing (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States	$597,142	$956,025	$1,176,522	$2,235,911
France	182,354	270,649	251,567	415,036
Other International (1)	562,835	1,010,758	1,090,846	1,808,617
Total revenue	$1,342,331	$2,237,432	$2,518,935	$4,459,564
(1) No individual other international country represented 10% or more of the Company’s total revenue for three and nine months ended September 30, 2020 and 2021.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 12. Restructuring
During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The cumulative restructuring charges as of September 30, 2021 was $263.4 million, for which the majority of these restructuring actions were completed in 2020. As of September 30, 2021, the remaining liability for restructuring costs was $1.0 million. For the three and nine months ended September 30, 2020, the Company incurred $22.7 million and $137.0 million in restructuring charges, respectively. For the three months ended September 30, 2021, the Company received a benefit of $0.5 million, as a result of changes in estimates for various third party commitments. For the nine months ended September 30, 2021, the Company incurred $112.1 million in restructuring charges, including $75.3 million related to impairments of operating lease ROU assets and $37.2 million related to impairments of leasehold improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2020 Annual Report and any subsequent filings, as well as those identified in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2020 refer to the year ended December 31, 2020, references to 2019 refer to the year ended December 31, 2019, and references to 2018 refer to the year ended December 31, 2018.
Overview

Airbnb is a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to 4 million hosts who have welcomed over 1 billion guest arrivals to over 100,000 cities in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

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
However, we are seeing signs of travel recovery as the rate of vaccinations increases and quarantine requirements and certain travel restrictions are lifted. For example, during the third quarter of 2021, we saw a significant increase in Nights and Experiences Booked compared to the same prior year period. As of the end of September, we had over 40% more nights booked for Thanksgiving week in the United States than at the same time in 2019, and are seeing a strong demand for travel extend into 2022.

While COVID-19 still plagues the world, for the three months ended September 30, 2021, GBV and revenue were $11.9 billion and $2.2 billion, respectively, which were both higher compared to the same periods in 2019 and 2020. These improvements were primarily driven by stronger results in North America and Europe, the Middle East, and Africa (“EMEA”), and acceleration in Latin America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

We believe that the continued recovery in GBV that we experienced in the third quarter of 2021 was attributable to the renewed ability and willingness for guests to travel, the resilience of our hosts, and relative strength of our business model. While we witnessed the way people travel change as a result of COVID-19, the adaptability of our business suggests that we are well-positioned to serve this dynamic market as it continues to evolve and recover.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Delta variant which emerged in the first half of 2021, that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.

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

In the third quarter of 2021, we had 79.7 million Nights and Experiences Booked, a 29% increase from 61.8 million in the same prior year period. For the nine months ended September 30, 2021, we had 227.2 million Nights and Experiences Booked, a 55% increase from 146.9 million in the same prior year period. Nights and Experiences Booked grows as we attract new hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels primarily largely driven by stronger results in North America, EMEA, and an acceleration in Latin America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

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

Growth in GBV reflects our ability to attract and retain hosts and guests and reflects growth in Nights and Experiences Booked. In the third quarter of 2021, our GBV was $11.9 billion, a 48% increase from $8.0 billion in the same prior year period. For the nine months ended September 30, 2021, our GBV was $35.6 billion, a 98% increase from $18.0 billion in the same prior year period. The increase in our GBV was primarily due to higher average daily rates (“ADRs”) and an increase in Nights and Experiences Booked. The travel recovery we are experiencing has been dominated by our higher ADR regions—North America and Europe, in particular, whereas our lowest ADR region, Asia Pacific remains depressed. Similar to Nights and Experiences Booked, our GBV improvement was largely driven by stronger bookings in North America, EMEA and an acceleration in Latin America, in particular with resilience in domestic and short-distance travel. On a constant currency basis, the increase in GBV was 46% and 92% for the three and nine months ended September 30, 2021, respectively.

Non-GAAP Financial Measures

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net income (loss)	$219,328	$833,893	$(696,865)	$(406,535)
Adjusted EBITDA	$501,443	$1,101,281	$(230,154)	$1,260,037

Net cash provided by (used in) operating activities	$335,670	$523,178	$(490,622)	$1,808,845
Free Cash Flow	$328,034	$517,672	$(520,111)	$1,787,981
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

For the three months ended September 30, 2021, Adjusted EBITDA was $1.1 billion compared to Adjusted EBITDA for the three months ended September 30, 2020 of $501.4 million. This favorable change was due to our record high revenue combined with continued cost management.
Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Revenue	$1,342,331	$2,237,432	$2,518,935	$4,459,564

Net income (loss)	$219,328	$833,893	$(696,865)	$(406,535)
Adjusted to exclude the following:
Provision for income taxes	87,724	16,565	7,429	34,107
Other income (expense), net	56,143	(2,172)	115,751	300,054
Interest expense	59,867	6,649	107,548	435,080
Interest income	(4,325)	(2,962)	(23,830)	(8,956)
Depreciation and amortization	29,638	33,687	93,438	107,475
Stock-based compensation expense(1)	29,433	210,839	110,625	673,164
Acquisition-related impacts	—	3,200	—	10,448
Net changes in lodging tax reserves	907	2,047	(81,219)	3,121
Restructuring charges	22,728	(465)	136,969	112,079
Adjusted EBITDA	$501,443	$1,101,281	$(230,154)	$1,260,037
Adjusted EBITDA as a percentage of Revenue	37%	49%	(9)%	28%
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

For the three months ended September 30, 2021, Free Cash Flow was $517.7 million, representing 23% of revenue, compared to $328.0 million, representing 24% of revenue, for the three months ended September 30, 2020. Free Cash Flow increased for the three months ended September 30, 2021, primarily due to the increase in Nights and Experiences Booked and GBV with more people vaccinated and certain travel restrictions lifted driving up revenue to be our strongest quarterly revenue on record and a significant increase in cash from unearned fees.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by (used in) operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Revenue	$1,342,331	$2,237,432	$2,518,935	$4,459,564

Net cash provided by (used in) operating activities	$335,670	$523,178	$(490,622)	$1,808,845
Purchases of property and equipment	(7,636)	(5,506)	(29,489)	(20,864)
Free Cash Flow	$328,034	$517,672	$(520,111)	$1,787,981
Free Cash Flow as a percentage of Revenue	24%	23%	(21)%	40%
Other cash flow components:
Net cash used in investing activities	$(237,293)	$(175,749)	$(816,104)	$(1,022,519)
Net cash provided by (used in) financing activities	$(1,029,981)	$(2,323,426)	$1,174,207	$1,577,646

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

We have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally, we have seen the time between when guests make their bookings on our platform and when they expect to complete their stays increase and return to pre-COVID-19 levels. Typically, booking lead times sequentially lengthen from the fourth quarter to the first quarter when guests start to book travel for later in the year. Even taking normal seasonal patterns into consideration, we have seen lead times lengthen during the third quarter of 2021.

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
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. Revenue is net of incentives and refunds provided to customers. For the three months ended September 30, 2020 and 2021, incentives and refunds provided to customers totaled $54.5 million and $50.2 million, or 4% and 2% of revenue, respectively. For the nine months ended September 30, 2020 and 2021, incentives and refunds provided to customers totaled $347.2 million and $109.6 million, or 14% and 2% of revenue, respectively. The elevated level of incentives and refunds provided to customers during the three and nine months ended September 30, 2020 was related to payments made to support hosts impacted by increased guest cancellations and COVID-19 related guest cancellation coupons.
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
Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to hosts and guests; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our host protection programs; and allocated costs for facilities and information technology. We expect that operations and support expense will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. We also expect operations and support expense as a percentage of revenue to be lower in the second half of 2021, as we had made investments in trust and safety programs and scaled our frontline community support staff in preparation for the travel rebound during the first half of 2021. We are also investing in the near-term in initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support expense as a percentage of revenue over the longer term. We incurred additional operations and support expense during 2020, specifically the fourth quarter of 2020 when we completed our IPO, as a result of the stock-based compensation expense associated with our RSUs and anticipate additional stock-based compensation expense going forward.

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
Provision for Income Taxes
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

We have a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards, tax credits, and intangible assets. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

In the event that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2021. Based on the analysis, we do not anticipate a permanent limitation on the existing tax attributes under Section 382, although subsequent changes in our ownership structure may create such a limitation.

We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. In December 2020, we received a Notice of Proposed Adjustment from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposes an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We intend to vigorously contest the IRS’s proposed adjustment, including through all administrative and, if necessary, judicial remedies which may include: entering into administrative settlement discussions with the IRS Independent Office of Appeals (“IRS Appeals”) in 2021, and if necessary petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$1,342,331	$2,237,432	$2,518,935	$4,459,564
Costs and expenses:
Cost of revenue	227,325	311,580	666,295	860,522
Operations and support(1)	166,106	228,330	548,369	621,891
Product development(1)	213,920	344,410	690,677	1,057,205
Sales and marketing(1)	113,494	290,856	545,510	835,304
General and administrative(1)	180,021	210,748	421,082	618,813
Restructuring charges(1)	22,728	(465)	136,969	112,079
Total costs and expenses	923,594	1,385,459	3,008,902	4,105,814
Income (loss) from operations	418,737	851,973	(489,967)	353,750
Interest income	4,325	2,962	23,830	8,956
Interest expense	(59,867)	(6,649)	(107,548)	(435,080)
Other income (expense), net	(56,143)	2,172	(115,751)	(300,054)
Income (loss) before income taxes	307,052	850,458	(689,436)	(372,428)
Provision for income taxes	87,724	16,565	7,429	34,107
Net income (loss)	$219,328	$833,893	$(696,865)	$(406,535)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Operations and support	$1,065	$11,162	$2,869	$36,810
Product development	20,936	131,277	64,088	418,804
Sales and marketing	1,544	23,711	11,979	73,676
General and administrative	5,888	44,689	31,689	143,874
Restructuring charges	(73)	(50)	(1,849)	(38)
Stock-based compensation expense	$29,360	$210,789	$108,776	$673,126

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	14	26	19
Operations and support	12	10	22	14
Product development	16	15	27	24
Sales and marketing	9	13	22	19
General and administrative	13	10	17	13
Restructuring charges	2	—	5	3
Total costs and expenses	69	62	119	92
Income (loss) from operations	31	38	(19)	8
Interest income	—	—	1	—
Interest expense	(4)	—	(4)	(10)
Other income (expense), net	(4)	—	(5)	(6)
Income (loss) before income taxes	23	38	(27)	(8)
Provision for income taxes	7	1	1	1
Net income (loss)	16%	37%	(28)%	(9)%
Comparison of the Three and Nine Months Ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Revenue	$1,342,331	$2,237,432	67%	$2,518,935	$4,459,564	77%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Revenue increased $0.9 billion, or 67%, for the three months ended September 30, 2021, compared to the same period in the prior year, primarily due to the recovery in Nights and Experiences Booked combined with ADRs. On a constant currency basis, revenue increased 64% compared to the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Revenue increased $1.9 billion, or 77%, for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to the recovery in Nights and Experiences Booked combined with higher ADRs . In addition, during the nine months ended September 30, 2020, we had higher reductions to revenue largely attributable to payments made to customers related to our extenuating circumstances policy for cancellations resulting from COVID-19 totaling $204.4 million, the majority of which was recorded as reduction to revenue. On a constant currency basis, revenue increased 73% compared to the nine months ended September 30, 2020.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Cost of revenue	$227,325	$311,580	37%	$666,295	$860,522	29%
Percentage of revenue	17%	14%		26%	19%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased $84.3 million, or 37%, for the three months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $70.5 million increase in merchant fees and an increase of $8.3 million of amortization expense for internally developed software and acquired technology, partially offset by a $7.4 million decrease in chargebacks. For the three months ended September 30, 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $165.1 million and $228.3 million, respectively, which represented 2% of GBV, respectively. The increase in merchant fees is primarily due to increased dollar value of payments processed through our platform associated with the growth in GBV.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased $194.2 million, or 29%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $204.4 million increase in merchant fees and an increase of $27.2 million of amortization expense for internally developed software and acquired technology, partially offset by a $30.4 million decrease in chargebacks and a $7.8 million decrease in the cost of data hosting services. For the nine months ended September 30, 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $454.7 million and $628.8 million, respectively, which represented 3% and 2% of GBV, respectively. The increase in merchant fees is primarily due to increased dollar value of payments processed through our platform associated with the growth in GBV.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Operations and support	$166,106	$228,330	37%	$548,369	$621,891	13%
Percentage of revenue	12%	10%		22%	14%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Operations and support expense increased $62.2 million, or 37%, for the three months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $17.4 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, a $29.3 million increase in third-party community support personnel and customer relations costs, and a $13.5 million increase in insurance costs. The increase in insurance costs was largely due to more Nights and Experiences Booked, particularly in the United States.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Operations and support expense increased $73.5 million, or 13%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $53.6 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, and a $33.0 million increase in insurance costs, partially offset by a decrease in allocated facilities and information technology expenses of $20.0 million.
Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Product development	$213,920	$344,410	61%	$690,677	$1,057,205	53%
Percentage of revenue	16%	15%		27%	24%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Product development expense increased $130.5 million, or 61%, for the three months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $133.3 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, and a $11.4 million increase in third-party service providers, partially offset by a decrease in allocated facilities and information technology expenses of $9.6 million.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Product development expense increased $366.5 million, or 53%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $399.6 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in allocated facilities and information technology expenses of $33.0 million.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Brand and performance marketing	$43,911	$179,714	309%	$294,753	$507,823	72%
Field operations and policy	69,583	111,142	60%	250,757	327,481	31%
Total sales and marketing	$113,494	$290,856	156%	$545,510	$835,304	53%
Percentage of revenue	9%	13%		22%	19%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Sales and marketing expense increased $177.4 million, or 156%, for the three months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $148.2 million increase in marketing activities and a $24.6 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs. Total brand and performance marketing expense increased $135.8 million, primarily driven by an increase in brand marketing. Total field operations and policy expense increased $41.6 million from the same period in 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Sales and marketing expense increased $289.8 million, or 53%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to a $265.3 million increase in marketing activities, and a $65.9 million increase in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a decrease in allocated costs for facilities and information technology of $13.2 million, and decreases in customer relations expense and coupon and referral expense of $11.1 million and $8.2 million, respectively. Total brand and performance marketing expense increased $213.1 million, driven by an increase in brand marketing, partially offset by a reduction of performance marketing. In March 2020, driven by COVID-19, we paused our sales and marketing investments in new initiatives and significantly reduced our performance marketing spend. We implemented a marketing strategy that shifted our marketing mix towards brand marketing spend and away from spending on performance marketing. During the nine months ended September 30, 2021, we launched our Made possible by Hosts television and digital channels campaign in five of our largest markets. We also launched an accompanying digital campaign focused on recruiting new hosts and an Olympic and Paralympic campaign. Total field operations and policy expense increased $76.7 million from the same period in 2020.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
General and administrative	$180,021	$210,748	17%	$421,082	$618,813	47%
Percentage of revenue	13%	10%		17%	13%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

General and administrative expense increased $30.7 million, or 17%, for the three months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to an increase of $52.8 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, partially offset by a $14.4 million decrease in bad debt expense due to decrease in receivables and increased collections.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

General and administrative expense increased $197.7 million, or 47%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily due to an increase of $144.1 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, a prior year $81.7 million reduction in our reserve for lodging taxes in jurisdictions in which management no longer believed a liability was probable following a favorable outcome in a related legal proceeding, increases of $19.8 million in insurance costs, and $11.8 million in fees and penalties related to indirect taxes. These movements were partially offset by a $68.6 million decrease in bad debt expense due to decrease in receivables and increased collections.
Restructuring Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Restructuring charges	$22,728	$(465)	(102)%	$136,969	$112,079	(18)%
Percentage of revenue	2%	—%		5%	3%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Restructuring charges totaled $22.7 million primarily related to lease impairments for the three months ended September 30, 2020. For the three months ended September 30, 2021, changes in estimates for various third party commitments resulted in a benefit to the condensed consolidated statement of operations of $0.5 million.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Restructuring charges totaled $137.0 million and $112.1 million for the nine months ended September 30, 2020 and 2021, respectively. In May 2020, we announced a reduction in force resulting in restructuring charges that primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations. In March 2021, we ceased use of a leased office and made the office available for sublease resulting in an additional lease impairment, which represented a substantial portion of the expense for the nine months ended September 30, 2021.
Interest Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Interest income	$4,325	$2,962	(32)%	$23,830	$8,956	(62)%
Percentage of revenue	—%	—%		1%	—%
Interest expense	$(59,867)	$(6,649)	(89)%	$(107,548)	$(435,080)	305%
Percentage of revenue	(4)%	—%		(4)%	(10)%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Interest income decreased $1.4 million, or 32%, for the three months ended September 30, 2021, compared to the same period in the prior year. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $53.2 million for the three months ended September 30, 2021, compared to the same period in the prior year, primarily due to the interest of $56.4 million owed on the term loans issued in April 2020 which were retired in March 2021.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Interest income decreased $14.9 million, or 62%, for the nine months ended September 30, 2021, compared to the same period in the prior year. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense increased $327.5 million for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to the section titled “Liquidity and Capital Resources — Loan Agreements” below for further information.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Other income (expense), net	$(56,143)	$2,172	(104)%	$(115,751)	$(300,054)	159%
Percentage of revenue	(4)%	—%		(5)%	(6)%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Other income (expense), net increased $58.3 million for the three months ended September 30, 2021, compared to the same period in the prior year. The favorable change was primarily driven by the $29.2 million fair-value remeasurement on our warrants issued in connection with our second lien loan and impairment charges of $29.0 million related to two investments in a private companies recorded during 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Other income (expense), net decreased $184.3 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The change was primarily driven by $250.8 million of fair value remeasurement on our warrants issued in connection with our second lien loan and a $38.8 million increase in net realized and unrealized foreign exchange losses, partially offset by a $82.1 million reduction in impairment charges and a $18.9 million increase in net realized and unrealized gains on our investments. In the first quarter of 2021, the warrants issued in connection with our second lien loan were reclassified to equity and will no longer require fair value remeasurement.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	2020 to 2021 % Change	2020	2021	2020 to 2021 % Change
	(in thousands, except percentages)
Provision for income taxes	$87,724	$16,565	(81)%	$7,429	$34,107	359%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020

The provision for income taxes in the three months ended September 30, 2021 decreased $71.2 million, compared to the same period in the prior year, primarily due to the reversal of the federal tax benefit accrued in the first half of 2020 as a result of the CARES Act, specifically the provisions therein that provided that 2020 net operating losses could be carried back to offset income in earlier years. In Q3 2020, we forecasted to be in US taxable income as a result of a series of internal restructuring transactions that commenced in Q3 2020, resulting in a reversal of the benefit previously accrued.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

The provision for income taxes in the nine months ended September 30, 2021 increased $26.7 million, compared to the same period in the prior year, primarily due to current tax on foreign earnings.

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

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $7.9 billion. As of September 30, 2021, cash and cash equivalents totaled $6.0 billion, which included $1.8 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2021, marketable securities totaled $1.9 billion. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $3.9 billion as of September 30, 2021 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

Loan Agreements

In April 2020, we entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in proceeds of $961.4 million, net of debt discount and issuance costs. The loan was due and payable in April 2025. The underlying loan was repayable in whole or in part prior to April 2025 at our option, subject to applicable prepayment premiums and make-whole premiums.

In April 2020, we entered into a $1.0 billion Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement,” and the loans thereunder, the “Second Lien Loan”), resulting in proceeds of $967.5 million, net of debt discount and issuance costs. The loan was due and payable in July 2025. The underlying loan was repayable in whole or in part prior to July 2025 at our option, subject to applicable prepayment premiums and make-whole premiums and the priority of lenders under the First Lien Credit Agreement over any proceeds we receive from the sale of collateral.

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

On March 8, 2021, we repaid the principal of the First Lien and Second Lien loans of $2.0 billion, which resulted in a loss of extinguishment of debt of $377.2 million, including early redemption premiums of $212.9 million, and a write-off of $164.3 million of unamortized debt discount and debt issuance costs. Additionally, we incurred third-party costs, principally legal and administrative fees, of $0.1 million relating to the extinguishment of the loans.

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

As of September 30, 2021, there were no borrowings outstanding on the 2020 Credit Facility and outstanding letters of credit totaled approximately $15.5 million.

2016 Credit Facility

In April 2020, we terminated our 2016 Credit Facility, which provided an initial borrowing commitment by a group of lenders led by Bank of America, N.A. of $1.0 billion. The 2016 Credit Facility also provided a $100.0 million sub-limit for the issuance of letters of credit.

The 2016 Credit Facility contained customary affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. On April 17, 2020, we terminated the 2016 Credit Facility. Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of September 30, 2021, letters of credit formerly under the 2016 Credit Facility totaled $14.3 million and were collateralized by $14.8 million of restricted cash on the condensed consolidated balance sheet.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(490,622)	$1,808,845
Net cash used in investing activities	(816,104)	(1,022,519)
Net cash provided by financing activities	1,174,207	1,577,646
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35,210	(159,006)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(97,309)	$2,204,966
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was $1.8 billion. Our net loss for the nine months ended September 30, 2021 was $406.5 million, adjusted for non-cash charges, primarily consisting of $673.1 million of stock-based compensation expense, $377.2 million of loss on extinguishment of debt, $292.0 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $112.5 million of impairment of long-lived assets, and $107.5 million of depreciation and amortization. Additional cash was provided by changes in working capital, including a $484.5 million increase in unearned fees resulting from significantly higher bookings.
Net cash used in operating activities for the nine months ended September 30, 2020 was $490.6 million. Our net loss for the nine months ended September 30, 2020 was $696.9 million and cash used for working capital included a $215.1 million decrease in unearned fees and $106.1 million decrease in accounts payable. Partially offset by non-cash charges, primarily consisting of $108.8 million of stock-based compensation expense, $93.4 million of depreciation and amortization, $85.5 million of bad debt expense, $82.1 million of impairment charges of investments, and $41.2 million of losses on warrants.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $1.0 billion, which was primarily used to purchase marketable securities of $3.6 billion, partially offset by proceeds from maturities and sales of marketable securities of $1.4 billion and $1.2 billion, respectively.
Net cash used in investing activities for the nine months ended September 30, 2020 was $816.1 million, which was primarily used to purchase marketable securities of $2.0 billion, partially offset by proceeds from maturities and sales of marketable securities of $1.0 billion and $206.7 million, respectively.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $1.6 billion, primarily reflecting an increase in funds payable and amounts payable to customers of $1.8 billion and proceeds from the issuance of convertible senior notes, net of issuance costs, of $2.0 billion, partially offset by the repayment of long-term debt and a related prepayment penalty of $2.0 billion and $212.9 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.2 billion, primarily reflecting the proceeds from the issuance of long-term debt and warrants, net of issuance costs, of $1.9 billion, partially offset by a decrease in funds payable and amounts payable to customers of $769.0 million.
Effect of Exchange Rates
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the nine months ended September 30, 2020, we recorded a $35.2 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. For the nine months ended September 30, 2021, we recorded a $159.0 million reduction in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and hosts.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Commitments
As of September 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2020 Annual Report, except for the repayment of the First Lien Loan and Second Lien Loan and issuance of the 2026 Notes.
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
Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2021, we collect and remit lodging taxes in more than 30,400 jurisdictions on behalf of our hosts, and lodging taxes are primarily collected in the United States and France. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.
In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $52.9 million and $57.3 million as of December 31, 2020 and September 30, 2021, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.
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
Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Evaluating our uncertain tax positions, determining our provision for income taxes, and evaluating the impact of the Tax Cuts and Jobs Act, are inherently uncertain and require making judgments, assumptions, and estimates.
While we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes and the effective tax rate in the period in which such determination is made.
The provision for income taxes includes the impact of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities that may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
Any impairments to right-of-use (“ROU”) assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For lease assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the nine months ended September 30, 2021, we recorded $75.3 million of ROU asset impairment charges and $37.2 million leasehold improvements impairment charges within restructuring charges in the condensed consolidated statement of operations.
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
Foreign Currency Exchange Risk
We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the third quarter of 2021 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.
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
If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of September 30, 2021, it would not have had a material impact on our consolidated financial statements.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
We had cash and cash equivalents of $6.0 billion and marketable securities of $1.9 billion as of September 30, 2021, which consisted of highly-liquid investment grade corporate debt securities, certificates of deposit, and U.S. government and agency bonds. As of September 30, 2021, we had an additional $3.9 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of September 30, 2021.
As we repaid our floating-rate loans, subject to LIBOR floors, totaling $2.0 billion in March 2021, we are no longer exposed to the risk related to fluctuations in interest rates to the extent LIBOR exceeds the floors.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These matters also include the following:
•In 2019, the Dutch special-purpose claims vehicle Twee Heren B.V. (“Twee Heren”) filed a claim against Airbnb Ireland UC (“Airbnb Ireland”) alleging that Airbnb Ireland improperly collected guest fees for certain real estate transactions. On July 16, 2021, the Advocate General at the Dutch High Court issued a non-binding opinion regarding preliminary questions referred by the Rotterdam District Court in this matter. The opinion of the Advocate General recommends that the Dutch High Court rule against Airbnb Ireland on certain issues relevant to the Twee Heren case. Airbnb Ireland continues to dispute these claims and has filed a response in opposition to various points made in the opinion of the Advocate General. Airbnb Ireland has requested that certain questions of European law be referred to the Court of Justice of the European Union (“CJEU”). On July 12, 2021, the Dutch Foundation for Mass Damages and Consumers (“MD&C”) filed a purported class action against Airbnb Ireland asserting claims similar to the claim in the Twee Heren matter on behalf of all guests who paid fees to Airbnb Ireland. The Advocate General's opinion, while issued in connection with the case filed by Twee Heren, addresses certain issues that also arise in the purported class action filed by MD&C. The Dutch Consumentenbond also filed a purported class action in October 2021. Were the Dutch Supreme Court to rule against Airbnb Ireland, Airbnb Ireland could be liable for certain past guest fees that it has charged Dutch consumers, which could be significant.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 2, 2021, Ann Mather tendered her resignation from the board of directors of the Company, effective as of December 15, 2021. Ms. Mather’s resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.
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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: November 5, 2021		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: November 5, 2021		David E. Stephenson Chief Financial Officer (Principal Financial Officer)