Form 10-K
period 2021-12-31
Airbnb, Inc.
filed 2022-02-25
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
None
______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $50.3 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 10, 2022, 371,167,573 shares of the registrant's Class A common stock were outstanding, 262,505,367 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AIRBNB, INC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•human capital management, including our diversity and belonging initiatives and commitments;
•environmental, social, and governance matters, including our Net Zero emissions and climate-related initiatives and commitments; and
•our plan to make distributions to our Host Endowment Fund.

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

•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, results of operations, and financial condition.
•We have incurred net losses in each year since inception, and we may not be able to achieve or sustain profitability.
•Our revenue growth rate has slowed over time, and we expect it to continue to slow in the future.
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
•Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.
•The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders and their respective affiliates, who beneficially owned in the aggregate 40.5% of our outstanding capital stock but hold in the aggregate 86.3% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•We may have exposure to greater than anticipated income tax liabilities. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year proposing an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. In February 2021, we submitted a protest to the IRS describing our disagreement with the proposed agreement and requesting the case to be transferred to IRS Independent Office of Appeals. In December 2021, we received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA.

PART I

Item 1. Business

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 4 million Hosts who have welcomed over 1 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe with 85% of Hosts located outside of the United States. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We strive to connect people and places.

Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

Hosting is at the Center

Our Hosts are the foundation of our community and business. Stays are made possible by Hosts. It is their individuality that makes Airbnb unique. From schoolteachers to artists, our Hosts span more than 220 countries and regions.

We enable Hosts to provide guests access to a vast world of unique homes and experiences that were previously inaccessible, or even undiscovered. The role of the Host is about more than opening their door. A great Host enables guests to find a deeper connection to the places they visit and the people who live there.

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

Once there were millions of homes on Airbnb, we recognized that Hosts could share not only their homes but also their interests and talents. From exploring graffiti art in New York City to finding hidden jazz clubs in London, Airbnb Experiences offer authentic activities in over 5,000 cities around the world.

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

In December 2020, we launched the Airbnb Host Advisory Board. The 2021 Host Advisory Board comprised 18 Hosts from 15 countries. The Host Advisory Board is intended to give voices to Hosts to help present ideas, inform Airbnb policies, and shape investments in the Host community from the Host Endowment Fund.

Guests are Members of Our Community

Our Hosts have welcomed more than one billion guest arrivals through Airbnb. Guest arrivals represent an individual and all co-travelers included on a reservation for a stay for completed check-ins during a given period. Our guests are not transactions — they are engaged, contributing members of our community. From young people to retirees, our guests come from a range of cultures and places. They seek everything from budget stays to luxury accommodations in large cities to remote villages. What they often have in common is a curiosity about the world and open-mindedness to other people and cultures. While Airbnb is popular across people of all ages, we are particularly strong with younger travelers: as of December 31, 2021, the majority of our guests who have ever made a booking on Airbnb were between the ages of 18 and 34. We are seeing three fundamental shifts in travel as people become less tethered from the need to be in an office and more flexible; people can travel anytime, they are traveling to more places and they are staying longer as the lines between travel, living and working are blurring.

Once they become a part of Airbnb, guests actively participate in our community, many return regularly to our platform to book again, and recommend Airbnb to others who then join themselves. This demand encourages new Hosts to join, which in turn attracts even more guests. It is a virtuous cycle — guests attract Hosts, and Hosts attract guests.

A Resilient Model

While COVID-19, including new strains of variants, continues to disrupt travel across the world, we have seen continued resiliency in not only our guests' travel behavior, but in our business model and its ability to adapt to the changing needs of our guests. In early 2020, as COVID-19 disrupted travel across the world, Airbnb’s business declined significantly. But within two months, our business model started to rebound even with limited international travel, demonstrating its resilience. People wanted to get out of their homes and yearned to travel, but they did not want to go far or to be in crowded hotel lobbies. Domestic travel quickly rebounded on Airbnb around the world as millions of guests took trips closer to home. Stays of longer than a few days started increasing as work-from-home became work-from-any-home on Airbnb. We believe that the lines between travel and living are blurring, and the global pandemic has accelerated the ability to live anywhere. Our platform is suited to and has proven adaptable to serve these new ways of traveling. From long weekends to monthly stays, Airbnb allows you to book any home, anywhere, for any duration—and ultimately, to live and work anywhere on Airbnb. We believe this trend towards more flexibility will only accelerate. In 2021, some of the largest companies in the world announced increased flexibility for employees to work remotely, and we expect more companies to follow their lead.

Our Long-Term Growth Strategy

Our strategy is to continue to invest in our key strengths:

•Unlock more hosting. In order to have enough selection for guests booking on our platform, we will continue to invest in growing the size and quality of our Host community. We plan to attract more Hosts globally and expand use cases such as long-term stays of 28 days or more. We will support emerging travel trends, such as local travel and remote working, and design new ways to host. Finally, we will continue to increase the support we provide our Hosts to deliver high-quality stays and experiences for guests. We plan to design new tools and services and to offer comprehensive Host education, partnering with Hosts to teach the art and science of great hosting. We believe that we have just scratched the surface of the opportunities that hosting can provide.

•Grow and engage our guest community. We intend to attract new guests to Airbnb and convert more of them into brand advocates. We will continue to focus on engaging our existing guests to return to book and to use Airbnb with more frequency. With new behaviors developed during the COVID-19 pandemic, we believe the way that people approach work, living, and travel have fundamentally changed. We believe there will be further opportunities to create products based on these new behaviors and attract more guests to our platform. Finally, we plan to develop new ways for our guests to connect with each other and to contribute back to Airbnb.

•Invest in our brand. We intend to continue to invest more deeply in our brand, including the expansion of our Made possible by Hosts campaign, to educate new Hosts and guests on the benefits of Airbnb and the uniqueness of our offering. We also intend to leverage our brand by creating a cohesive and integrated marketing strategy punctuated by product launches, such as those announced in May and November of 2021, that introduce new features to our community and prospective Hosts and guests.

•Expand our global network. We plan to expand our global network and partner with communities to update laws and regulations for short-term rentals to allow more Hosts to participate. As we attract more Hosts, even more guests are likely to come to Airbnb, attracting even more Hosts.

•Innovate on our platform. We will continue to innovate both the online and in-person experiences for our Hosts and our guests. Our innovations will be focused on improving our Host and guest experiences, making Airbnb more accessible and appealing for new Hosts and guests and driving increased engagement and loyalty with our existing community. For example, we have designed over
150 upgrades to our platform throughout 2021 to improve every aspect of the Airbnb experience. We made it easier for anyone to become a Host, added new features that gave guests more flexibility when planning their travel, and made it even easier to host and support the ongoing travel revolution.

•Design new products and offerings. We will continue to design new opportunities for connection. As the world continues to change, we will continue to bring together new technologies with our design expertise to expand possibilities for our Hosts and offer new experiences for our guests. We will continue to increase the capabilities of our website and mobile apps while bringing an innovative approach to designing Host and guest interfaces in our products.

Our Strategy for Adapting to COVID-19

Many of our Hosts have been severely impacted by COVID-19, with increased cancellations and a drop in bookings, particularly in 2020. Despite the impact of COVID-19, active listings increased 6% to 6.0 million as of December 31, 2021, as compared to 5.6 million at the end of 2020. We count the number of Hosts on our platform based on the number of users with available listings, defined as accommodations and experiences that are viewable on a certain date on our platform (excluding Hotel Tonight), as of a certain date and we consider a listing of a home or an experience to be an “active listing” if it is viewable on Airbnb and has been previously booked at least once on Airbnb (excluding Hotel Tonight). In addition, many of our guests have been unable to travel during the COVID-19 pandemic. However, with increased vaccination rates and certain travel restrictions lifted in 2021, we have seen the world undergo a revolution in how guests live and travel. The pandemic suddenly untethered many people from the need to work in specific places at specific times and now, many guests can work from anywhere, travel any time, and stay longer. Since the pandemic started in 2020 and throughout 2021, we have seen guests turn to Airbnb for new use cases, such as living closer to family, living nomadically, and working remotely.

We believe that the COVID-19 pandemic reinforced that travel is an enduring human desire, even in the face of challenges. While we continue to see the positive effect of travel restrictions being lifted, particularly on cross-border travel, people have increasingly sought travel options closer to home during COVID-19, and Airbnb’s offerings are well suited to adapt to this changing dynamic. We offer all types of accommodations, allowing guests to find spaces suited to their individual needs under these circumstances. We have worked closely with our Hosts, guests, and communities to prioritize and support safe and responsible travel during these challenging times and have adapted our offerings for changing trends in travel and experiences.

Specifically, based on the increase in domestic and short-distance travel, we updated our website and mobile apps to actively promote available local and non-urban stays so guests can find something that fits their unique needs for location and desired length of time. In early 2021, we introduced I'm Flexible, a whole new way to search on Airbnb when guests are flexible about when or where they travel. Consequently, we have seen hundreds of millions of searches using I'm Flexible.

Our Platform

Our Platform for Hosts

Hosts have a variety of needs, and we are focused on designing solutions to serve them. We built our platform to seamlessly onboard new Hosts, especially those who previously had not considered hosting, and further simplified the sign-up process for Hosts in 2021. We partner with Hosts throughout the process of setting up their listing and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, Host protections, pricing recommendations, and feedback from reviews. We offer top-to-bottom protection for our Hosts through AirCover, which includes, but is not limited to, property damage protection of up to $1 million for every listing, liability coverage to Hosts of up to $1 million per occurrence in the event of third-party claims of personal injury or property damage, deep cleaning protection, and pet damage protection. We are constantly innovating our platform to deliver new tools and services to make hosting easier and empower Hosts to earn income doing what they love.

Our Platform for Guests

Our website and mobile apps provide our guests with an engaging way to explore a wide variety of unique homes and experiences and an easy way to book them. To better meet the needs of our guests, in 2021, we launched a whole new way to search on Airbnb when guests are flexible about when or where they travel with I'm Flexible. Whichever way our guests search, our homepage showcases inspiring, browsable content that highlights the product’s range and shows off the best of our inventory. The listing for each stay or experience tells potential guests everything they need to know through photos, reviews from past guests, and detailed descriptions. At checkout, guests can review trip details and pay all on one simplified screen. Everything a guest needs to know before, during, or after their trip is stored on one clear, easy-to-follow page. We enable customizable wishlists for guests in the planning stage of travel, in-app guest-to-Host messaging before, during, and after a trip, and an easy way to leave reviews that contribute back to the Airbnb community.

Our System of Trust

One of our core innovations has been the design of a system that allows millions of strangers to trust one another. Hosts and guests have the ability to communicate before booking, pay through our secure payments platform, and post reviews after their stays or experiences. Our trust team works to help protect our community by deploying risk scoring, fraud detection, screening, verification, and other technologies and processes that vary depending on the region. Our trained safety agents are available should our Hosts and guests need to reach us. We offer additional support to our community through AirCover, which includes, but is not limited to, our Host Damage Protection program, which protects Hosts against property damage of up to $1 million, and our Host Liability Insurance and Experiences Liability Insurance, which provide liability insurance of up to $1 million to protect our Hosts against qualifying third-party claims for personal injury or property damage. Through our trust innovations, our goal is to help make Airbnb stays and experiences safe for Hosts, guests, and communities.

The system for trust that we have designed includes the following components: Host and guest reviews, secure messaging and account protection, risk scoring, secure payments, watchlist and background checks in certain jurisdictions, cleanliness, fraud and scam prevention, insurance and protections, booking restrictions, an urgent safety line, 24/7 neighborhood support line, and a guest refund policy.

In addition to these components, we have new initiatives in the pipeline and will continue to create additional features to strengthen the trust and safety on our platform. Designing for trust has been a core principle from the very beginning, and as we innovate new ways for strangers to trust one another, we make it possible for more connections to be made.

Our Technology

Our technology platform powers our two-sided marketplace and enables our global network of Hosts and guests. As of December 31, 2021, we had 1,675 engineers within our product development organization. Given the nature of the business, our technology platform has broad and complex requirements:

•Our core platform supports global payment capabilities; multilingual, real-time, community safety and support; city-specific regulatory support; and sophisticated anti-fraud and anti-money-laundering measures.
•It delivers deep business intelligence insights to manage our marketplace, including pricing insights and occupancy optimization for our Hosts.
•It incorporates sophisticated machine learning to power key areas, from fraud detection, to enabling customized and real-time community support.
•We operate a microservices architecture and are evolving our foundational components to enable us to move rapidly in response to evolving customer needs without sacrificing correctness or stability.

As we continue to evolve our foundational technology we are focused on the following broad capabilities:

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

These continued technology investments aim to ensure we have a robust platform that allows us to more quickly adapt to the needs of our Hosts and guests around the world and increase the productivity of our product development organization.

Our Marketing

Our marketing strategy includes brand marketing, communications, and performance marketing. Brand marketing increases awareness among potential Hosts and guests, helping them understand the benefits of hosting and booking stays and experiences and what makes these stays and experiences distinctly Airbnb. Our communications team works across press, policy, and influencers to share timely and important news about Airbnb. They also oversee the execution of a global consumer, product, corporate, and policy-communications plan that supports our brand strategy and generates considerable press and social media coverage. While performance marketing drives additional traffic from high-intent prospective guests, the strength of the Airbnb brand and our communications strategy allows us to be less reliant on performance marketing.

Human Capital

Our Employees

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2021, we had 6,132 employees in 27 cities around the world.

As of December 31, 2021, we relied on a network of approximately 8,700 third-party partners that are spread across 23 sites, and individuals who work from home around the world to handle the vast majority of our community support contacts. Our internal community support employees are comprised of operations teams who handle complex and sensitive issues and enablement teams who support all community-facing teams, including our partners. We are proud of our approach to working with partners and our deep relationships with them.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our Hosts and guests with innovative products and services as well as serve our other stakeholders. We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding to ongoing development, and have implemented programs designed to promote their total wellness, particularly during difficult times such as the COVID-19 pandemic. For example, we continue to prioritize flexibility for our employees that incorporate compassion and understanding for the issues that many are facing as a result of the COVID-19 pandemic. We continue to explore flexible ways of working that can be adopted for the long term, well beyond the COVID-19 pandemic, and in April 2021, we announced that we would extend the option to work from home through September 1, 2022. This extension applies globally and across functions, with the exception of China, which operates under its own guidelines.

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

As of December 31, 2021, under-represented minority populations represented 14% of our U.S.-based employees and those who identify in the gender binary as women made up 48% of our global employees. We have set a goal for ourselves by the end of 2025 to have 20% of our product development and information technology employees be under-represented minorities at all levels, 20% of our U.S. employees be under-represented minorities, and 50% of employees at all levels be women, using the gender binary.

Reducing the Incidents of Bias on Airbnb

We are centered around belonging, and discrimination is a central obstacle to it. Just as discrimination exists in society, it exists in the Airbnb community, and we are committed to combating it. In 2016, we began taking steps to address discrimination on Airbnb.

First, we created the Airbnb Nondiscrimination Policy and Community Commitment, which we required every Host and guest to agree to in order to use Airbnb. If a Host or guest does not agree to the policy, they are removed from our platform.

Next, we created an anti-discrimination team of technical professionals that work to fight bias and discrimination, changed the way we show profile photos so Hosts only see a guest’s photo after a reservation is confirmed, and distributed an antiracism guide to our Hosts and guests in the United States.

In June 2020, we launched Project Lighthouse, a groundbreaking project launched in partnership with Color of Change, the nation’s largest online racial justice organization, along with guidance from civil rights groups and privacy rights organizations. Project Lighthouse allows us to measure discrimination on Airbnb based on perception. These perceptions are aggregated and used to identify and measure discrepancies in people’s experiences that could be the result of discrimination. We are using the findings from Project Lighthouse to inform and design our products and policies to combat racial discrimination that Black guests and other people of color face when using Airbnb.

Climate Change

In November 2021, we announced our commitment to operating as a Net Zero company by 2030. To meet our goal, we have committed to a number of steps, including reducing carbon and other greenhouse gas emissions associated with our global corporate operations, and investing in quality nature-based solutions to offset residual emissions. This commitment is the latest step we are taking to help address the climate crisis. In 2020, we made a commitment to achieve 100-percent renewable electricity use for our corporate operations, and in early 2021, we became a founding participant in the Lowering Emissions by Accelerating Forest finance (LEAF) Coalition, a new public-private initiative that has mobilized $1 billion to fight tropical deforestation.

Regulations

We are subject to laws, regulations, and rules that affect the short-term rental and home sharing business at city, state, country and regional levels. While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental laws, and could follow suit and enact regulations. New laws, regulations, government policies, or changes in their interpretations in the over 100,000 cities and towns where we operate entail significant challenges and uncertainties. In the event of any such changes, pre-existing bookings may not be honored and current and future listings and bookings could decline significantly, and our relationship with our Hosts and guests could be negatively impacted. We seek to work with governments to establish clear, fair, and workable home sharing rules to create clarity for our Hosts.

No single city represented more than 1.0% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2021 or 1.1% of our active listings as of December 31, 2021. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new customers, while our refunds to customers are part of our customer support activities. We do not believe that the current regulations in our top 10 cities, in the aggregate, have had or are expected to have a material adverse impact on our results of operations and financial condition. We will continue to collaborate with policymakers to implement sensible legislation around the world.

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

For additional information regarding these and other laws, regulations, and rules that affect us and our business, see Note 12, Commitments and Contingencies – Legal and Regulatory Matters – Regulatory Matters to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

While we have seen COVID-19 distort the historical patterns of seasonality in 2020 for our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic, we saw some pre-COVID-19 patterns of seasonality return in the second half of 2021 with the third quarter having the strongest revenue and Adjusted EBITDA. We expect some impact on seasonality to continue as long as COVID-19, including the new strains of variants, are impacting travel patterns globally.

Data Protection and Privacy

Our business uses, collects, and processes the personal data of individuals in more than 220 countries and regions. As a result, compliance with laws on data protection and privacy regulating the storage, sharing, use, processing, transfer, disclosure, and protection of personal data is core to our strategy and integral to the creation of trust in our platform. We take a variety of technical and organizational security measures and other procedures and protocols to protect data, including data pertaining to Hosts, guests, employees, and others. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This increases the complexity of compliance requirements, may limit offerings, result in additional expenses while also diverting attention and resources from other projects.

Regulators around the world continue to propose more stringent data protection and privacy laws, and these laws are rapidly increasing in number, complexity, enforcement, fines, and penalties. For example, the European General Data Protection Regulation 2016/679 (“GDPR”) became effective on May 25, 2018 and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union and European Economic Area. The GDPR regulates a broad array of personal data that can directly or indirectly identify an individual and imposes stringent data protection requirements with significant penalties for noncompliance. Also, in July 2020, the Court of Justice of the European Union (“CJEU”) ruled to invalidate the EU-U.S. Privacy Shield, a legal framework that allowed participating companies to transfer personal data from EU member states to the United States. Many large geographies in which we operate, including Australia, Brazil, Canada, China, and India, have passed or are in the process of passing comparable or stricter data privacy legislation or regulations.

In the United States, the Federal Trade Commission and the Department of Commerce continue to call for greater regulation of the processing of personal data, as well as restrictions for certain targeted advertising practices. Numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (“CCPA”) went into effect in California on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours and requires us to modify our data processing practices and policies and incur compliance related costs and expenses. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which further expands the CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Virginia and Colorado have also passed privacy laws, which will become effective in 2023. There is a strong possibility that additional U.S. states will implement privacy laws that provide more stringent requirements than the CCPA or otherwise conflict with the CCPA’s provisions. Additionally, there are U.S. state laws and regulations governing the collection and use of biometric information, such as fingerprints and facial biometric templates. For example, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding, and storage of “biometric identifiers” and “biometric information” by private entities and provides a private right of action for persons who are aggrieved by violations of the law. Under the GDPR and other regimes this is treated as sensitive personal data and requires additional protection, and there are much more limited set of grounds on which it can be processed, which means in practice consent is usually needed.

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

Competition for Hosts

We compete to attract and retain Hosts to and on our platform to list their homes and experiences, as Hosts have a range of options for doing so. We compete for Hosts based on many factors including the volume of bookings generated by guests, ease of use of our platform, the service fees we charge, Host protections, such as those included in AirCover, and our brand. We believe that Hosts can earn more per night on Airbnb than other travel platforms due to our guest demand, our Host tools that empower Hosts to be successful, and our community built on trust and human interaction.

Competition for Guests

We compete to attract and retain guests to and on our platform, as guests have a range of options to find and book accommodations and experiences. We compete for guests based on many factors, including unique inventory and availability of listings, the value and all-in cost of Host offerings on our platform relative to other options, our brand, ease of use of our platform, the trust and safety of our platform, and community support. Throughout the COVID-19 pandemic, we have also competed based on the availability of inventory close to where guests live and in non-urban markets, as well as the perceived safety and cleanliness of listings on our platform.
Our competitors include:

•Online travel agencies (“OTAs”), such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com); Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity); Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner); Hopper; Meituan Dianping; Fliggy (a subsidiary of Alibaba); Despegar; MakeMyTrip; and other regional OTAs;
•Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines;
•Listing and meta search websites, such as TripAdvisor, Trivago, Mafengwo, AllTheRooms.com, Hometogo, Holidu, and Craigslist;
•Hotel chains, such as Marriott, Hilton, Accor, Wyndham, InterContinental, OYO, and Huazhu, as well as boutique hotel chains and independent hotels;
•Property management companies, such as Vacasa, Sonder, Inspirato, Evolve, Awaze, and other regional property management companies;
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

As of December 31, 2021, we had a substantial patent portfolio, consisting of issued patents and pending patent applications from the United States and multiple foreign jurisdictions. The portfolio includes both organically grown patent assets and a large number of assets acquired from IBM as part of a 2020 patent litigation settlement. We own a trademark portfolio with protections in more than 170 countries in which we currently operate for our primary brands — AIRBNB and our Bélo logo. Additionally, we own trademark protections around the world for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color; localizations, translations, and transliterations of our primary brands, and brands associated with businesses we have acquired.
We have registered domain names that we use in or relate to our business, such as the airbnb.com domain name and country code top level domain name equivalents.

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

We webcast our quarterly results calls and certain events we participate in or host with members of the investment community on our investor relations website (investors.airbnb.com). Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors

Our business, operations, and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Our Business

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the world has been and continues to be impacted by COVID-19 and its variants. In an attempt to limit the spread of the virus, governments have imposed various restrictions, including emergency declarations at the federal, state, and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures, which have had and may continue to have a material adverse impact on our business and operations and on travel behavior and demand.

The ongoing COVID-19 pandemic has materially adversely affected our near-term operating and financial results and may continue to materially adversely impact our long-term operating and financial results. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration of the pandemic (including the emergence of any variants, which may be more contagious and/or may impact the effectiveness of approved vaccines) both globally and within the United States, the prevalence of local, national, and international travel restrictions (including new or reinstated restrictions as a result of COVID-19 variants), vaccination requirements in connection with travel, vaccination rates in the communities in which we operate, reduced flight volume, the impact on capital and financial markets and on the U.S. and global economies, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Annual Report on Form 10-K. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, may materially adversely impact our business, results of operations, and financial condition.

Most of our employees and third-party vendors and service providers are working remotely. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security, and fraud risks. Our reduction in force in May 2020 and remote work arrangements resulting from the COVID-19 pandemic caused us to recognize an impairment of certain of our real property lease arrangements, and depending on the duration and extent of the remote work arrangements, we may incur additional impairment charges related to our real property lease agreements.

We have incurred net losses in each year since inception, and we may not be able to achieve or sustain profitability.

We incurred net losses of $674.3 million, $4.6 billion, and $352.0 million for the years ended December 31, 2019, 2020, and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $6.4 billion. Historically, we have invested significantly in efforts to grow our Host and guest community, introduced new or enhanced offerings and features, increased our marketing spend, expanded our operations, hired additional employees, and enhanced our platform.

Certain of our offerings and certain regions in which we operate result in listings with lower service fees and will require significant additional investments from us, which could have a materially negative impact on our overall operating margins as these offerings and regions increase in size over time relative to other areas in which we operate. In addition, we have changed, and may in the future reduce, our service fees for strategic or competitive reasons. Any failure to increase our revenue or any failure to manage an increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA.

Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards will continue to be a significant expense in future periods. In addition, beginning in the first quarter of 2022, we will begin using corporate cash to make required tax payments associated with the vesting of employee RSUs and withhold a corresponding number of shares from employees. We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle employee RSUs.

Our Adjusted EBITDA and Free Cash Flow have declined in prior periods, and this trend could continue.

We had Adjusted EBITDA of $(253.3) million, $(250.7) million, and $1.6 billion for the years ended December 31, 2019, 2020, and 2021, respectively. Our Free Cash Flow was $97.3 million, $(667.1) million, and $2.2 billion for the years ended December 31, 2019, 2020, and 2021, respectively. While our Adjusted EBITDA and Free Cash Flow increased in 2021, we may experience declines in Adjusted EBITDA and Free Cash Flow in the future. Adverse developments in our business, including lower than anticipated revenue, higher than anticipated operating expenses, impacts of the ongoing COVID-19 pandemic and net unfavorable changes in working capital, could result in a negative trend in our Adjusted EBITDA and Free Cash Flow. If our future Adjusted EBITDA or Free Cash Flow fail to meet investor or analyst expectations, it is likely to have a materially adverse effect on our stock price. Adjusted EBITDA and Free Cash Flow are supplemental metrics that are not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA and Free Cash Flow to the most directly comparable financial measure stated in accordance with GAAP and for additional information.

Our revenue growth rate has slowed over time, and we expect it to continue to slow in the future.

We have experienced significant revenue growth in the past; however, our revenue growth rate has slowed over time and there is no assurance that historic growth rates will return. Our future revenue growth depends on the growth of supply and demand for listings on our platform, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries and the short and long-term accommodation regulatory landscape. In addition, we believe that our revenue growth depends upon a number of factors, including:

•the COVID-19 pandemic and its impact on the travel and accommodations industries;
•our ability to retain and grow the number of guests and Nights and Experiences Booked;
•our ability to retain and grow the number of Hosts and the number of available listings on our platform;
•events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, extreme temperatures and ambient temperature increases, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
•competition;
•the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, Hosts, and/or guests, including changes in short-term occupancy, tax laws and real estate broker laws;
•the attractiveness of home sharing to prospective Hosts and guests;
•the level of consumer awareness and perception of our brand;
•our ability to build and strengthen trust and safety on our platform and among members of our community;
•the level of spending on brand and performance marketing to attract Hosts and guests to our platform;
•our ability to grow new offerings and tiers and to deepen our presence in certain geographies;
•timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
•other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, such as the ongoing COVID-19 pandemic, changes in Host and guest preferences, any of the other factors described above, or in this Annual Report on Form 10-K or otherwise, may result in decreased revenue and our business, results of operations, and financial condition would be materially adversely affected.

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

In addition, the number of listings on Airbnb may decline as a result of a number of other factors affecting Hosts, including: the COVID-19 pandemic; enforcement or threatened enforcement of laws and regulations, including short-term occupancy and tax laws; private groups, such as homeowners, landlords, and condominium and neighborhood associations, adopting and enforcing contracts that prohibit or restrict home sharing; leases, mortgages and other agreements, or regulations that purport to ban or otherwise restrict home sharing; Hosts opting for long-term rentals on other third-party platforms as an alternative to listing on our platform; economic, social, and political factors; perceptions of trust and safety on and off our platform; negative experiences with guests, including guests who damage Host property, throw unauthorized parties, or engage in violent and unlawful acts; and our decision to remove Hosts from our platform for not adhering to our Host standards or other factors we deem detrimental to our community.

We believe that our Host protection programs, including those provided through AirCover, are integral to retaining and acquiring Hosts. AirCover includes but is not limited to our Host Damage Protection program, which protects Hosts against property damage of up to $1 million, and our Host Liability Insurance and Experiences Liability Insurance, which provide liability insurance of up to $1 million to protect our Hosts against qualifying third-party claims for personal injury or property damage. If we discontinue these programs or these programs prove less effective, whether because our payouts under these programs or our insurance premiums become cost prohibitive or for any other reason, then the number of Hosts who list with us may decline.

In addition, we have incurred, and expect to continue to incur, higher than normal payments via refunds and travel credit issuance to guests who cancel for reasons related to COVID-19. Under our extenuating circumstances policy, guests who made reservations on or before March 14, 2020 and cannot travel due to the pandemic have been eligible to cancel their reservations for a full cash refund or in some cases travel credit. Similarly, Hosts with reservations confirmed on or before March 14, 2020 who cannot host due to the pandemic have been eligible to cancel under this policy without adverse consequences. A large number of guest cancellations under the policy caused lost earnings for our Hosts. To support our Hosts and lessen the impact of cancellations under our extenuating circumstances policy, we made a $250 million commitment, the majority of which had been distributed as of December 31, 2021, which provides Hosts a portion of the amount they expected to earn from bookings that were canceled under this policy. The reservations eligible for this support program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. Because this commitment is limited in amount and timeframe, Hosts will not receive full payment related to guest cancellations, and some Hosts may remove their listings from our platform if they are not satisfied with our policies during the COVID-19 pandemic.

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

Our success depends significantly on existing guests continuing to book and attracting new guests to book on our platform. Our ability to attract and retain guests could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

•events beyond our control such as the ongoing COVID-19 pandemic, other pandemics and health concerns, increased or continuing restrictions on travel, immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, extreme temperatures and ambient temperature increases, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
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

Our financial performance is dependent on the strength of the travel and hospitality industries. The outbreak of COVID-19 and emergence of its variants has caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on cross-border travel. Other events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, severe weather, droughts, extreme temperatures and ambient temperature increases, and volcanic eruptions, the frequency and severity of which may be increasingly impacted by climate change in future years (although it is currently impossible to predict with accuracy the scale of such impact), and travel-related health concerns including pandemics and epidemics such as Ebola, Zika, and Middle East Respiratory Syndrome, restrictions related to travel including COVID-19 related vaccination requirements, trade or immigration policies, wars, terrorist attacks, sources of political uncertainty, political unrest, protests, violence in connection with political or social events, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because many of these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition. Events such as sudden outbreaks of wars or regional instability have led to a large number of localized cancellations and safety concerns, which harm our business and our relationship with our Hosts and guests. In addition, increasing awareness around the impact of air travel on climate change and the impact of over-tourism may adversely impact the travel and hospitality industries and demand for our platform and services, whether due to the imposition of policies and regulations or changing societal attitudes to travel.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, worldwide or regional recession, unemployment, consumer debt, reductions in net worth, fluctuations in exchange rates, inflation, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in the bookings and prices for stays and experiences on our platform and an increase in cancellations, and thus result in lower revenue. Leisure travel in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions have led to a general decrease in leisure travel and travel spending in the past, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting Hosts and guests.

•Hosts. We compete to attract, engage, and retain Hosts on our platform to list their spaces and experiences. Hosts have a range of options for listing their spaces and experiences, both online and offline. It is also common for Hosts to cross-list their offerings. We compete for Hosts based on many factors, including the volume of bookings generated by our guests; ease of use of our platform (including onboarding, community support, and payments); the service fees we charge; Host protections, such as our Host Liability Insurance, Experiences Liability Insurance and Host Damage Protection program; and our brand. Throughout the COVID-19 pandemic, we have also competed based on our cancellation and extenuating circumstances policies.

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

We believe that our competitors include:

•OTAs such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com); Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity); Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner); Hopper; Meituan Dianping; Fliggy (a subsidiary of Alibaba); Despegar; MakeMyTrip; and other regional OTAs;
•Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines;
•Listing and meta search websites, such as TripAdvisor, Trivago, Mafengwo, AllTheRooms.com, Hometogo, Holidu, and Craigslist;
•Hotel chains, such as Marriott, Hilton, Accor, Wyndham, InterContinental, OYO, and Huazhu, as well as boutique hotel chains and independent hotels;
•Property management companies, such as Vacasa, Sonder, Inspirato, Evolve, Awaze, and other regional property management companies;
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

Laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.

Since we began our operations in 2008, there have been and continue to be legal and regulatory developments that affect the short-term rental, long-term rental and home sharing business. Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business in both local and national jurisdictions. Other private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict short-term rentals, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of Hosts to list their spaces. These groups and others cite concerns around affordable housing and over-tourism in major cities among other issues, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term or long-term rental of properties and/or home sharing. For example, in December 2021, the EU Commission closed a consultation in relation to a potential EU Short Term Rental Instrument which, if enacted, could have a material impact on the way short-term rentals are regulated in the European Union and the obligations on platforms (including around data sharing or the need to enforce registration schemes). Legislation in other regions also could have a material impact on the way short-term and long-term rentals are regulated. Such regulations include ordinances that restrict or ban Hosts from short-term rentals, long-term rentals, set annual caps on the number of days Hosts can share their homes, require Hosts to register with the municipality or city, or require Hosts to obtain permission before offering short-term rentals. In addition, some jurisdictions regard short-term rental or home sharing as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property requiring a permitting process. In December 2020, the European Commission adopted a proposal for a Digital Services Act (the “DSA”) to modernize the E-Commerce Directive with regard to, among other things, illegal services or content, traceability of business users, and transparency measures, including on the algorithms used for recommendation. The newly proposed instrument is still going through the legislative process. However, once adopted, it could potentially disincentivize certain Hosts to use the platform’s services by substantially increasing traceability obligations of the platform. Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, or widespread enforcement actions that limit the ability of Hosts to share their spaces. If laws, regulations, rules, or agreements significantly restrict or discourage Hosts in certain jurisdictions from sharing their properties, it would have a material adverse effect on our business, results of operations, and financial condition.

While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental or long-term rental laws, and could follow suit and enact regulations with direct requirements on platforms such as Airbnb. New laws, regulations, government policies, or changes in their interpretations in the over 100,000 cities and towns where we operate entail significant challenges and uncertainties. In the event of any such changes, pre-existing bookings may not be honored and current and future listings and bookings could decline significantly, and our relationship with our Hosts and guests could be negatively impacted, which would have a materially adverse effect on our business, results of operations, and financial condition. For example, if new regulations requiring us to share Host data with such governmental organizations or to ensure that Hosts have a registration or permit number before publishing their listings or some other form of regulation are implemented, our revenue from listings there may be substantially reduced due to the departure from our platform of Hosts who do not wish to share their data or to obtain a registration or permit number. A reduction in supply and cancellations could make our platform less attractive to guests, and any reduction in the number of guests could further reduce the number of Hosts on our platform.

While we seek to work with governments, we have in the past, and are likely in the future to, become involved in disputes with government agencies regarding such laws and regulations. For example, some governments have attempted to impose fines on us regarding what they contend is illegal offering of short-term accommodations in violation of applicable laws. Certain jurisdictions have adopted laws and regulations that seek to impose various types of taxes, including lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our Hosts and/or us, and withholding obligations on us, as more fully described in our risk factor titled “— Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform.” In addition, some third parties and regulators have asserted that we, through our operations, are subject to regulations with respect to short-term rentals, Host registration, licensing, and other requirements for the listing of accommodations and experiences, such as real estate broker or agent licenses, travel agency licenses, e-commerce platform operator, and insurance-related licenses. We could be held liable and incur significant financial and potential criminal penalties if we are found to have violated any of these regulations. In certain jurisdictions, we have resolved disputes concerning the application of these laws and regulations by agreeing, among other things, to remove listings from our platform at the request of government entities, to require Hosts to enter a permit or registration number or take other action before publishing listings on our platform, to share certain data with government agencies to assist in the enforcement of limits on short-term or long-term rentals as well as the enforcement of safety regulations, and to implement measures to confirm to the government that Hosts are operating in compliance with applicable law. When a government agency seeks to apply laws and regulations in a manner that limits or curtails Hosts’ or guests’ ability or willingness to list and search for accommodations in that particular geography, we have attempted and may continue to attempt through litigation or other means to defend against such application of laws and regulations, but have sometimes been and may continue to be unsuccessful in certain of those efforts. Further, if we or our Hosts and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with Hosts and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement may be publicly available and could create a precedent that may put us in a weaker bargaining position in future disputes with other governments.

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

Hosts list, and guests search for, stays and experiences on our platform in more than 220 countries and regions, and in over 100,000 cities and towns throughout the world. There are national, state, local, and foreign laws and regulations in jurisdictions that relate to or affect our business. Moreover, the laws and regulations of each jurisdiction in which we operate are distinct and may result in inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost and increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, Host registration, limits on lengths of stays, and other regulations, each of which require us to dedicate significant resources to provide the infrastructure and tools needed on our platform for our Hosts to meet these legal requirements and for us to fulfill any obligations we may have. The complexity of our platform and changes required to comply with the large number of disparate requirements can lead to compliance gaps if our internal resources cannot keep up with the pace of regulatory change and new requirements imposed on our platform, or if our platform does not work as intended or has errors or bugs. Environmental, health, and safety requirements have also become increasingly stringent, and our costs, and our Hosts’ costs, to comply with such requirements may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our Hosts’ properties or result in significant additional expense and operating restrictions on us.

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

In addition to laws and regulations directly applicable to the short-term rental, long-term rental, and home sharing business as discussed in our risk factor titled “— Laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data protection, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services and insurance services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. We are also subject to federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements.

As a result of the COVID-19 pandemic, many jurisdictions have also adopted laws, rules, regulations, and/or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions including vaccination requirements, or restricting access to city centers or limiting accommodation offerings in surrounding areas. In addition, many jurisdictions have limited social mobility and gatherings. As the COVID-19 pandemic continues, governments, corporations, and other authorities may continue to implement restrictions or policies that could further restrict the ability of our Hosts and guests to participate on our platform.

There is increased governmental interest in regulating technology companies in areas including privacy, tax, data localization and data access, algorithm-based discrimination, competition, and real estate broker related activities. In addition, increasing governmental interest in, and public awareness of, the impacts and effects of climate change and greater emphasis on sustainability by federal, state, and international governments could lead to further regulatory efforts to address the carbon impact of housing and travel. In particular, the current regulatory landscape regarding climate change (including energy efficiency in buildings), both within the United States and in many other locations where we operate worldwide, is evolving at pace, and is likely to continue to develop in ways that require our business to adapt. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, including laws and regulations which seek to reduce the carbon emissions relating to travel and set minimum energy efficiency requirements for buildings, which could materially adversely affect our business, results of operations, and financial condition. In particular, stricter regulation in relation to energy efficiency requirements of buildings could lead to a reduced number of listings in affected jurisdictions. We incur significant expenses and commit significant resources to maintain our platform in compliance with laws and regulations; however, there is no assurance that we will be able to fully implement technical upgrades and other system implementations in a timely manner since implementations often involve building new infrastructure and tools, which contain the inherent risk of unplanned errors and defects, and in certain instances we may be unable to respond to legislation in a way that fully mitigates any negative impacts our business.

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. For example, the laws and regulations that impact our United Kingdom and European Union operations, including payment processing, privacy and data protection, legal protection for platforms, workers’ rights, and intellectual property, will change after the end of the transitional period following the United Kingdom’s departure from the European Union. The Omnibus Directive also introduces stricter penalties for breaches of consumer protection law. This includes an introduction of fines as a mandatory element of penalties in some situations and higher amounts, as well as additional information requirements. The Collective Redress Directive replaced its predecessor in November 2020. This relatively new Directive allows for the recovery of monetary compensation on behalf of large classes of consumers, and greatly extends the scope to new areas, including for example misleading and comparative advertising, privacy and data protection. The European Union is also reviewing the regulation of digital services, and in December 2020, the European Commission published a draft of the proposed DSA, which is now close to being finalized in 2022 and will introduce a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. The DSA modernizes the E-Commerce Directive with regard to, among other things, illegal services or content, traceability of business users and transparency measures, including on the algorithms used for recommendation. In parallel, the European Commission also published a legislative proposal to introduce new ex ante regulation of online platforms and new market investigation powers as a separate piece of legislation, the Digital Markets Act (the “DMA”), which is expected towards the second half of 2022. Both instruments could be formally adopted by the EU co-legislator in 2022. Some European jurisdictions (such as Germany) have also introduced new competition rules in relation to digital platforms similar to the DMA at the national level, and other jurisdictions (such as the United Kingdom) are in the process of introducing similar new rules. These laws may contain certain regulatory requirements and/or obligations that could negatively impact the business of companies like ours. Furthermore, some of our Hosts or some of our offerings may now or in the future be subject to the European Package Travel Directive, which imposes various obligations upon package providers and upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers. Our efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from operations.

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

We have been, and expect to continue to be, subject to various government inquiries, investigations, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, long-term rentals, and home sharing, tax, consumer protection, pricing, advertising, discrimination, data protection, data sharing, payment processing, privacy, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and also management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices, including enabling tax collection, tax reporting, display of Host registration numbers, and removal of noncompliant listings. We are unable to predict the outcomes and implications of such inquiries, investigations, and proceedings on our business, and such inquiries, investigations, and proceedings could result in damages, large fines and penalties and require changes to our products and operations, and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adapted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government inquiries, investigations, and proceedings.

We have been involved in litigation with national governments, trade associations and industry bodies, municipalities, and other government authorities, including as a plaintiff and as a defendant, concerning laws seeking to limit or outlaw short-term and long-term rentals and to impose obligations or liability on us as a platform. In the United States, we have been involved in various lawsuits concerning whether our platform is responsible for alleged wrongful conduct by Hosts who engage in short-term rentals. Claims in such cases have alleged illegal hotel conversions, real estate license requirements, violations of municipal law around short-term occupancy or rentals, unlawful evictions, or violations of lease provisions or homeowners’ association rules. Legal claims have been asserted for alleged discriminatory conduct undertaken by Hosts against certain guests, and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the European E-Commerce Directive and its national transpositions are interpreted by the courts or otherwise modified or amended, as our platform and services to our Hosts and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, hidden camera incidents, and privacy violations that occurred at listings or experiences during a booking made on our platform. We also have had putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

Notwithstanding the decision of the Court of Justice of the European Union (“CJEU”) on December 19, 2019 ruling that Airbnb is a provider of information society services under the E-Commerce Directive, there continue to be new laws and government initiatives within the European Union attempting to regulate Airbnb as a platform. In several cases, national courts are evaluating whether certain local rules imposing obligations on platforms can be enforced against us. For example, we are challenging laws in various European jurisdictions requiring short-term rental platforms to act as withholding tax agent for Host income taxes, to collect and remit tourist taxes, and to disclose user data. Adverse rulings in these national cases are possible and could result in changes to our business practices in significant ways, increased operating and compliance costs, and lead to a loss of revenue for us. In addition, the European Union is in the final stages of approving the DSA, which will exist in parallel with the E-Commerce Directive and clarify and enhance the rules that apply to platforms.

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

We could face claims relating to information or content that is made available on our platform. Our platform relies upon content that is created and posted by Hosts, guests, or other third parties. Although content on our platform is typically generated by third parties, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our Hosts and guests. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine and various tort law defenses in the United States and the E-Commerce Directive in the European Union and other regulations, differences between statutes, limitations on immunity or responsibility, requirements to maintain immunity or proportionate responsibility, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by Hosts and guests or otherwise contributed by third-parties to our platform.

Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There is proposed U.S. federal legislation seeking to hold platforms liable for user-generated content, including content related to short-term or long-term rentals. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

The European Union is also reviewing the regulation of digital services, and in December 2020, the European Commission published a draft of the proposed DSA, which is now close to being finalized in 2022 and will introduce a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content.

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

While home sharing has grown in popularity, home sharing may not achieve global acceptance, particularly in regions where home sharing may not be deemed attractive to Hosts and guests due to cultural considerations. The attractiveness of our platform for Hosts and guests is impacted by a number of factors, including the willingness of individual Hosts to offer their homes on our platform, the willingness of guests to book stays at homes in lieu of more traditional options, such as hotels, our ability to continue to extend our operating model internationally and offer localized services that are desirable to our Hosts and guests, and our ability to offer cost-effective alternatives to traditional accommodations. Furthermore, both Hosts and guests may be reluctant or unwilling to use our platform because of concerns regarding their safety or the quality of their stays. Many Hosts and guests may be apprehensive about or not willing to share homes due to concerns surrounding the transmission of COVID-19, and if they are willing to share homes, their ability to do so may be restricted by laws, rules, regulations, or decrees adopted in response to the COVID-19 pandemic.

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

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of other areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights (including in respect of our own operations and throughout our supply chain), matters associated with our broader supply chain (including Hosts, guests, and other business partners), diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the climate and local environment, and public health policies that may cause geopolitical backlash, our business partners, private companies where we have minority investments, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our Hosts, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

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

In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, compliance with Airbnb policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, hidden cameras or pool safety, of all our Hosts’ listings or experiences. We have not in the past and may not in the future undertake to independently verify the location, safety, or suitability of experiences for individual guests, the suitability, qualifications, or credentials of experiences Hosts, or the qualifications of individual experiences guests. In the limited circumstances where we have undertaken the verification or screening of certain aspects of Host qualifications, listings or experiences, the scope of such processes may be limited and rely on, among other things, information provided by Hosts and guests and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen Host qualifications, listings, or experiences following initial review. We have in the past relied, and may in the future, rely on Hosts and guests to disclose information relating to their listings and experiences and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with listings, but certain listings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from Hosts and guests to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by listings or individual Hosts or guests or may not sufficiently address those risks.

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

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of Hosts, guests, or third parties, our ability to attract and retain Hosts and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter home sharing regulations or regulatory inquiries into our platform policies and business practices. In the United States and other countries, we have seen listings being used for parties in violation of Airbnb’s policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our Hosts, guests, and third parties for compensation due to fatalities, accidents, injuries, assaults, theft, property damage, privacy and security issues, fraudulent listings, and other incidents that are caused by other Hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Our third-party insurance, which may or may not be applicable to all claims, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. As we expand our offerings and tiers, or if the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety on our platform, combat fraudulent activities and other misconduct and improve community trust, such as requiring identity and other information from Hosts and guests, attempting to confirm the location of listings, removing suspected fraudulent listings or listings repeatedly reported by guests to be significantly not as described, and removing Hosts and guests who fail to comply with our policies. These measures are long-term investments in our business and the trust and safety of our community. However, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces Host and guest activity on our platform, and could materially adversely affect our business. Implementing the trust and safety initiatives we have announced, which include limited verification of Hosts and listings, restrictions on “party” houses, restrictions on certain types of bookings, and our neighbor hotline, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced Host and guest retention, which could also materially adversely affect our business. As we operate a global platform, the timing and implementation of these measures will vary across geographies. We have invested and plan to continue to invest significantly in the trust and safety of our platform, but there can be no assurances that these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

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

In response to the COVID-19 pandemic, we have instituted a number of policies and measures to address the use of our platform during the COVID-19 pandemic. In particular, we have launched cleaning programs and safety practices that are intended to help prevent transmission of COVID-19 and its variants. Such policies may not be successful in preventing the transmission of COVID-19 or its variants. If guests or Hosts believe that booking stays or experiences on our platform poses heightened risks for contracting COVID-19 or other diseases, our reputation and business could be materially adversely affected.

Growing focus on evolving environmental, social, and governance issues (ESG) by shareholders, customers, regulators and other stakeholders may impose additional risks and costs on our business.

Environmental, social, and governance (“ESG”) matters have become an area of growing and evolving focus among our shareholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face heightened expectations with respect to their practices, disclosures and performance in relation to climate change, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human rights issues), among other topics.

We are committed to maintaining strong relationships with all of our key stakeholders, including our Hosts, guests, the communities within which we operate in, employees, and shareholders and we have taken and continue to take steps to serve each of our stakeholder groups. We also endeavor to maintain productive relationships with regulators and other constituencies with whom we engage. Notwithstanding our commitments to stakeholders and intentions with respect to other constituencies, if we fail to meet evolving investor and stakeholder expectations on ESG matters or if we are perceived not to have responded appropriately or in a timely manner to ESG issues that are material to our business, including failing to pursue or achieve our stated goals, targets and objectives within the timelines we announce or failing to satisfy reporting and disclosure expectations, we may experience harm to our brand and reputation, adverse press coverage, a reduction in our attractiveness as an investment, greater regulatory scrutiny and potential legal claims, greater difficulties in attracting and retaining customers and talent, and as a consequence, our business, results of operations, financial condition and/or stock price could be materially adversely affected. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG commitments.

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

We have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. The remainder of our traffic comes through direct or unpaid channels, which include brand marketing and search engine optimization (“SEO”). A critical factor in attracting Hosts and guests to our platform is how prominently listings are displayed in response to search queries for key search terms. The success of home sharing and our brand has led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. Our strategy is to increase brand marketing and use the strength of our brand to attract more guests via direct or unpaid channels. However, we may not be successful at our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a Host or guest’s web browser or device — and related and similar technologies to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. For example, we are subject to evolving EU and United Kingdom privacy laws on cookies, tracking technologies, and e-marketing. In the European Union and United Kingdom under national laws derived from the ePrivacy Directive, informed consent is often required for the placement of a cookie or similar technology on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The GDPR and similar laws also strictly regulate our use of personal data for marketing purposes. Additional legislation in this space is anticipated, which may increase the burden on our business and fines for non-compliance. While the text of the ePrivacy Regulation is still under development, recent European court and regulatory decisions as well as guidance are driving increased attention to cookies and tracking technologies, in particular in the online behavioral advertising ecosystem. We are seeing increased proactive enforcement activity in this area by European data regulators coupled with investigations flowing from complaints made by privacy activist groups. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. We could also face negative publicity or reputation damage as a result of regulatory action or from being named in complaints about our practices. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective Hosts and guests, and thus materially adversely affect our business, results of operations, and financial condition.

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

Our indebtedness could materially adversely affect our financial condition. Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, results of operations, and financial condition, and impair our ability to satisfy our obligations under our indebtedness.

In March 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes"). In addition, we entered into a five-year revolving credit facility in November 2020 with $500.0 million of initial commitments from a group of lenders (“2020 Credit Facility”). As of December 31, 2021, there were no borrowings outstanding under the 2020 Credit Facility, and we had total outstanding letters of credit of $15.9 million under the 2020 Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, and financial condition, and ability to satisfy our obligations under our indebtedness.

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

In addition, our existing credit agreement for our 2020 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. The covenants in the agreement governing our 2020 Credit Facility (the “Credit Agreement”), among other things, limit our and our subsidiaries’ abilities to:

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

Additionally, interest rates under our Credit Agreement are based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international, and other regulatory guidance and proposals for reform. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative rate for USD LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification, or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us or our borrowing costs.

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

We are a global platform with Hosts in more than 220 countries and regions and over 100,000 cities and towns, and a global guest community. As of December 31, 2021, we had offices in 27 cities and had approximately 2,800 employees located internationally. For the year ended December 31, 2021, 50% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, which include:

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

In addition, we will continue to incur significant expenses to operate our business in China, and we may never achieve profitability or sizable supply penetration in that market. These factors, combined with sentiment of the workforce in China, and China’s policy towards foreign direct investment may particularly impact our operations in China. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions and which may not be implemented within regulatory timelines.

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

In China, the Chinese government has adopted laws, regulations and implementation measures that govern the dissemination of content over the Internet and data processing in China. These impose additional requirements for certain categories of operators, and are continuing to develop and be clarified. At this point, it is uncertain what obligations will apply to us in the future, and we cannot predict what impact these new laws and regulations or the increased costs of compliance, if any, will have on our operations in China. Actions by the U.S. government could also impair our ability to effectively operate in China, including through the use of Executive Orders or trade blacklists to ban or limit the use of services provided by Chinese third parties.

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

If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation and could materially adversely affect our business, results of operations, and financial condition.

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

Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. Many large geographies in which we operate, including Australia, Brazil, Canada, China, and India, have passed or are in the process of passing comparable or other robust data privacy legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

In addition, from January 1, 2021 (when the transitional period following Brexit expired), we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law. Both regimes have the ability to fine up to the greater of 20 million Euros (17 million British Pounds) or 4% of global turnover, respectively. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the United States and other jurisdictions; for example, on July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations.

In the EEA, the Austrian and the French data protection authorities have indicated in recent ruling that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. A similar ruling was also recently handed down by the European Data Protection Supervisor in respect of the use of Google Analytics by the European Parliament. A number of other EU supervisory authorities are expected to take a similar approach, which may impact other business tools that we use. As the enforcement landscape further develops, and supervisory authorities issue further decisions and guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors and make other operational changes, and/or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

In addition to other mechanisms (particularly standard contractual clauses), we previously relied on our own Privacy Shield certification and, in limited instances, the Privacy Shield certifications of third parties (for example, vendors and partners) for the purposes of transferring personal data from the EEA and United Kingdom to the United States. We continue to rely on the standard contractual clauses to transfer personal data outside the EEA and United Kingdom, including to the United States. Additionally, in certain circumstances, we rely on derogations provided for by law. These recent developments may require us to review and amend the legal mechanisms by which we make and, or, receive personal data transfers to the United States and other jurisdictions. As our lead supervisory authorities (the Irish Data Protection Commission and the Luxembourg National Commission for Data Protection), the European Data Protection Board, and other data protection regulators issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, have to stop using certain tools and vendors and make operational changes, suffer complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and our ability to provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations, and financial condition.

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

Our business also increasingly relies on machine learning, artificial intelligence and automated decision making to improve our services and tailor our interactions with our customers. However, in recent years use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our machine learning and artificial intelligence, or require us to make changes to our platform or operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further, California recently introduced a law requiring disclosure of chatbot functionality.

Any failure or perceived failure by us to comply with consumer protection, privacy or data protection laws, rules and regulations; policies; or enforcement notices and/or assessment notices (for a compulsory audit) could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our Host or guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. The increase in the frequency and scope of cyber-attacks during the COVID-19 pandemic has exacerbated data security risks. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take significant measures to guard against the type of activity that can lead to data breaches, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

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

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive data.

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

Our platform is a complex system composed of many interoperating components and software, including algorithms that incorporate machine learning and exhibit characteristics of artificial intelligence. Our business is dependent upon our ability to prevent system interruption on our platform, to effectively implement updates to our systems and to appropriately monitor and maintain our systems. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. For example, defects or errors have resulted in and could result in the delay in making payments to Hosts or overpaying or underpaying Hosts, which would impact our cash position and may cause Hosts to lose trust in our payment operations. Any errors, bugs, or vulnerabilities discovered in our code or systems released to production or found in third-party software, including open source software, that is incorporated into our code, any misconfigurations of our systems, or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, search ranking problems, Host account takeovers, fraudulent listings, issues with chatbot behavior, inadvertent failure to effectively comply with legal or regulatory requirements, negative publicity, damage to our reputation, loss of existing and potential Hosts and guests, loss of revenue, liability for damages, a failure to comply with certain legal or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings and tiers. It may be particularly difficult for us to manage these issues during the COVID-19 pandemic and the related governmentally mandated health orders and restrictions, as a result of which few of our employees are physically present in our headquarters.

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

We face possible risks associated with natural disasters and extreme weather events (the frequency and severity of which may be impacted by climate change), which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires (although it is currently impossible to accurately predict the impact of climate change on the frequency or severity of these events), any of which could have a material adverse effect on our business, results of operations, and financial condition. We, including through our Hosts, operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our Hosts’ property or the surrounding area. For example, to the extent climate change causes changes in weather patterns or an increase in extreme weather events, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our Hosts’ properties and result in a reduced number of listings in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our Hosts find acceptable in areas most vulnerable to such events, increasing operating costs for our Hosts, including the cost of water or energy, and requiring our Hosts to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our Hosts may decide to remove their listings from our platform. If we are unable to provide listings in certain areas due to climate change, we may lose both Hosts and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our Nights and Experiences Booked and GBV, and seasonality in Adjusted EBITDA that is consistent with seasonality of our revenue, which has historically been, and is expected to continue to be, highest in the third quarter when we have the most check-ins as it is the peak travel season for North America and EMEA. We recognize revenue upon the completion of a check-in. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. Since the beginning of the pandemic, we saw a significant geographic mix shift towards bookings in North America, entire homes, and non-urban destinations, all of which tend to have higher average daily rates. These trends and their impact on our average daily rate may change as the pandemic eases.

In addition, our results of operations may fluctuate as a result of a variety of other factors, some of which are beyond our control, including:

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

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Our third-party providers, including our cloud computing providers and our payment processing partners, may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism, and other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing or payment processing, and business continuity and disaster recovery plans may not be effective. The occurrence of any of the above events could result in Hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

We may raise additional capital in the future or otherwise issue equity, which could have a dilutive effect on existing stockholders and adversely affect the market price of our common stock. If we require additional funding to support our business, this additional funding may not be available on reasonable terms, or at all.

We may from time to time issue additional shares of common stock. As a result, our stockholders may experience immediate dilution. We may engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, our stockholders will experience additional dilution when option holders exercise their right to purchase common stock under our equity incentive plans, when RSUs vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity. Additionally, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations.

Since the COVID-19 pandemic began, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. As we manage through the slowdown in our business due to the ongoing COVID-19 pandemic, should we require additional funding, we cannot be sure that additional financing will be available to us on reasonable terms, or at all. If we cannot raise additional funds when we need them, our ability to continue to support our business and to respond to business challenges would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

We use a combination of third-party insurance and self-insurance, including a wholly-owned captive insurance subsidiary established in 2019, to manage the exposures related to our business operations. We support our Host community by maintaining a variety of Host protection programs, such as AirCover, which includes our Host Liability Insurance, Experiences Liability Insurance, and our Host Damage Protection program (formerly known as Host Protection Insurance, Experience Protection Insurance, and Host Guarantee Program, respectively). Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our overall spend on insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Host Liability Insurance and Experiences Liability Insurance

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term and long-term rental regulatory requirements, we have procured Host Liability and Experiences Liability general liability insurance from third parties, which are subject to certain terms, conditions, and exclusions, for claims from guests and third parties for bodily injury or property damage arising from bookings of stays and experiences through our platform. We and our Hosts are insured parties, and landlords, homeowners or condo-owners associations, and any other similar entities, are additional insured parties. However, these insurance programs may not provide coverage for certain types of claims, including those relating to contagious diseases such as COVID-19, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements.

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

Captive Insurance Company

We have a wholly-owned captive insurance subsidiary to manage the financial exposure related to our Host and experiences liability insurance programs along with certain corporate insurance programs. Our captive insurance subsidiary is a party to certain reinsurance and indemnification arrangements that transfer a portion of the risk from our insurance providers to the captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves. As our business continues to develop and diversify, we may choose to or have to transfer more risk to our captive insurance subsidiary as it may become more difficult to obtain insurance with current retentions or deductibles and with similar terms to cover our exposure. Our insurance reserves account includes unpaid losses, loss adjustment expenses for risks, and other associated expenses, such as defense costs retained by us through our captive insurance subsidiary. These amounts are based on third-party actuarial estimates, historical claim information, and industry data. While these reserves are believed to be adequate, our ultimate liability could be in excess of our reserves, which could materially adversely affect our results of operations and financial position.

Host Damage Protection Program

We maintain a Host Damage Protection program that provides reimbursement of up to $1 million for loss or damages to a Host property caused by guests, subject to terms and conditions. While the Host Damage Protection program is a commercial agreement with our Hosts and for which we are primarily responsible, we maintain a contractual liability insurance policy to provide coverage to us for claims and losses incurred by us under the Host Damage Protection program. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with Hosts as to whether the Host Damage Protection program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

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

When a Host or guest has a poor experience on our platform, we may issue refunds or coupons for future stays. These refunds and coupons are generally treated as a reduction to revenue. We may make payouts for property damage claims under our Host Damage Protection program, which we account for as consideration paid to a customer and is also generally treated as a reduction in revenue. A robust community support effort is costly, and we expect such cost to continue to rise in the future as we grow our business. We have historically seen a significant number of community support inquiries from Hosts and guests. Our efforts to reduce the number of community support requests may not be effective, and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, results of operations, and financial condition.

A significant portion of our bookings and revenue are denominated in foreign currencies, and our financial results are exposed to changes in foreign exchange rates.

A significant portion of our business is denominated and transacted in foreign currencies, which subjects us to foreign exchange risk. We offer integrated payments to our Hosts and guests in over 40 currencies. Generally speaking, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the year ended December 31, 2021, approximately 50% of our revenue was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar-denominated. We also have foreign exchange risk with respect to certain of our assets, principally cash balances held on behalf of Hosts and guests, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the remeasurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the Host elects to get paid. In those cases, we bear the currency risk of both the guest payment as well as the Host payment due to timing differences in such payments. We may also risk currency rate and logic confusion by Hosts or guests if they do not understand the currency shown. While we have and may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure.

The value of our equity investments in private companies could decline, which could materially adversely affect our results of operations and financial condition.

Our equity investments in private companies where we do not have the ability to exercise significant influence are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes, with such changes in value recognized in other income (expense), net in our consolidated statements of operations. Additionally, for our equity investments in private companies where we have the ability to exercise significant influence, but not control, we record our proportionate share of net income or loss in other income (expense), net in our consolidated statements of operations. The financial statements provided by these companies are often unaudited. Our investments in private companies are inherently risky, including early-stage companies with limited cash to support their operations and companies whose results are negatively impacted by downturns in the travel industry, such as the one in response to the COVID-19 pandemic. The companies in which we invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing and sales of their products. Further, our ability to liquidate such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

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

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2021 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2017 to 2021 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposed an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We disagree with the proposed adjustment and intend to vigorously contest it. In February 2021, we submitted a protest to the IRS describing our disagreement with the proposed agreement and requesting the case to be transferred to IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, we received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. We will continue to pursue all available remedies to resolve this dispute, which include: entering into administrative settlement discussions with the IRS Appeals in 2022, and if necessary petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

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

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions of the Tax Cuts and Jobs Act, such as limitations on the deduction of net operating losses and interest. The United States government may enact further significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income or significant changes to the taxation of income derived from international operations. The likelihood of these changes being enacted or implemented is unclear. In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a 2017 law requires short-term rental platforms that process payments to collect and remit Host income tax and tourist tax, amongst other obligations. Airbnb has challenged this law before the Italian courts but if we are unsuccessful this will lead to further compliance and potentially significant prior and future tax obligations.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015 and an interim report in 2018, and in 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain, and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business.

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

While federal net operating loss carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such net operating loss carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Utilization of our net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing net operating loss carryforwards could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

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

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and community support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry and particularly in San Francisco where we have our headquarters and other jurisdictions where we operate. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignations.” The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

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

The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. We have invested heavily in our technology in recent years. Our future success will depend on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of Hosts and guests. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, artificial intelligence, virtual and augmented reality, and cloud technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We process a significant volume and dollar value of transactions on a daily basis. When Hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent bookings on our platform, or there are Host account takeovers, we have incurred and will continue to incur losses from claims by Hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2021, total chargeback expense was $83.8 million. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings on our platform, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of charge-backs, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

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

Our payments operations are subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

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

We issue gift cards in the United States and in certain other geographies for use on our platform and are subject to consumer protection and disclosure regulations relating to those services. If we seek to expand our gift cards or other stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations, which we may not be able to obtain.

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

PSD2 imposes new standards for payment security and strong customer authentication (aimed at fraud reduction) that may make it more difficult and time consuming to carry out a payment transaction. These requirements will be enforced in the United Kingdom with respect to online card payments starting on March 14, 2022, while countries in the EEA began enforcing these requirements in 2021. In many cases, strong customer authentication requires our UK and EEA guests to engage in additional steps to authenticate payment transactions and UK and EEA Hosts to perform authentication upon access to their Airbnb payout account or modification of their payout account information. These additional authentication requirements may make our platform experience for Hosts and guests in the UK And EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which our customers use our platform or could cause some Hosts and guests to stop using our platform entirely, which could materially adversely affect our business, results of operations, and financial condition.

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

Consumer Protection

We are subject to consumer protection laws and regulations in the U.S. states and countries from which we provide payment services. In the United States, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to conduct rulemaking and supervision related to, and enforcement of, federal consumer financial protection laws. We are subject to a number of such federal consumer financial protection laws and regulations, as well as related state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the CFPB. Money transmitters such as Airbnb Payments are subject to direct supervision and periodic examination by the CFPB and are required to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures
We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive, or abusive acts or practices or other consumer financial protection laws enforced by the CFPB or other agencies. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties, including plaintiffs’ attorneys’ fees. The Dodd-Frank Act also empowers state attorneys general and other state officials to enforce federal consumer protection laws under specified conditions. Various government offices and agencies, including various state agencies and state attorneys general (as well as the CFPB and the U.S. Department of Justice), have the authority to conduct reviews, investigations, and proceedings (both formal and informal) involving us or our subsidiaries. These examinations, inquiries and proceedings could result in, among other things, substantial fines, penalties or changes in business practices that may require us to incur substantial costs.

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

We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by OFAC and the U.S. Department of State), the Council of the European Union, the Office of Financial Sanctions Implementation of Her Majesty’s Treasury in the United Kingdom (“OFSI”) and the Ministry of Finance and Commission de Surveillance du Secteur Financier of Luxembourg. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals (“SDN List”), subject to EU/UK asset freezes, or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, results of operations, and financial condition. Our ability to track and verify transactions and otherwise to comply with these regulations require a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. We routinely report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. We have also reported to OFSI on dealings with persons subject to EU/UK sanctions. There is a risk that, despite the internal controls that we have in place, we have engaged in transactions inconsistent with applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in our internal controls or modify our business.

Beginning in July 2019, we conducted an internal review and have been holding related discussions with OFAC regarding certain user activity on our platform that may have been inconsistent with our policies and the requirements of U.S. sanctions laws. The scope of this review included activity by users in certain countries and territories that were or are the target of U.S. sanctions laws. In July 2020, OFAC issued to us a cautionary letter and no administrative penalty with respect to certain aspects of that review concerning the Crimea region of Ukraine. The internal review also covered certain other issues concerning our compliance with OFAC’s sanctions program, focusing in particular on our business in Cuba, and as to our compliance with restrictions on transactions with specially designated nationals. We submitted the results of that internal review in final Voluntary Self Disclosures to OFAC in September 2020. In October 2020, OFAC issued to us cautionary letters and a no action letter, and no administrative penalties, with respect to the disclosed matters involving specially designated nationals. In December 2021, OFAC closed its review of aspects of our Cuba business following our execution of a settlement agreement in which we agreed to (i) pay $91.2 thousand and (ii) affirmative ongoing compliance commitments, in connection with transactions that we voluntarily disclosed that OFAC deemed to be apparent violations of its Cuba sanctions regulations. If we fail to meet these compliance commitments, we could be subject to OFAC reopening the review in relation to the matters covered by our settlement agreement.

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

We have significant amounts of cash, cash equivalents, and other investments, including money market funds, certificates of deposit, U.S. government debt securities, commercial paper, corporate debt securities, government agency debt securities, mortgaged-backed and asset-backed securities, with banks or other financial institutions in the United States and abroad for both our corporate balances and for funds held on behalf of our Hosts and guests. We also rely on such banks and financial institutions to help process payments transactions. We have both significant funds flows from and to various financial institutions as a result of our processing of payments from guests to Hosts. As part of our currency hedging activities on these balances, we enter into transactions involving derivative financial instruments with various financial institutions. We regularly monitor our exposure to counterparty credit risk and manage this exposure in an attempt to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition, or service interruptions at, or failure of, these counterparty financial institutions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses or to access or recover our assets may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. Furthermore, our ability to process payment transactions via such counterparties would be severely limited or cease. In the event of default or failure of one or more of our counterparties, we could incur significant losses and be required to make payments to Hosts and/or refunds to guests out of our own funds, which could materially adversely affect our results of operations and financial condition.

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

We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. In response to the ongoing COVID-19 pandemic, we are making certain payments to Hosts and issuing guest cancellation coupons to guests, which we account for as consideration paid to a customer and result in a reduction to revenue.

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

Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our Hosts, guests, the communities in which we operate, employees, shareholders and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our Class A common stock.

We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our Hosts, guests, the communities in which we operate, employees, shareholders, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term shareholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our shareholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our Class A common stock. Our commitment to pursuing long-term value for the company and its shareholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our Class A common stock, including by making owning our Class A common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term shareholder value, which may include changes to our platform to enhance the experience of our Hosts, guests, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our Hosts, guests, and employees, investing in and introducing new products and services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A common stock, could be materially adversely affected.

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

The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders, and their respective affiliates, who held in the aggregate 86.3% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, our Class C common stock has no votes per share, and our Class H common stock has no votes per share. As of December 31, 2021, the holders of our outstanding Class B common stock beneficially owned 41.9% of our outstanding capital stock and held 93.7% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, beneficially owning 40.5% of our outstanding capital stock and holding 86.3% of the voting power of our outstanding capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until all such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, our founders, who collectively held 67.1% of the voting power of our outstanding capital stock as of December 31, 2021, are party to a Voting Agreement under which each founder and his affiliates and certain other entities agree to vote their shares for the election of each individual founder to our board of directors. We and each of our founders are party to a Nominating Agreement under which we and the founders are required to take certain actions to include the founders in the slate of nominees nominated by our board of directors for the applicable class of directors, include them in our proxy statement, and solicit proxies or consents in favor of electing each founder to our board of directors. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had 364,500,107 shares of Class A common stock outstanding, 269,023,723 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and 9,200,000 shares of Class H common stock outstanding.

Certain holders of shares of our common stock, options to purchase shares of our common stock, and warrants to purchase shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

Further, as of December 31, 2021, we had 24,122,297 options outstanding and 36,788,579 shares of Class A common stock issuable upon vesting of outstanding RSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we filed a registration statement and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.

Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.

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

Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Although we have no current plans to issue any shares of Class C common stock, we may in the future issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of Nasdaq. Because the Class C common stock carries no voting rights (except as otherwise required by law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our founders who are parties to a Nominating Agreement and a Voting Agreement, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. Our directors, executive officers, and 5% stockholders and their respective affiliates beneficially owned in the aggregate 40.5% of our outstanding capital stock but held in the aggregate 86.3% of the voting power of our capital stock as of December 31, 2021. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that stockholders may otherwise support, and could allow us to take actions that some of our stockholders do not view as beneficial, which could reduce the trading price of our Class A common stock. Furthermore, this concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A and Class B common stock. Any such issuance of Class C common stock could also cause the trading price of our Class A common stock to decline.

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

We have only paid one dividend in our history and do not intend to pay any dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, our Credit Agreement contains negative covenants that limit our ability to pay dividends. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We incur significant expenses as a result of being a public company, which could materially adversely affect our business, results of operations, and financial condition.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”). Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and could materially adversely affect our business, results of operations, and financial condition.

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

As a public reporting company, we are subject to the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with this annual report on Form 10-K. In support of such certifications, we were required to document and make significant changes and enhancements, including hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm provided an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. We anticipate to continue investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in San Francisco, California, where we have lease commitments for approximately 941,000 square feet, including approximately 465,000 square feet offered for sublease, across multiple buildings. As of December 31, 2021, we leased office facilities totaling approximately 1.6 million square feet in multiple locations in the United States and internationally. We believe our facilities are adequate and suitable for our current needs.
Item 3. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 12, Commitments and Contingencies – Legal and Regulatory Matters to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Holders of our Common Stock

Holders of our Common stock as of February 10, 2022, were as follows:
•Class A common stock: 319 stockholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
•Class B common stock: 112 stockholders of record.
•Class C common stock: There were no shares outstanding.
•Class H common stock: All outstanding shares were held by our wholly-owned Host Endowment Fund subsidiary.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 9, 2020, our registration statement on Form S-1 (File No. 333-250118) was declared effective by the SEC for the initial public offering of our Class A common stock. As of December 31, 2021, all of the proceeds from the initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Airbnb, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”), the S&P 500 Information Technology Index (“S&P 500 IT”), and the Nasdaq Composite Index (“NASDAQ”). The graph assumes $100 was invested at the market close on December 10, 2020, which was the first day our Class A common stock began trading. Data for the S&P 500 Index, S&P 500 Information Technology Index and Nasdaq Composite Index assume reinvestment of dividends. The graph uses the closing market price on December 10, 2020 of $144.71 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021, references to 2020 refer to the year ended December 31, 2020, and references to 2019 refer to the year ended December 31, 2019.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021.

Due to the unprecedented impact of COVID-19 on our operating results in 2020, we have included certain key comparisons to 2019 to provide a more useful picture of our results in 2021. We believe that the modest recovery in the latter half of 2020 beginning in the second quarter was attributable to the renewed ability and willingness for guests to travel, the resilience of our Hosts, and relative strength of our business model. From December 31, 2019 through December 31, 2020, active listings remained stable at approximately 5.6 million despite the decline in booking activity on our platform due to COVID-19. Against an otherwise highly negative travel backdrop, there are several areas of our business that have shown resilience, notably, domestic travel, short-distance travel, travel outside of our top 20 cities, and long-term stays.

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 4 million Hosts who have welcomed over 1 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We have five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

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

	Year Ended December 31,
	2019	2020	2021
	(in millions)
Nights and Experiences Booked	326.9	193.2	300.6
Gross Booking Value	$37,962.6	$23,896.9	$46,877.0

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

In 2021, we had 300.6 million Nights and Experiences Booked, a 56% increase from 193.2 million in 2020 and an 8% decrease from 326.9 million in 2019. Nights and Experiences Booked grows as we attract new Hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked saw continued strength in Nights and Experiences Booked in North America, EMEA and Latin America.

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

In 2021, our GBV was $46.9 billion, a 96% increase from $23.9 billion in 2020 and a 23% increase from $38.0 billion in 2019. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked and higher average daily rates (“ADRs”). The travel recovery we are experiencing has been dominated by our higher ADR regions—North America and Europe, in particular, whereas our lowest ADR region, Asia Pacific remains depressed. On a constant currency basis, the increase in GBV was 92% for the year ended December 31, 2021, as compared to 2020.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Net loss	$(674,339)	$(4,584,716)	$(352,034)
Adjusted EBITDA	$(253,260)	$(250,673)	$1,593,406

Net cash provided by (used in) operating activities	$222,727	$(629,732)	$2,189,694
Free Cash Flow	$97,275	$(667,103)	$2,164,372

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

In 2021, Adjusted EBITDA was $1.6 billion, compared to $(250.7) million in 2020 and $(253.3) million in 2019. This favorable change was due to our record high revenue combined with continued cost management.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss:

	Year Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Revenue	$4,805,239	$3,378,199	$5,991,760

Net loss	$(674,339)	$(4,584,716)	$(352,034)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	262,636	(97,222)	51,827
Other (income) expense, net	(13,906)	947,220	304,659
Interest expense	9,968	171,688	437,599
Interest income	(85,902)	(27,117)	(12,734)
Depreciation and amortization	114,162	125,876	138,319
Stock-based compensation expense(1)	97,547	3,002,148	898,847
Stock-settlement obligations related to IPO	—	103,411	—
Acquisition-related impacts	—	37,215	11,248
Net changes in lodging tax reserves	36,574	(80,531)	2,826
Restructuring charges	—	151,355	112,849
Adjusted EBITDA	$(253,260)	$(250,673)	$1,593,406
Adjusted EBITDA as a percentage of Revenue	(5)%	(7)%	27%
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

In 2021, Free Cash Flow was $2.2 billion compared to $(667.1) million in 2020, representing 36% of revenue. Free Cash Flow increased in 2021 due to the increase in Nights and Experiences Booked and GBV, as described above. Free Cash Flow decreased in 2020 due to the reduction in Nights and Experiences Booked and GBV due to the COVID-19 pandemic, as described above, partially offset by cost reductions.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by (used in) operating activities:

	Year Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Revenue	$4,805,239	$3,378,199	$5,991,760

Net cash provided by (used in) operating activities	$222,727	$(629,732)	$2,189,694
Purchases of property and equipment	(125,452)	(37,371)	(25,322)
Free Cash Flow	$97,275	$(667,103)	$2,164,372
Free Cash Flow as a percentage of Revenue	2%	(20)%	36%
Other cash flow components:
Net cash provided by (used in) investing activities	$(347,155)	$79,590	$(1,351,955)
Net cash provided by financing activities	$854,579	$2,940,814	$1,431,159

Impact of COVID-19 on our Business

COVID-19 Has Had a Disproportionately Negative Effect on the Travel Industry

For over a year, many travelers have avoided traveling long distance because of COVID-19 concerns, quarantines, and travel restrictions.
However, we have been seeing signs of travel recovery as the rate of vaccinations increases and quarantine requirements and certain travel restrictions are lifted. For example, during 2021, we saw a significant increase in Nights and Experiences Booked compared to the same prior year period.

While COVID-19, including new strains of variants, continues to disrupt travel across the world, we have seen continued resiliency in not only our guests' travel behavior, but in our business model and its ability to adapt to the changing needs of our guests. In early 2020, as COVID-19 disrupted travel across the world, Airbnb’s business declined significantly. However, beginning in the second quarter of 2020, our business model started to rebound even with limited international travel, demonstrating its resilience. People wanted to get out of their homes and yearned to travel, but they did not want to go far or to be in crowded hotel lobbies. Domestic travel quickly rebounded on Airbnb around the world as millions of guests took trips closer to home. Stays of longer than a few days started increasing as work-from-home became work-from-any-home on Airbnb. We believe that the lines between travel and living are blurring, and the global pandemic has accelerated the ability to live anywhere. Our platform is suited to and has proven adaptable to serve these new ways of traveling. From long weekends to monthly stays, Airbnb allows you to book any home, anywhere, for any duration—and ultimately, to live anywhere. We believe this trend towards more flexibility will continue to accelerate. In 2021, some of the largest companies in the world announced increased flexibility for employees to work remotely, and we expect more companies to follow their lead.

While COVID-19 still plagues the world, for the year ended December 31, 2021, GBV and revenue were $46.9 billion and $6.0 billion, respectively, which were both higher compared to the same periods in 2019 and 2020. These improvements were primarily driven by stronger results in North America and EMEA, and acceleration in Latin America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Omicron variant which emerged in November of 2021, that may be more easily transmittable and resistant to currently approved vaccines, the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.

Geographic Mix

Our operations are global, and certain trends in our business, such as Nights and Experiences Booked, GBV, revenue, GBV per Night and Experience Booked, and Nights per Booking vary by geography. We measure Nights and Experiences Booked by region based on the location of the listing.

	Year ended December 31, 2020	% of Total	Year ended December 31, 2021	% of Total
	(in millions, except percentages)
Nights and Experiences Booked
North America	75.5	39%	114.0	38%
EMEA	67.7	35%	118.1	39%
Latin America	22.4	12%	38.8	13%
Asia Pacific	27.6	14%	29.7	10%
Total	193.2	100%	300.6	100%

Gross Booking Value
North America	$13,169.9	55%	$25,305.5	54%
EMEA	6,660.1	28%	14,606.9	31%
Latin America	1,700.8	7%	3,706.0	8%
Asia Pacific	2,366.1	10%	3,258.6	7%
Total	$23,896.9	100%	$46,877.0	100%

Revenue
North America	$1,772.7	53%	$3,201.1	54%
EMEA	1,023.8	30%	1,930.8	32%
Latin America	242.0	7%	431.2	7%
Asia Pacific	339.7	10%	428.7	7%
Total	$3,378.2	100%	$5,991.8	100%

We saw an increase in GBV per Night and Experience Booked in 2021 compared to 2020, again in part because our geographic mix shifted to these higher GBV per Night and Experience Booked regions. Specifically, GBV per Night and Experience Booked in 2021 was $221.92 for North America compared to $123.71 for EMEA, $109.75 for Asia Pacific, and $95.42 for Latin America, with a total global GBV per Night and Experience Booked of $155.93.

Average nights per booking, excluding experiences, for 2021 were 4.4 nights for EMEA, 4.3 nights for each of North America and Latin America, and 2.7 nights for Asia Pacific, with a total average of 4.1 nights. The average nights per booking decreased slightly in 2021, but still reflects elevated demand for longer stays. We expect that our blended global average nights per booking will continue to fluctuate based on our geographic mix and changes in traveler behaviors.

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

We have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we expect this impact on seasonality to continue as long as COVID-19 is impacting travel patterns globally, we have seen the time between when guests make their bookings on our platform and when they expect to complete their stays increase towards a return to pre-COVID-19 levels. Typically, booking lead times sequentially lengthen from the fourth quarter to the first quarter when guests start to book travel for later in the year. Even taking normal seasonal patterns into consideration, we have seen lead times lengthen during 2021.

Regulations Permitting or Limiting Our Offerings

Regulations that permit or limit our Hosts’ ability to provide their listings impact our growth and penetration in certain geographies. In particular, among other regulations governing our short-term rentals, many large cities have placed night caps on short-term rentals of certain types of properties, limited short-term rentals to primary residences, or limited the length of a stay. No single city represented more than 1.0% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2021 or 1.1% of our active listings as of December 31, 2021. An increase in short-term rental regulations could harm our business and negatively impact our financial performance. See the section titled “Risk Factors — Laws, regulations, and rules that affect the short-term rental and home sharing business may limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition.”

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

Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to Hosts and guests; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our Host protection programs; and allocated costs for facilities and information technology. We expect that operations and support expense will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. We also expect operations and support expense to increase in the near-term as a percentage of revenue, as we had made investments in trust and safety programs and scaled our frontline community support staff in preparation for the travel rebound. We are also investing in the near-term in initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support expense as a percentage of revenue over the longer term.

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

Sales and Marketing

Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future, and over the long term, we expect it will decline as a percentage of revenue relative to 2019. Sales and marketing expense as a percentage of revenue was lower in the second half of 2021 than in the first half. This is partially due to the marketing campaign that we began running in February 2021 in advance of the summer travel season.

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

Stock-Based Compensation

We grant stock-based awards consisting primarily of stock options, restricted common stock, and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees. In addition, we have an Employee Stock Purchase Plan (“ESPP”), which was adopted by our board of directors in December 2020. Stock-based compensation expense was $898.8 million for the year ended December 31, 2021.

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

Interest Expense
Interest expense consists primarily of interest associated with various indirect tax reserves, amortization of debt issuance and debt discount costs, and the loss on extinguishment of debt related to the repayment of the first and second lien loans in March 2021.

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

Our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the Host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the Host payment due to timing differences in such payments. We enter into derivative contracts to offset a portion of our exposure to the impact of movements in currency exchange rates on our transactional balances denominated in currencies other than the U.S. dollar. The effects of these derivative contracts are reflected in other income (expense), net.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Revenue	$4,805,239	$3,378,199	$5,991,760
Costs and expenses:
Cost of revenue	1,196,313	876,042	1,155,833
Operations and support(1)	815,074	877,901	847,057
Product development(1)	976,695	2,752,872	1,425,048
Sales and marketing(1)	1,621,519	1,175,325	1,186,332
General and administrative(1)	697,181	1,134,851	835,324
Restructuring charges(1)	—	151,355	112,849
Total costs and expenses	5,306,782	6,968,346	5,562,443
Income (loss) from operations	(501,543)	(3,590,147)	429,317
Interest income	85,902	27,117	12,734
Interest expense	(9,968)	(171,688)	(437,599)
Other income (expense), net	13,906	(947,220)	(304,659)
Loss before income taxes	(411,703)	(4,681,938)	(300,207)
Provision for (benefit from) income taxes	262,636	(97,222)	51,827
Net loss	$(674,339)	$(4,584,716)	$(352,034)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Operations and support	$817	$143,997	$48,473
Product development	56,632	1,878,793	545,113
Sales and marketing	23,919	435,272	99,969
General and administrative	16,179	544,086	205,292
Restructuring charges	—	(200)	(17)
Stock-based compensation expense	$97,547	$3,001,948	$898,830

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2019	2020	2021
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	25	26	19
Operations and support	17	26	14
Product development	20	81	24
Sales and marketing	34	35	20
General and administrative	14	34	14
Restructuring charges	—	4	2
Total costs and expenses	110	206	93
Income (loss) from operations	(10)	(106)	7
Interest income	2	1	—
Interest expense	(1)	(5)	(7)
Other income (expense), net	—	(28)	(5)
Loss before income taxes	(9)	(138)	(5)
Provision for (benefit from) income taxes	5	(2)	1
Net loss	(14)%	(136)%	(6)%

Comparison of the Years Ended December 31, 2020 and 2021

Revenue

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Revenue	$4,805,239	$3,378,199	$5,991,760	77%

Revenue increased $2.6 billion, or 77%, in 2021 compared to 2020, and 25% compared to 2019, primarily due to the recovery in Nights and Experiences Booked combined with higher ADRs. In addition, during 2020, we had higher reductions to revenue largely attributable to payments made to customers related to our extenuating circumstances policy for cancellations resulting from COVID-19 totaling $205.1 million, the majority of which was recorded as reduction to revenue. The increase compared to pre-COVID pandemic levels in 2019, reflects the resiliency of the business and higher ADRs. On a constant currency basis, revenue increased 74% in 2021 compared to 2020.

Cost of Revenue

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Cost of revenue	$1,196,313	$876,042	$1,155,833	32%
Percentage of revenue	25%	26%	19%

Cost of revenue increased $279.8 million, or 32%, in 2021 compared to 2020. The change was primarily due to a $285.2 million increase in merchant fees and an increase of $32.8 million of amortization expense for internally developed software and acquired technology, partially offset by a $40.9 million decrease in chargebacks. For the year ended 2020 and 2021, payment processing costs, consisting of merchant fees and chargebacks, totaled $600.2 million and $844.4 million, respectively, which represented 3% and 2% of GBV, respectively. The increase in merchant fees is primarily due to increased dollar value of payments processed through our platform associated with the growth in GBV.

Operations and Support

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Operations and support	$815,074	$877,901	$847,057	(4)%
Percentage of revenue	17%	26%	14%

Operations and support expense decreased $30.8 million, or 4%, in 2021 compared to 2020. The change was primarily due to a $76.4 million decrease in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, and information technology expenses of $7.2 million, partially offset by a $41.9 million increase in insurance costs.

Product Development

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Product development	$976,695	$2,752,872	$1,425,048	(48)%
Percentage of revenue	20%	81%	24%

Product development expense decreased $1.3 billion, or 48%, in 2021 compared to 2020. The change was primarily due to a $1.3 billion decrease in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs.

Sales and Marketing

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Brand and performance marketing	$1,140,366	$478,608	$723,167	51%
Field operations and policy	481,153	696,717	463,165	(34)%
Total sales and marketing	$1,621,519	$1,175,325	$1,186,332	1%
Percentage of revenue	34%	35%	20%

Sales and marketing expense increased $11.0 million, or 1%, in 2021 compared to 2020. The change was primarily due to a $382.7 million increase in marketing activities, partially offset by a $340.2 million decrease in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, decrease in shared costs for facilities and information technology of $16.5 million, and decreases in customer relations expense and coupon and referral expense of $11.1 million and $7.5 million, respectively. Total brand and performance marketing expense increased $244.6 million, driven by an increase in brand marketing, partially offset by a reduction of performance marketing. In March 2020, driven by COVID-19, we paused our sales and marketing investments in new initiatives and significantly reduced our performance marketing spend. We implemented a marketing strategy that shifted our marketing mix towards brand marketing spend and away from spending on performance marketing. During 2021, we launched several marketing campaigns focused on our brand. Total field operations and policy expense decreased $233.6 million from the same period in 2020 due to stock-based compensation related to RSUs.

General and Administrative

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
General and administrative	$697,181	$1,134,851	$835,324	(26)%
Percentage of revenue	14%	34%	14%

General and administrative expense decreased $299.5 million, or 26%, in 2021 compared to 2020. The change was primarily due to a decrease of $315.1 million in payroll-related expenses, predominantly comprised of stock-based compensation related to RSUs, a $80.4 million decrease in bad debt expense due to decrease in receivables and increased collections. These movements were partially offset by a prior year reduction of $81.7 million in our reserve for lodging taxes in jurisdictions in which management no longer believed a liability was probable following a favorable outcome in a related legal proceeding and increase in corporate insurance of $22.9 million, primarily due to higher Director and Officer insurance premiums.

Restructuring Charges

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Restructuring charges	$—	$151,355	$112,849	(25)%
Percentage of revenue	—%	4%	2%

Restructuring charges decreased $38.5 million, or 25%, in 2021 compared to 2020. In May 2020, we announced a reduction in force resulting in restructuring charges that primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations. In March 2021, we ceased use of a leased office and made the office available for sublease resulting in an additional lease impairment, which represented a substantial portion of the expense for 2021.

Interest Income and Expense

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Interest income	$85,902	$27,117	$12,734	(53)%
Percentage of revenue	2%	1%	—%
Interest expense	$(9,968)	$(171,688)	$(437,599)	155%
Percentage of revenue	(1)%	(5)%	(7)%

Interest income decreased $14.4 million, or 53%, in 2021 compared to 2020. The decrease was primarily due to a decline in interest rates and our investment portfolio mix, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense increased $265.9 million for the year ended December 31, 2021, compared to the same period in the prior year, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to the section titled “Liquidity and

Capital Resources — Loan Agreements” below for further information.

Other Income (Expense), Net

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Other income (expense), net	$13,906	$(947,220)	$(304,659)	(68)%
Percentage of revenue	—%	(28)%	(5)%

Other income (expense), net decreased $642.6 million for the year ended December 31, 2021, compared to 2020. The change was primarily driven by $576.6 million of fair value remeasurement on our warrants issued in connection with our second lien loan and a $19.0 million increase in net realized and unrealized gains on our investments, partially offset by a $79.0 million reduction in impairment charges and a $36.5 million increase in net realized and unrealized foreign exchange losses. In the first quarter of 2021, the warrants issued in connection with our second lien loan were reclassified to equity and no longer require fair value remeasurement. See Note 10, Debt, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,			% Change
	2019	2020	2021	2020 to 2021
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$262,636	$(97,222)	$51,827	(153)%
Effective tax rate	(64)%	2%	(17)%

The provision for income taxes for the year ended December 31, 2021 increased $149.0 million, compared to 2020, primarily due to current tax on foreign earnings and the prior year benefit from income taxes primarily due to the five-year net operating loss carryback provision of the CARES Act accrued for in 2020. See Note 13, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $8.3 billion. As of December 31, 2021, cash and cash equivalents totaled $6.1 billion, which included $2.0 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of December 31, 2021, marketable securities totaled $2.2 billion. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $3.7 billion as of December 31, 2021 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Cash, cash equivalents, and marketable securities held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and marketable securities balances in the United States are sufficient to fund our working capital needs in the United States. We expect our capital expenditures in 2022 will be higher than those of 2021 and 2020, but significantly lower than 2019. The majority of our expected investments are related to offices in North America, many of which were delayed in 2020.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding capital expenditures, debt repayments, and platform and systems transformation initiatives. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows.

IPO
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

2020 Credit Facility

On November 19, 2020, we entered into a five-year secured revolving Credit and Guarantee Agreement, which provides initial commitments from a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. We were in compliance with all financial covenants as of December 31, 2021. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and 2021, and outstanding letters of credit totaled $21.4 million and $15.9 million as of December 31, 2020 and 2021, respectively. See Note 10, Debt, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, for additional information on our outstanding debt.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$222,727	$(629,732)	$2,189,694
Net cash provided by (used in) investing activities	(347,155)	79,590	(1,351,955)
Net cash provided by financing activities	854,579	2,940,814	1,431,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25,284)	134,137	(209,861)
Net increase in cash, cash equivalents and restricted cash	$704,867	$2,524,809	$2,059,037
Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in 2021 was $2.2 billion. Our net loss for 2021 was $352.0 million, adjusted for non-cash charges, primarily consisting of $898.8 million of stock-based compensation expense, $377.2 million of loss on extinguishment of debt, $292.0 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $138.3 million of depreciation and amortization, $112.5 million of impairment of long-lived assets and $27.3 million of bad debt expense. Additional inflow of cash resulted from changes in working capital, including a $495.8 million increase in unearned fees resulting from significantly higher bookings.

Net cash used in operating activities in 2020 was $629.7 million. Our net loss for 2020 was $4.6 billion, adjusted for non-cash charges, primarily consisting of $3.0 billion of stock-based compensation expense, $868.5 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $125.9 million of depreciation and amortization, $107.7 million of bad debt expense, and $82.1 million of impairment charges of investments. Additional uses of cash resulted from changes in working capital, including a $267.0 million decrease in unearned fees resulting from fewer bookings on our platform due to COVID-19.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in 2021 was $1.4 billion, which was primarily due to purchases of marketable securities of $4.9 billion, partially offset by proceeds resulting from sales and maturities of marketable securities of $1.6 billion and $2.0 billion, respectively.

Net cash provided by investing activities in 2020 was $79.6 million, which was primarily provided by proceeds resulting from sales and maturities of marketable securities of $1.3 billion and $1.8 billion, respectively, partially offset by cash used to purchase marketable securities of $3.0 billion and property and equipment of $37.4 million.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2021 was $1.4 billion, primarily reflecting the proceeds from the issuance of convertible senior notes, net of issuance costs, of $2.0 billion and an increase in funds payable and amounts payable to customers of $1.6 billion, partially offset by the repayment of long-term debt and a related prepayment penalty of $2.0 billion and $212.9 million, respectively.

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

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of Hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. During 2021, we recorded a $209.9 million decrease in cash, cash equivalents, and restricted cash primarily due to the strengthening of the U.S. dollar. During 2020 we recorded a $134.1 million increase in cash, cash equivalents, and restricted cash, respectively, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our Hosts and guests.

We believe that our current available cash, cash equivalents, and marketable securities, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to meet our operational cash needs for at least the next twelve months and beyond. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, ability to attract and retain Hosts and guests on our platform, capital expenditures, acquisitions, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, and expansion of sales and marketing activities. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.

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
Contractual Obligations and Commitments

We have various contractual obligations and commitments, such as long-term leases, purchase commitments, long-term debt, and other executory contracts, that are disclosed in the footnotes to the financial statements. See Note 8. Leases, Note 10, Debt, and Note 12, Commitments and Contingencies to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K, for further information regarding these commitments.

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

Stock-Based Compensation

We have granted stock-based awards consisting primarily of stock options, restricted common stock, and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our common stock, exercise price, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our common stock. The fair value of stock options is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur.

The assumptions used in the Black-Scholes option-pricing model are as follows:

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

In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with Hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with Hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Changes to these liabilities are recorded in general and administrative expense in our consolidated statements of operations.

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

Evaluating potential outcomes for lodging taxes is inherently uncertain and requires us to utilize various judgments, assumptions and estimates in determining our reserves. A variety of factors could affect our potential obligation for collecting and remitting such taxes which include, but are not limited to, whether we determine, or any tax authority asserts, that we have a responsibility to collect lodging and related taxes on either historic or future transactions; the introduction of new ordinances and taxes which subject our operations to such taxes; or the ultimate resolution of any historic claims that may be settled through negotiation. Accordingly, the ultimate resolution of lodging taxes may be greater or less than reserve amounts we have established. See Note 12, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

Goodwill and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that goodwill might be impaired. As a result of the goodwill impairment assessment, management concluded goodwill was not impaired as of December 31, 2021 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value.

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

Any impairments to right-of-use (“ROU”) assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For lease assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the years ended December 31, 2020 and 2021, the Company recorded $35.8 million and $112.5 million, respectively, of long-lived assets impairment charges within restructuring charges in the consolidated statement of operations. There were no impairments of long-lived assets for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in 2021 were the Euro, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

We use foreign currency derivative contracts to protect against foreign exchange risks. These hedges are primarily designed to manage foreign exchange risk associated with balances held as funds payable and amounts payable to customers. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2021, it would not have had a material impact on our consolidated financial statements.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

We had cash and cash equivalents of $6.1 billion and marketable securities of $2.2 billion as of December 31, 2021, which consisted of highly-liquid investment grade corporate debt securities, certificates of deposit, and U.S. government and agency bonds. As of December 31, 2021, we had an additional $3.7 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a decrease of $10.8 million or an increase of $5.3 million to our investment portfolio as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2021 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Uncertain Tax Positions

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $596.5 million relating to uncertain tax positions as of December 31, 2021. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the liability for uncertain tax positions and controls addressing completeness of the uncertain tax positions. These procedures also included, among others, (i) testing the completeness of management’s assessment of the identification of uncertain tax positions; (ii) testing the recognition and measurement of the liability for uncertain tax positions, including management’s assessment of the technical merits of the tax positions and the amount of tax benefit expected to be sustained; (iii) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (iv) evaluating the status and results of income tax audits with the relevant tax authorities; and (v) evaluating third party income tax documentation obtained by the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 25, 2022

We have served as the Company's auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$5,480,557	$6,067,438
Marketable securities	910,700	2,255,038
Restricted cash	33,846	14,764
Funds receivable and amounts held on behalf of customers	2,181,329	3,715,471
Prepaids and other current assets (including customer receivables of $189,753 and $142,519 and allowances of $90,547 and $30,870, respectively)	309,954	333,669
Total current assets	8,916,386	12,386,380
Property and equipment, net	270,194	156,585
Operating lease right-of-use assets	384,068	272,036
Intangible assets, net	75,886	52,308
Goodwill	655,801	652,602
Other assets, noncurrent	189,164	188,563
Total assets	$10,491,499	$13,708,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,898	$118,361
Operating lease liabilities, current	56,586	63,479
Accrued expenses and other current liabilities	2,414,071	1,558,243
Funds payable and amounts payable to customers	2,181,329	3,715,471
Unearned fees	407,895	903,728
Total current liabilities	5,139,779	6,359,282
Long-term debt, net of current portion	1,815,562	1,982,537
Operating lease liabilities, noncurrent	430,905	372,483
Other liabilities, noncurrent	203,470	218,459
Total liabilities	7,589,716	8,932,761
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2020 and 2021; 115,500 and 364,500 shares of Class A common stock issued and outstanding as of December 31, 2020 and 2021, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2020 and 2021; 483,697 and 269,024 shares of Class B common stock issued and outstanding as of December 31, 2020 and 2021, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2020 and 2021; zero shares of Class C common stock issued and outstanding as of December 31, 2020 and 2021; 26,000 shares of Class H common stock authorized as of December 31, 2020 and 2021; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2020 and 2021
	60	63
Additional paid-in capital	8,904,791	11,140,284
Accumulated other comprehensive income (loss)	2,639	(6,893)
Accumulated deficit	(6,005,707)	(6,357,741)
Total stockholders’ equity	2,901,783	4,775,713
Total liabilities and stockholders’ equity	$10,491,499	$13,708,474
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenue	$4,805,239	$3,378,199	$5,991,760
Costs and expenses:
Cost of revenue	1,196,313	876,042	1,155,833
Operations and support	815,074	877,901	847,057
Product development	976,695	2,752,872	1,425,048
Sales and marketing	1,621,519	1,175,325	1,186,332
General and administrative	697,181	1,134,851	835,324
Restructuring charges	—	151,355	112,849
Total costs and expenses	5,306,782	6,968,346	5,562,443
Income (loss) from operations	(501,543)	(3,590,147)	429,317
Interest income	85,902	27,117	12,734
Interest expense	(9,968)	(171,688)	(437,599)
Other income (expense), net	13,906	(947,220)	(304,659)
Loss before income taxes	(411,703)	(4,681,938)	(300,207)
Provision for (benefit from) income taxes	262,636	(97,222)	51,827
Net loss	$(674,339)	$(4,584,716)	$(352,034)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.59)	$(16.12)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	260,556	284,363	615,891
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(674,339)	$(4,584,716)	$(352,034)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	1,493	12	(3,609)
Foreign currency translation adjustments	2,009	7,037	(5,923)
Other comprehensive income (loss)	3,502	7,049	(9,532)
Comprehensive loss	$(670,837)	$(4,577,667)	$(361,566)
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	239,624	$3,231,502	258,092	$26	$259,466	$(7,912)	$(768,888)	$(517,308)
Net loss	—	—	—	—	—	—	(674,339)	(674,339)
Cumulative effect from adoption of new lease accounting standard	—	—	—	—	—	—	22,236	22,236
Other comprehensive income	—	—	—	—	—	3,502	—	3,502
Issuance of common stock for vesting of restricted stock units	—	—	1	—	—	—	—	—
Issuance of common stock for acquisition of businesses	—	—	4,307	—	240,687	—	—	240,687
Exercise of common stock options	—	—	897	—	5,873	—	—	5,873
Exercise of common stock warrant	—	—	145	—	—	—	—	—
Restricted stock issued with compensation arrangements	—	—	372	—	—	—	—	—
Reclassification of derivative warrant liability to equity	—	—	—	—	14,117	—	—	14,117
Stock-based compensation	—	—	—	—	97,547	—	—	97,547
Balances as of December 31, 2019	239,624	3,231,502	263,814	26	617,690	(4,410)	(1,420,991)	(807,685)
Net loss	—	—	—	—	—	—	(4,584,716)	(4,584,716)
Other comprehensive income	—	—	—	—	—	7,049	—	7,049
Capital contribution from founders	—	—	—	—	14,615	—	—	14,615
Cancellation of restricted stock awards	—	—	(21)	—	—	—	—	—
Exercise of common stock options	—	—	7,495	—	15,074	—	—	15,074
Exercise of common stock warrants	—	—	238	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	55,000	6	3,650,864	—	—	3,650,870
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	31,760	4	(1,650,458)	—	—	(1,650,454)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(239,624)	(3,231,502)	240,911	24	3,231,478	—	—	3,231,502
Settlement of contingent consideration liability settled in shares	—	—	—	—	22,363	—	—	22,363
Stock-based compensation	—	—	—	—	3,003,165	—	—	3,003,165
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	—	$—	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	—	—	(352,034)	(352,034)
Other comprehensive loss	—	—	—	—	—	(9,532)	—	(9,532)
Exercise of common stock options	—	—	17,707	3	137,569	—	—	137,572
Issuance of common stock, net of shares withheld	—	—	15,668	—	(43,956)	—	—	(43,956)
Reclassification of derivative warrant liability to equity	—	—	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	—	—	(100,200)	—	—	(100,200)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	952	—	50,621	—	—	50,621
Stock-based compensation	—	—	—	—	914,291	—	—	914,291
Balances as of December 31, 2021	—	$—	633,524	$63	$11,140,284	$(6,893)	$(6,357,741)	$4,775,713
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net loss	$(674,339)	$(4,584,716)	$(352,034)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	114,162	125,876	138,319
Bad debt expense	77,053	107,685	27,285
Stock-based compensation expense	97,547	3,001,948	898,830
Deferred income taxes	(5,627)	(19,601)	10,935
Impairment of investments	27,751	82,125	3,081
(Gain) loss on investments, net	(38,472)	31,457	(8,253)
Change in fair value of warrant liability	(286)	868,539	291,987
Amortization of debt discount and debt issuance costs	—	18,323	8,444
Noncash interest expense, net	4,153	5,769	6,806
Foreign exchange (gain) loss	2,927	(53,176)	24,371
Impairment of long-lived assets	—	35,772	112,545
Loss from extinguishment of debt	—	—	377,248
Other, net	(2,524)	34,877	12,207
Changes in operating assets and liabilities, net of acquisitions:
Prepaids and other assets	(186,445)	(15,863)	(54,351)
Operating lease right-of-use assets	49,126	(33,280)	25,156
Accounts payable	75,716	(73,111)	39,946
Accrued expenses and other liabilities	547,654	43,756	165,130
Operating lease liabilities	(41,923)	60,897	(33,774)
Unearned fees	176,254	(267,009)	495,816
Net cash provided by (used in) operating activities	222,727	(629,732)	2,189,694
Cash flows from investing activities:
Purchases of property and equipment	(125,452)	(37,371)	(25,322)
Purchases of marketable securities	(1,016,155)	(3,032,664)	(4,938,188)
Sales of marketable securities	609,438	1,348,173	1,584,188
Maturities of marketable securities	551,647	1,810,052	2,026,867
Payments for equity investments in privately-held companies	(208,182)	—	—
Acquisitions, net of cash acquired	(192,116)	—	—
Other investing activities, net	33,665	(8,600)	500
Net cash provided by (used in) investing activities	(347,155)	79,590	(1,351,955)
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	$—	$3,650,870	$—
Taxes paid related to net share settlement of equity awards	—	(1,650,454)	(53,955)
Proceeds from issuance of long-term debt and warrants, net of issuance costs	—	1,928,880	—
Principal repayment of long-term debt	—	(5,000)	(1,995,000)
Prepayment penalty on long-term debt	—	—	(212,883)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,979,166
Purchases of capped calls related to convertible senior notes	—	—	(100,200)
Proceeds from exercise of stock options	5,873	15,074	137,572
Proceeds from the issuance of common stock under employee stock purchase plan	—	—	50,621
Change in funds payable and amounts payable to customers	848,706	(1,012,081)	1,625,838
Other financing activities, net	—	13,525	—
Net cash provided by financing activities	854,579	2,940,814	1,431,159
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25,284)	134,137	(209,861)
Net increase in cash, cash equivalents, and restricted cash	704,867	2,524,809	2,059,037
Cash, cash equivalents, and restricted cash, beginning of year	4,438,576	5,143,443	7,668,252
Cash, cash equivalents, and restricted cash, end of year	$5,143,443	$7,668,252	$9,727,289
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$28,192	$15,103	$17,291
Cash paid for interest	$5,178	$129,798	$49,892
Noncash investing and financing activities:
Common stock and stock awards issued for acquisitions	$240,687	$—	$—
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

Upon completing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock, of which 239,623,894 shares were outstanding prior to the IPO, converted into an aggregate of 240,910,588 shares of the Company’s Class B common stock, including 1,286,694 shares of common stock issuable pursuant to the anti-dilution adjustment provisions relating to the Company’s Series C redeemable convertible preferred stock.

Upon the Company’s IPO, the Company recognized $2.8 billion of stock-based compensation expense for awards with a liquidity-event performance-based vesting condition satisfied at IPO. Shares were then issued related to the vesting of the restricted stock units ("RSUs") with such performance-based vesting conditions. The Company withheld 24.2 million shares of common stock based on the IPO price of $68.00 per share to satisfy tax withholding and remittance of approximately $1.6 billion.

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

COVID-19 Pandemic

Beginning in 2020, the coronavirus (“COVID-19”) pandemic severely restricted the level of economic activity globally and continues to have an unprecedented effect on the global travel and hospitality industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations, led to unprecedented levels of booking cancellations. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Omicron variant which emerged in November of 2021, that may be more easily transmittable and resistant to currently approved vaccines, the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on the Company’s business in particular, which may result in a reduction in bookings and an increase in booking cancellations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly

Airbnb, Inc.
Notes to Consolidated Financial Statements

affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2020 and 2021, the Company’s consolidated VIEs were not material to the consolidated financial statements.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents are held in checking and interest-bearing accounts and consist of cash and highly-liquid securities with an original maturity of 90 days or less. The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2019	2020	2021
Cash and cash equivalents	$2,013,547	$5,480,557	$6,067,438
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	3,129,781	2,153,849	3,645,087
Restricted cash	115	33,846	14,764

Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$5,143,443	$7,668,252	$9,727,289

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

The Company records an impairment of its available-for-sale debt securities if the amortized cost basis exceeds its fair value and if the Company has the intention to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the unrealized loss is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance on the consolidated balance sheets with a corresponding charge in the consolidated statements of operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss). Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Non-Marketable Investments

Non-marketable investments consist of debt and equity investments in privately-held companies, which are classified as other assets, noncurrent on the consolidated balance sheets. The Company classifies its non-marketable investments that meet the definition of a debt security as available-for-sale. The accounting policy for debt securities classified as available-for-sale is described above. The Company’s non-marketable equity investments are accounted for using either the equity method of accounting or as equity investments without readily determinable fair values under the measurement alternative.

The Company uses the equity method if it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments accounted for using the equity method, the Company’s proportionate share of its equity interest in the net income (loss) and other comprehensive income (loss) of these companies is recorded in the consolidated statements of operations within other income (expense), net. The carrying amount of the investment in equity interests is adjusted to reflect the Company’s interest in the investee’s net income or loss and any impairments and is classified in other assets, noncurrent on the consolidated balance sheets.

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

The Company reviews its non-marketable debt and equity investments for impairment at the end of each reporting period or whenever events or circumstances indicate that the carrying value may not be fully recoverable. Impairment indicators might include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. Upon determining that an impairment exists, the Company recognizes as an impairment in other income (expense), net in the consolidated statements of operations the amount by which the carrying value exceeds the fair value of the investment.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The authoritative guidance on fair value measurements establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level 2 Valuation Techniques

Financial instruments classified as Level 2 within the Company’s fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The Company’s foreign exchange derivative instruments are valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as interest rate yield curves and currency rates.

Level 3 Valuation Techniques

Financial instruments classified as Level 3 within the Company’s fair value hierarchy consist primarily of a derivative warrant liability relating to the warrants issued in conjunction with the second lien loan discussed in Note 10, Debt. Valuation techniques for the derivative warrant liability include the Black-Scholes option-pricing model with key assumptions such as stock price volatility, expected term, and risk-free interest rates.

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition, with the exception of contract assets and liabilities which are accounted for in accordance with Topic 606. The excess purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred.

Leases

The Company determines whether an arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has real estate and equipment lease agreements that contain lease and non-lease components, which are accounted for as a single lease component.

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

For substantially all leases with an initial non-cancelable lease term of less than one year and no option to purchase, the Company elected not to recognize the lease on its Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term within operating expense on its Consolidated Statements of Operations.

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, the Company recognized an operating lease ROU asset of $340.2 million and lease liabilities of $366.0 million, as well as a cumulative-effect adjustment to the opening balance of accumulated deficit of $22.2 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in

Airbnb, Inc.
Notes to Consolidated Financial Statements

circumstances indicate that goodwill might be impaired. There were no impairment charges in any of the periods presented in the consolidated financial statements. Refer to Note 6, Intangible Assets and Goodwill, for additional information.

Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful lives ranging from one to ten years. The Company reviews intangible assets for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. Refer to Note 6, Intangible Assets and Goodwill, for additional information.

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are initially recognized when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the years ended December 31, 2020 and 2021, the Company recorded $35.8 million and $112.5 million, respectively, of long-lived asset impairment charges within restructuring charges in the consolidated statement of operations. The Company had no impairments of long-lived assets for the year ended December 31, 2019.

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

The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the Host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the Host, less the fees due from the Host to the Company. The Company’s ToS stipulates that a Host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the Host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2020 and 2021. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances because they are subject to refund in the event of a cancellation.

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

The Company evaluates the presentation of revenue on a gross versus net basis based on whether or not it is the principal (gross) or the agent (net) in the transaction. As part of the evaluation, the Company considers whether it controls the right to use the property before control is transferred. Indicators of control that the Company considers include whether the Company is primarily responsible for fulfilling the promise associated with the rental of the property, whether it has inventory risk associated with the property, and whether it has discretion in establishing the prices for the property. The Company determined that it does not control the right to use the properties either before or after completion of its service. Accordingly, the Company has concluded that it is acting in an agent capacity and revenue is presented net reflecting the service fees received from Hosts and guests to facilitate a stay.

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

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or Host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2020 and 2021, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to Hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2020 and 2021.
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

The following table summarizes total payments made to customers (in thousands):

	Year Ended December 31,
	2019	2020	2021
Reductions to revenue	$274,461	$384,181	$156,160
Charges to operations and support	103,364	83,093	68,850
Charges to sales and marketing expense	129,623	56,680	46,730
Total payments made to customers	$507,448	$523,954	$271,740

Funds Receivable and Funds Payable

Funds receivable and amounts held on behalf of customers represent cash received or in-transit from guests via third-party credit card processors and other payment methods, which the Company remits for payment to the Hosts following check-in. This cash and related receivable represent the total amount due to Hosts, and as such, a liability for the same amount is recorded to funds payable and amounts payable to customers.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

Following check-in, the Company remits funds due to Hosts and recognizes unearned fees as revenue as its performance obligation is satisfied.

Bad Debt

The Company generally collects funds related to bookings from guests on behalf of Hosts prior to check-in. However, in limited circumstances the Company disburses funds to a Host or a guest on behalf of a counterparty guest or Host prior to collecting such amounts from the counterparty. Such uncollected balances generally arise from the timing of payments and collections related to a dispute resolution between the guest and Host or certain alterations to stays and are included in prepaids and other current assets on the consolidated balance sheets. The Company records a customer receivable allowance for credit losses for funds that may never be collected. The Company estimated its exposure to balances deemed to be uncollectible based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. The Company writes off the asset when it is determined to be uncollectible. Bad debt expense was $77.1 million, $107.7 million, and $27.3 million for the years ended December 31, 2019, 2020, and 2021, respectively.

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

Sales and Marketing

Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred. Advertising expenses were $712.6 million, $176.0 million, and $542.1 million for the years ended December 31, 2019, 2020, and 2021, respectively.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). No material amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2020, and 2021.

Remeasurement gains and losses are included in other income (expense), net in the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. As of December 31, 2020, the Company had a cumulative translation loss of $3.1 million and as of December 31, 2021, the Company had a cumulative translation gain of $2.8 million. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $(4.8) million, $31.5 million, and $(5.1) million for the years ended December 31, 2019, 2020, and 2021, respectively.

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

Stock-Based Compensation

Stock-based compensation expense primarily relates to restricted stock units (“RSU”), restricted common stock, stock options, and the Employee Stock Purchase Plan (“ESPP”). RSUs and restricted common stock are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. The contractual term of the Company’s stock options is ten years. The Company accounts for forfeitures as they occur. The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs.
Prior to the Company’s IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors, which includes members who possess extensive business, finance, and venture capital experience, to determine the fair value of its common stock for purposes of granting stock options and RSUs. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. All stock options granted were exercisable at a price per share not less than the fair value of the shares of the Company’s common stock as determined by the board of directors (the “Fair Value”) underlying those stock options on their respective grant dates. Historically, substantially all of the Company’s RSUs vested upon the satisfaction of both a service-based vesting condition and liquidity-event performance-based vesting condition. The liquidity-event performance-based vesting condition for RSUs was satisfied upon the effectiveness of the Company’s IPO Registration Statement on December 9, 2020. Upon the Company’s IPO in December 2020, the Company recorded a cumulative one-time stock-based compensation expense of $2.8 billion, determined using the grant-date fair values. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods.

Net Loss Per Share Attributable to Common Stockholders

The Company applies the two-class method when computing net loss per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s previously outstanding redeemable convertible preferred stock was a participating security as the holders of such shares participated in dividends but did not contractually participate in the Company’s losses.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) reflects gains and losses that are recorded as a component of stockholders’ equity and are excluded from net loss. Other comprehensive income (loss) consists of foreign currency translation adjustments related to consolidation of foreign entities and unrealized gains (losses) on securities classified as available-for-sale.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Recently Adopted Accounting Standards

In January 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public companies, the guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplify the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard on January 1, 2021 and applied this guidance to its convertible senior notes issued in March 2021. Refer to Note 10, Debt, for additional information.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. For public companies, the guidance was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Early adoption was not permitted. The Company adopted the standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for contract assets and contract liabilities from contracts with customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenues from contracts with customers (Topic 606). For public companies, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance upon issuance within the fourth quarter of 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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
Note 3. Investments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	December 31, 2020				Classification as of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$421,272	$—	$—	$421,272	$278,281	$142,991	$—	$—
Government bonds(1)	1,924,988	65	(1)	1,925,052	1,392,966	65,867	—	466,219
Commercial paper	1,021,150	—	—	1,021,150	779,527	241,623	—	—
Corporate debt securities	508,901	1,475	(1,635)	508,741	229,633	267,618	11,490	—
Mortgage-backed and asset-backed securities	36,553	913	(113)	37,353	—	37,353	—	—
Total	$3,912,864	$2,453	$(1,749)	$3,913,568	$2,680,407	$755,452	$11,490	$466,219
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

	December 31, 2021				Classification as of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable(2)
Certificates of deposit	$395,351	$—	$—	$395,351	$31,117	$364,234	$—	$—
Government bonds(1)	850	13	—	863	—	863	—	—
Commercial paper	1,156,963	—	—	1,156,963	163,959	993,004	—	—
Corporate debt securities	917,718	220	(3,147)	914,791	41,439	862,901	10,451	—
Mortgage-backed and asset-backed securities	34,019	338	(321)	34,036	—	34,036	—	—
Total	$2,504,901	$571	$(3,468)	$2,502,004	$236,515	$2,255,038	$10,451	$—
(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

As of December 31, 2020 and 2021, the Company did not have an allowance for credit losses related to its available-for-sale debt securities.

Before reclassifications of gains and losses from accumulated other comprehensive income (loss) on the consolidated balance sheets to other income (expense), net in the consolidated statements of operations, unrealized gains and losses and the associated tax amounts, for the years ended December 31, 2019, 2020, and 2021, were not material. Realized gains and losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net were not material for the years ended December 31, 2019, 2020, and 2021.

Debt securities in an unrealized loss position had an estimated fair value of $139.7 million and an immaterial amount of unrealized losses as of December 31, 2019, an estimated fair value of $229.7 million and $1.7 million unrealized losses as of December 31, 2020, and an estimated fair value of $801.5 million and $3.5 million unrealized losses as of December 31, 2021. None of these securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2019 and an immaterial amount of securities were in a continuous loss position for more than twelve months as of December 31, 2020 and 2021.

During the years ended December 31, 2019, 2020, and 2021, the Company did not consider any of its marketable debt securities to be other-than-temporarily impaired. During the year ended December 31, 2019, the Company recorded an impairment charge for an available-for-sale non-marketable debt investment totaling $18.0 million. During the years ended December 31, 2020 and 2021, the Company did not record any impairment charges for its available-for-sale non-marketable debt investments.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$2,359,069	$2,358,792
Due in one year to five years	130,273	127,861
Due within five to ten years	13,019	12,837
Due beyond ten years	2,540	2,514
Total	$2,504,901	$2,502,004
Equity Investments

Equity Investments with Readily Determinable Fair Values

As of December 31, 2020 and 2021, the Company had equity investments with readily determinable fair value totaling $155.2 million and zero, respectively, which consisted of mutual funds measured at fair value and classified within marketable securities on the consolidated balance sheet.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had net carrying value of $78.1 million and $75.0 million, as of December 31, 2020 and 2021, respectively, and are classified within other assets on the consolidated balance sheets. These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.

The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Year Ended December 31,
	2020	2021
Carrying value, beginning of period	$131,210	$78,074
Downward adjustments for observable price changes and impairment	(53,136)	(3,081)
Carrying value, end of period	$78,074	$74,993

As of December 31, 2020 and 2021, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity investments without readily determinable fair value during the years ended December 31, 2019, 2020, and 2021, respectively. The Company did not record any impairment charges during the year ended December 31, 2019, and recorded impairment charges of $53.1 million and $3.1 million, for the years ended December 31, 2020 and 2021, respectively.
The following table summarizes the cumulative impairment charges of equity investments without readily determinable fair values (in thousands):

	As of December 31,
	2020	2021
Cumulative downward adjustments for observable price changes and impairment	$53,136	$56,217

Gains and Losses on Equity Investments

Net unrealized gains (losses) on marketable equity investments totaled $13.2 million and $(21.7) million for the years ended December 31, 2019 and 2020, respectively. During the year ended December 31, 2021, the marketable equity investments were sold, and the Company realized a net loss of $13.4 million. The realized and unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the consolidated statements of operations.
Note 4. Investments Accounted for Under the Equity Method

As of December 31, 2020 and 2021, the carrying values of the Company’s equity method investments were $21.0 million and $17.4 million, respectively. For the years ended December 31, 2019, 2020, and 2021, the Company recorded losses of $6.0 million, $8.2 million, and $3.5 million, respectively, within other income (expense), net in the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. Also, during the years ended December 31, 2019 and 2020, the Company

Airbnb, Inc.
Notes to Consolidated Financial Statements

recorded impairment charges of $9.8 million and $29.0 million, respectively, related to the carrying value of equity method investments within other income (expense), net. There were no impairment charges for the year ended December 31, 2021.

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
Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$22,676	$—	$—	$22,676
Certificates of deposit	278,281	—	—	278,281
U.S. government debt securities	—	1,392,966	—	1,392,966
Commercial paper	—	779,527	—	779,527
Corporate debt securities	—	229,633	—	229,633
	300,957	2,402,126	—	2,703,083
Marketable securities:
Certificates of deposit	142,991	—	—	142,991
U.S. government and government agency debt securities	—	65,867	—	65,867
Commercial paper	—	241,623	—	241,623
Corporate debt securities	—	267,618	—	267,618
Mortgage-backed and asset-backed securities	—	37,353	—	37,353
Mutual funds	—	155,248	—	155,248
	142,991	767,709	—	910,700
Funds receivable and amounts held on behalf of customers:
U.S. government and government agency debt securities	—	466,219	—	466,219
Prepaids and other current assets:
Foreign exchange derivative assets	—	12,478	—	12,478
Other assets, noncurrent:
Corporate debt securities	—	—	11,490	11,490
Total assets at fair value	$443,948	$3,648,532	$11,490	$4,103,970
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$32,250	$—	$32,250
Derivative warrant liability (Note 10)	—	—	985,181	985,181
Total liabilities at fair value	$—	$32,250	$985,181	$1,017,431

Airbnb, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,923,184	$—	$—	$1,923,184
Certificates of deposit	31,117	—	—	31,117
Commercial paper	—	163,959	—	163,959
Corporate debt securities	—	41,439	—	41,439
	1,954,301	205,398	—	2,159,699
Marketable securities:
Certificates of deposit	364,234	—	—	364,234
U.S. government and government agency debt securities	—	863	—	863
Commercial paper	—	993,004	—	993,004
Corporate debt securities	—	862,901	—	862,901
Mortgage-backed and asset-backed securities	—	34,036	—	34,036
	364,234	1,890,804	—	2,255,038
Funds receivable and amounts held on behalf of customers:
Money market funds	466,319	—	—	466,319
Prepaids and other current assets:
Foreign exchange derivative assets	—	25,918	—	25,918
Other assets, noncurrent:
Corporate debt securities	—	—	10,451	10,451
Total assets at fair value	$2,784,854	$2,122,120	$10,451	$4,917,425
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10,280	$—	$10,280
Total liabilities at fair value	$—	$10,280	$—	$10,280

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31,
	2020		2021
	Derivative Warrant Liability	Other Assets, Noncurrent	Derivative Warrant Liability	Other Assets, Noncurrent
Balance, beginning of year	$—	$13,029	$985,181	$11,490
Additions	116,641	—	—	—
Reclassifications to equity	—	—	(1,277,168)	—
Total realized and unrealized gains (losses):
Included in earnings	868,540	—	291,987	—
Included in other comprehensive income (loss)	—	(1,539)	—	(1,039)
Balance, end of year	$985,181	$11,490	$—	$10,451
Changes in unrealized gains or losses included in other comprehensive income (loss) related to investments held at the reporting date	$—	$(1,539)	$—	$(1,039)

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2020 and 2021.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other income (expense), net through March 30, 2021, the modification date, and as such the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 10, Debt, for additional information.

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
Derivatives Not Designated as Hedging Instruments

As of December 31, 2020, the fair value of foreign exchange derivative assets and liabilities totaled $12.5 million and $32.3 million, respectively, with the aggregate notional amount totaling $1.4 billion. As of December 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.9 million and $10.3 million, respectively, with the aggregate notional amount totaling $2.4 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets.

The Company recorded total net realized gains (losses) of $(21.7) million and $19.3 million and net unrealized gains (losses) of $(24.6) million and $35.4 million for the years ended December 31, 2020 and 2021, respectively, related to foreign exchange derivative assets and liabilities. The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the consolidated statements of cash flows.

The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its consolidated balance sheets. As of December 31, 2020, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $11.4 million, resulting in net derivative assets of $1.1 million and net derivative liabilities of $20.9 million. As of December 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.3 million, resulting in net derivative assets of $15.6 million.
Note 6. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Value	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Value
Listing relationships	$42,501	$(9,492)	$33,009	$42,501	$(15,467)	$27,034
Customer contacts	4,346	(2,159)	2,187	4,346	(3,570)	776
Developed technology	37,800	(28,417)	9,383	22,900	(20,956)	1,944
Trade names	35,753	(13,823)	21,930	33,163	(17,980)	15,183
Other	9,652	(275)	9,377	9,650	(2,279)	7,371
Total intangible assets	$130,052	$(54,166)	$75,886	$112,560	$(60,252)	$52,308
(1) Excludes write off of intangible assets that have been fully amortized.

Amortization expense related to intangible assets for the years ended December 31, 2019, 2020, and 2021 was $46.1 million, $36.2 million, and $23.6 million, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Estimated future amortization expense for intangible assets as of December 31, 2021 was as follows (in thousands):

Year Ending December 31,	Amount
2022	$16,320
2023	12,065
2024	6,988
2025	5,313
2026	3,679
Thereafter	7,943
Total future amortization expense	$52,308

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2021 were as follows (in thousands):

Amount
Balance as of December 31, 2019	$652,088
Foreign currency translation adjustments	3,713
Balance as of December 31, 2020	655,801
Foreign currency translation adjustments	(3,199)
Balance as of December 31, 2021	$652,602
Note 7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2020	2021
Computer equipment	$55,972	$56,513
Computer software and capitalized internal-use software	163,702	175,129
Office furniture and equipment	47,596	43,169
Leasehold improvements	243,110	213,950
Buildings and land	16,844	16,844
	527,224	505,605
Less: Accumulated depreciation and amortization	(267,851)	(379,194)
	259,373	126,411
Construction in progress	10,821	30,174
Total property and equipment, net	$270,194	$156,585

Depreciation expense related to property and equipment for the years ended December 31, 2019, 2020, and 2021 was $57.2 million, $67.2 million, and $85.6 million, respectively. During the years ended December 31, 2019, 2020, and 2021, amortization of capitalized internal-use software costs was $10.9 million, $22.5 million, and $66.3 million, respectively.

The net carrying value of capitalized internal-use software as of December 31, 2020 and 2021 was $76.6 million and $21.0 million, respectively.
Note 8. Leases

The Company’s material operating leases consist of office space and data center space. The Company’s leases generally have remaining terms of one to 17 years, some of which include one or more options to extend the leases up to 15 years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2020	2021
Operating lease cost(1)	$91,248	$83,317
Short-term lease cost(1)	632	2,641
Variable lease cost(1)	12,309	13,895
Sublease income(2)	(143)	(305)
Lease cost, net(3)	$104,046	$99,548
(1) Classified within operations and support, product development, sales and marketing, and general and administrative expenses in the consolidated statements of operations.
(2) Classified within other income (expense), net on the consolidated statements of operations.
(3) Lease costs do not include lease impairments due to restructuring. Refer to Note 17, Restructuring, for additional information.

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended December 31,
	2020	2021
Cash paid for operating lease liabilities	$63,407	$92,286
Lease liabilities arising from obtaining right-of-use assets	103,452	17,889

Lease term and discount rate were as follows:

	As of December 31,
	2020	2021
Weighted-average remaining lease term (years)	8.1	7.2
Weighted-average discount rate	6.6%	6.8%

Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2021 (in thousands):

Year Ending December 31,	Amount
2022	$89,717
2023	69,923
2024	57,402
2025	89,898
2026	82,153
Thereafter	195,539
Total lease payments	584,632
Less: Imputed interest	(148,670)
Present value of lease liabilities	435,962
Less: Current portion of lease liabilities	(63,479)
Total long-term lease liabilities	$372,483

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2021
Indirect tax reserves	$188,309	$182,796
Indirect taxes payable	153,255	309,616
Travel credit liability	209,739	74,492
Compensation and related benefits	380,164	415,626
Derivative warrant liability	985,181	—
Foreign exchange derivative liabilities	32,250	10,280
Current portion of long-term debt and accrued interest expense	26,755	—
Contingent consideration liability	23,096	34,344
Sales and marketing	25,437	59,418
Income and other tax liabilities	12,002	25,112
Gift card liability	56,489	98,129
Other	321,394	348,430
Total accrued expenses and other current liabilities	$2,414,071	$1,558,243
Note 10. Debt

The following table summarizes the Company’s outstanding debt (in thousands):

	As of December 31, 2020	Effective Interest Rate	As of December 31, 2021	Effective Interest Rate
Convertible senior notes due March 2026	$—	—%	$2,000,000	0.2%
First lien loan due April 2025	995,000	9.5%	—	—%
Second lien loan due July 2025	1,000,000	15.1%	—	—%
Total debt	1,995,000		2,000,000
Less: Unamortized debt discount and debt issuance costs	(169,438)		(17,463)
Less: Current portion of long-term debt	(10,000)		—
Total long-term debt, net of current portion	$1,815,562		$1,982,537

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

The 2026 Notes will be convertible at the option of the holders before December 15, 2025 only upon the occurrence of certain events, and from and after December 15, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding March 15, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.

Debt issuance costs related to the 2026 Notes totaled $20.8 million and was comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the year ended December 31, 2021, interest expense of $3.4 million, was recorded for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

Airbnb, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2021, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of December 31, 2021 the total estimated fair value of the 2026 Notes was $1,964.0 million and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

The future principal payments for the Company’s long-term debt as of December 31, 2021 are summarized as follows (in thousands):

Year Ending December 31,	Amount
2022	$—
2023	—
2024	—
2025	—
2026	2,000,000
Total	$2,000,000

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

In March 2021, the Company repaid the principal amount outstanding of $1,995.0 million under the First Lien and Second Lien loans, which resulted in a loss of extinguishment of debt of $377.2 million, including early redemption premiums of $212.9 million and a write-off of $164.3 million of unamortized debt discount and debt issuance costs. The loss on extinguishment of debt was included in interest expense in the consolidated statements of operations. Additionally, the Company incurred third-party costs, principally legal and administrative fees, of $0.1 million relating to the extinguishment of the loans.

The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. For the years ended December 31, 2020 and 2021, interest expense of $157.1 million and $41.3 million, was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

2016 Credit Facility

In April 2016, the Company entered into a five-year unsecured revolving Credit and Guarantee Agreement (the “2016 Credit Facility”) with a group of lenders led by Bank of America, N.A. The 2016 Credit Facility provides initial commitments from the lenders of $1.0 billion, which can be increased by a maximum of $250.0 million. The 2016 Credit Facility also provides a $100.0 million sub-limit for the issuance of letters of credit. The 2016 Credit Facility includes a commitment fee of 0.125% per annum on any undrawn amounts. On April 17, 2020, the Company terminated the 2016 Credit Facility.

Certain letters of credit under the 2016 Credit Facility were transferred to new issuers upon the termination of the 2016 Credit Facility. As of December 31, 2020 and 2021, letters of credit under the new issuers totaled $32.9 million and $14.2 million, respectively, and were secured by cash collateral of $33.8 million and $14.8 million, respectively, which was recorded as restricted cash on the consolidated balance sheet.

2020 Credit Facility

On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for initial commitments from a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2021. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2020 and 2021, and outstanding letters of credit totaled $21.4 million and $15.9 million as of December 31, 2020 and 2021, respectively.
Note 11. Stockholders’ Equity (Deficit)

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

Class A Common Stock Warrants

As described above in Note 10, Debt, in connection with the Second Lien Loan entered into in April 2020, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders.

Class B Common Stock Warrants

In connection with the closing of the Series E redeemable convertible preferred stock financing in 2015, the Company issued warrants exercisable for up to 429,672 shares of Class B common stock. The amount exercisable was based on specific financial milestones achieved during 2018 and 2019. Due to the nature of the terms of the warrants, the warrants qualified as a liability-classified derivative. The warrants were valued as of the issuance date using a Monte Carlo simulation model with varying assumptions including booking projections and probability of achievement. The warrants were marked to market at each reporting period with changes in fair value recorded in sales and marketing expense, given that the warrants are dependent on selling related activities. For the year ended December 31, 2019, the change in the fair value of the warrant liability was not material. Based on the milestones achieved, as of December 31, 2019, the warrants were exercisable for 237,756 shares of Class B common stock and on December 31, 2019, the fair value of the derivative warrant liability of $14.1 million was reclassified from liability to equity as it met the requirements for permanent equity classification. During the year ended December 31, 2020, the warrants were exercised by the respective holders.

Airbnb, Inc.
Notes to Consolidated Financial Statements

In addition, in connection with the execution of a prior loan agreement, the Company issued a warrant for 150,000 shares of Class B common stock, exercisable any time through June 2019. In June 2019, the warrant was net exercised for a total of 144,986 shares of Class B common stock.

Equity Incentive Plans

2018 Equity Incentive Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the 2008 Equity Incentive Plan (the “2008 Plan”). A total of 50.0 million shares of Class B common stock were reserved for issuance under the 2018 Plan and the 13.2 million shares remaining for issuance under the 2008 Plan were added to the number of shares available under the 2018 Plan. The expiration of the 2008 Plan had no impact on the terms of outstanding awards under that plan. All unvested equity canceled under the 2008 Plan were added to the 2018 Plan and made available for future issuance.

Assumed Equity Incentive Plan

In connection with the acquisition of HotelTonight, the Company assumed stock options and RSUs under HotelTonight’s equity incentive plan (the “Assumed Equity Incentive Plan”). As of December 31, 2020 and 2021, a total of 150,816 and 98,093 shares of the Company’s Class A common stock, respectively, were issuable upon exercise of outstanding options under this assumed plan. The weighted-average exercise price of these outstanding stock options was $22.61 per share and $22.67 per share as of December 31, 2020 and 2021. In addition, as of December 31, 2020 and 2021, a total of 12,550 and 3,512 RSUs, respectively, were issued and outstanding under this assumed plan. No additional stock options or RSUs may be granted under the Assumed Equity Incentive Plan.

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

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Year Ended December 31,
	2019	2020	2021
Expected dividend yield	—	—	—
Volatility	41.8% - 44.3%	39.1% - 43.6%	44.2% - 44.9%
Expected term (years)	5.0 - 8.0	5.1 - 8.0	8.0
Risk-free interest rate	1.5% - 2.5%	0.5% - 1.5%	1.1% - 1.5%

Airbnb, Inc.
Notes to Consolidated Financial Statements

A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2019	25,344	46,512	$10.08	76,136	$45.69
Granted(1)	(45,368)	4,638	39.38	40,730	30.13
Increase in shares available for grant(2)	66,942	—	—	—	—
Shares withheld for taxes	24,296	—	—	—	—
Exercised/Vested	—	(7,496)	2.01	(56,070)	37.79
Canceled(3)	15,206	(2,233)	53.32	(13,042)	51.86
Balances as of December 31, 2020	86,420	41,421	12.48	47,754	40.01
Granted(1)	(9,591)	715	191.08	8,876	181.15
Shares withheld for taxes	464	—	—	(464)	66.99
Exercised/Vested	—	(17,707)	7.77	(15,612)	57.05
Canceled(3)	4,072	(307)	56.69	(3,765)	64.32
Balances as of December 31, 2021	81,365	24,122	19.69	36,789	61.22
(1) There were no options or RSUs that were granted from the Assumed Equity Incentive Plan for the years ended December 31, 2020 and 2021.
(2) Includes 62,069,613 shares of the Company’s Class A common stock initially reserved for issuance under the 2020 Incentive Award Plan.
(3) The outstanding options and RSUs include cancellations of 55,158 and 2,158 options and 14,178 and 530 RSUs in 2020 and 2021, respectively, from the Assumed Equity Incentive Plan that are no longer available for future grants.

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	41,421	$12.48	3.91	$5,563,735
Options exercisable as of December 31, 2020	36,682	8.63	3.21	5,068,315
Options outstanding as of December 31, 2021	24,122	19.69	3.66	3,555,384
Options exercisable as of December 31, 2021	20,909	13.28	2.90	3,206,548
During the years ended December 31, 2019, 2020 and 2021, the weighted-average fair value of stock options granted under the Plans was $33.46, $15.42, and $96.50 per share, respectively. During the years ended December 31, 2019, 2020 and 2021, the aggregate intrinsic value of stock options exercised was $50.4 million, $476.0 million, and $2,824.9 million, respectively, and the total grant-date fair value of stock options that vested was $44.6 million, $44.4 million, and $45.9 million, respectively.

As of December 31, 2021, there was $85.7 million, of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2021 is expected to be recognized over a weighted-average period of 2.67 years.

Nonemployee Stock Options

For stock options granted to nonemployees, the Company uses the Black-Scholes option-pricing model to determine the fair value on the date of grant. Total nonemployee stock compensation recognized for the years ended December 31, 2019, 2020 and 2021 was not material.

Common Shares Issued for Conversion of Convertible Note

In connection with its Luxury Retreats acquisition, the Company entered into an unsecured convertible promissory note with a stockholder of Luxury Retreats. The note converted into 1,236,788 unvested shares of the Company’s Class A common stock on May 15, 2017. The fair value of the shares issued upon conversion of the note was $64.9 million and was recognized as compensation expense within product development expenses over the four-year vesting period. The Company recognized compensation expense, in product development within the consolidated statements of operations, of $19.6 million and $34.5 million for the years ended December 31, 2018 and 2019, respectively.

Restricted Stock Units

RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years.

Historically, substantially all of the Company’s RSUs vested upon the satisfaction of both a service-based vesting condition and liquidity-event performance-based requirement. The liquidity-based vesting condition was satisfied upon (i) an initial public offering or (ii) change in control of the Company as defined in the Company’s equity incentive plans. The RSUs vested on the first date upon which both the service-

Airbnb, Inc.
Notes to Consolidated Financial Statements

based besting condition and liquidity-event performance-based requirements were satisfied. The liquidity-event performance-based vesting condition was deemed satisfied upon the IPO and the Company delivered one share of common stock for each vested RSU on the settlement date.

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

The following table summarizes the activity related to the Company’s restricted common stock (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted common stock as of December 31, 2019	996	$62.26
Issued	—	—
Vested	(278)	62.12
Unvested restricted common stock as of December 31, 2020	718	62.33
Issued	—	—
Vested	(86)	62.41
Unvested restricted common stock as of December 31, 2021	632	62.32

Stock-Based Compensation

The following table summarizes total stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2020	2021
Operations and support	$817	$143,997	$48,473
Product development	56,632	1,878,793	545,113
Sales and marketing	23,919	435,272	99,969
General and administrative	16,179	544,086	205,292
Restructuring charges	—	(200)	(17)
Stock-based compensation expense	$97,547	$3,001,948	$898,830

Prior to December 9, 2020, no stock-based compensation expense had been recognized for certain awards with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Company's initial public offering, the liquidity event performance-based condition was met and $2.8 billion of stock-based compensation expense was recognized related to these awards.

The Company recognized an income tax benefit of $9.8 million, $39.9 million, and $35.6 million in the consolidated statements of operations for stock-based compensation arrangements in the years ended December 31, 2019, 2020, and 2021, respectively.

2020 Employee Stock Purchase Plan

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. As of December 31, 2021, 3.0 million shares were reserved for future issuance under the ESPP.

The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. For the year ended December 31, 2021, the Company recorded stock-based compensation expense related to the ESPP of $105.9 million. During the year ended December 31, 2021, 0.9 million shares of common stock were purchased under the ESPP at a weighted-average price of $59.11 per share, resulting in net cash proceeds of $50.6 million.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$1,173,429	$145,336	$310,671	$608,171	$109,251
Other commitments	268,000	36,000	74,000	78,000	80,000
Total	$1,441,429	$181,336	$384,671	$686,171	$189,251

Extenuating Circumstances Policy

In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides Hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support Hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250 million for Hosts. The reservations eligible for this $250 million Host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily for Hosts, excluding Superhosts, of $205.1 million and $5.6 million for the years ended December 31, 2020 and 2021, respectively, in its consolidated statement of operations.

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

As of December 31, 2020 and 2021, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $84.0 million and $180.8 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2020 and 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $52.9 million and $57.3 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

During the years ended December 31, 2019, 2020 and 2021, the Company recorded $4.0 million of tax benefit, $16.3 million of tax expense, including interest, and $10.1 million of tax benefit related to estimated Hosts’ withholding tax obligations, respectively. As of December 31, 2020 and 2021, the Company accrued a total of $134.4 million and $124.2 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and transactional taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $120 million and $140 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2020 and 2021, the Company accrued a total of $65.9 million and $33.6 million of estimated tax liabilities related to employment taxes on certain employee benefits. Refer to Note 13, Income Taxes, for further discussion on other tax matters.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Host Protections

The Company offers AirCover coverage, which includes but is not limited to, the Company’s Host Damage Protection program that provides protection of up to $1.0 million for direct physical loss or damage to a Host’s covered property caused by guests during a confirmed booking and when the Host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary created during the year ended December 31, 2019, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay. The Company’s Host Liability Insurance and Experiences Liability Insurance consists of a commercial general liability policy, with Hosts and the Company as named insureds and landlords of Hosts as additional insureds. The Host Liability Insurance and Experiences Liability Insurance provides primary coverage for up to $1.0 million per occurrence, subject to a $1.0 million cap per listing location, and includes various market standard conditions, limitations, and exclusions.

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
Note 13. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Domestic	$(153,154)	$(4,509,519)	$(390,652)
Foreign	(258,549)	(172,419)	90,445
Loss before income taxes	$(411,703)	$(4,681,938)	$(300,207)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Current
Federal	$223,673	$(91,094)	$4,704
State	5,930	(976)	2,238
Foreign	38,660	14,449	33,950
Total current provision for (benefit from) income taxes	268,263	(77,621)	40,892
Deferred
Federal	(1,563)	47	98
State	(248)	55	—
Foreign	(3,816)	(19,703)	10,837
Total deferred benefit for income taxes	(5,627)	(19,601)	10,935
Total provision for (benefit from) income taxes	$262,636	$(97,222)	$51,827

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2019	2020	2021
Expected income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	(0.2)	—	(0.7)
Foreign tax rate differential	(19.5)	(0.5)	(5.1)
Stock-based compensation	(0.9)	7.1	282.4
Acquisition related expenses	(0.3)	—	—
Deferred tax impacts of restructuring	—	6.5	(9.7)
Other statutorily non-deductible expenses	(2.6)	(0.3)	(1.1)
Non-deductible warrant revaluations	—	(3.9)	(20.4)
Research and development credits	(0.9)	4.3	51.0
Uncertain tax positions—prior year positions	(53.0)	(0.1)	(3.1)
Uncertain tax positions—current year positions	(4.2)	(0.2)	(1.0)
Other	0.2	0.3	1.3
Change in valuation allowance	(3.4)	(32.1)	(331.9)
Effective tax rate	(63.8)%	2.1%	(17.3)%

For the year ended December 31, 2019, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to a change in the jurisdictional mix of earnings, the Company’s full valuation allowance on its U.S. deferred tax assets, and the Company’s uncertain tax positions.

For the year ended December 31, 2020, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to the Company’s tax impact of restructuring and the IPO, and the Company’s full valuation allowance on its U.S. deferred tax assets. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions in the Act, such as the limitations on the deduction of net operating losses and interest. For the year ended December 31, 2020, the Company recorded a benefit of $95.6 million related to the carryback of its 2020 net operating loss.

For the year ended December 31, 2021, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to the jurisdictional mix of earnings, excess tax benefits related to stock-based compensation, and the Company’s full valuation allowance on its U.S. deferred tax assets.

The components of deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2021
Deferred tax assets:
Net operating loss carryforwards	$1,078,070	$1,987,606
Tax credit carryforwards	333,991	568,468
Accruals and reserves	70,130	105,530
Non-income tax accruals	71,706	64,757
Stock-based compensation	211,216	156,726
Operating lease liabilities	94,840	86,690
Intangible assets	274,396	210,057
Other	53,477	155,020
Gross deferred tax assets	2,187,826	3,334,854
Valuation allowance	(2,053,069)	(3,263,823)
Total deferred tax assets	134,757	71,031
Deferred tax liabilities:
Property and equipment basis differences	(33,503)	(7,834)
Operating lease assets	(72,659)	(48,628)
Other	(3,091)	—
Total deferred tax liabilities	(109,253)	(56,462)
Total net deferred tax assets	$25,504	$14,569

In the fourth quarter of 2020, the Company completed a restructuring plan to repatriate its intellectual property to the United States to align with its evolving operations in a post-COVID-19 environment. The Company recorded a U.S. deferred tax asset of $140.7 million from a step-up in the tax basis of certain repatriated intellectual property. Based on available objective evidence, management believed it was not

Airbnb, Inc.
Notes to Consolidated Financial Statements

more-likely-than-not that these additional U.S. deferred tax assets would be realizable as of December 31, 2020 and, therefore, these deferred tax assets were offset by a full valuation allowance.

For the year ended December 31, 2020, the net increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2020 net operating loss, an increase in tax credits generated, accruals and reserves, and stock-based compensation. For the year ended December 31, 2021, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2021 net operating loss, an increase in tax credits generated, and business interest expenses subject to limitation.

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

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. The Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

As of December 31, 2020 and 2021, the Company had net operating loss carryforwards for federal income tax purposes of $5.1 billion and $8.8 billion, respectively. Certain of the Company’s federal net operating loss carryforwards will expire, if not utilized, beginning in 2034. As of December 31, 2020 and 2021, the Company had federal research and development tax credit carryforwards of $287.0 million and $491.2 million, respectively. The research and development tax credits will expire beginning in 2034 if not utilized.

As of December 31, 2020 and 2021, the Company had net operating loss carryforwards for state income tax purposes of $2.5 billion and $5.5 billion, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in 2033. As of December 31, 2020 and 2021, the Company had state research and development carryforwards and enterprise zone tax credit carryforwards of $200.8 million and $338.1 million, respectively. The research and development tax credits do not expire, and the enterprise zone tax credits will expire, if not utilized, beginning in 2023.

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

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of period	$69,837	$336,726	$507,865
Gross increases related to prior year tax positions	237,972	2,223	13,568
Gross decreases related to prior year tax positions	(5,029)	(5,970)	(1,772)
Gross increases related to current year tax positions	36,502	196,492	84,990
Reductions due to settlements with taxing authorities	(2,296)	(21,240)	(1,313)
Reduction due to lapse in statute of limitations	(260)	(366)	(6,776)
Balance at end of period	$336,726	$507,865	$596,562

The Company is in various stages of examination in connection with its ongoing tax audits globally, and it is difficult to determine when these examinations will be settled. The Company believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact the Company’s tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company may experience an increase or decrease in its unrecognized tax benefits as a result of additional assessments by various tax authorities, possibly reach resolution of income tax examinations in one or more jurisdictions, or lapses of the statute of limitations. However, an estimate of the range of the reasonably possible change in the next twelve months cannot be made.

As of December 31, 2021, $195.2 million of unrecognized tax benefits represents the amount that would, if recognized, impact the Company’s effective income tax rate.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes. The Company’s accrual for interest and penalties was $52.2 million and $58.7 million as of December 31, 2020 and 2021, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposes an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and intends to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed agreement and requesting the case to be transferred to IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. The Company will continue to pursue all available remedies to resolve this dispute, which include: entering into administrative settlement discussions with the IRS Appeals in 2022, and if necessary, petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and finally, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s cash flow.

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

The Company’s 2008 to 2021 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and its 2017 to 2021 tax years remain subject to examination in Ireland. There are other ongoing audits in various other jurisdictions that are not material to the Company’s financial statements. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.
Note 14. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2020	2021
Net loss attributable to Class A and Class B common stockholders	$(674,339)	$(4,584,716)	$(352,034)
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	260,556	284,363	615,891
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.59)	$(16.12)	$(0.57)

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

There were no preferred dividends declared or accumulated for the years ended December 31, 2019, 2020, and 2021. As of December 31, 2019, RSUs to be settled in 70.2 million shares of Class B common stock and 0.6 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2020, RSUs to be settled in 12.0 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of December 31, 2020, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2021, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of December 31, 2021, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. The 2026 Notes issued in

Airbnb, Inc.
Notes to Consolidated Financial Statements

March 2021 are deemed to be anti-dilutive under the if-converted method for the year ended December 31, 2021. Refer to Note 10, Debt, for further information on the 2026 Notes.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2020	2021
2026 Notes(1)	—	—	11,086
Warrants	—	7,935	7,935
Escrow shares	644	644	74
Stock options	46,512	41,421	24,122
Restricted stock awards	354	212	127
Restricted stock units	5,931	35,738	26,041
Employee stock purchase plan	—	561	365
Redeemable convertible preferred stock	240,911	—	—
Total	294,352	86,511	69,750
(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.
Note 15. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company matched a portion of employee contributions totaling $20.6 million, $22.4 million, and $19.1 million for the years ended December 31, 2019, 2020, and 2021, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
Note 16. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in thousands):

	Year Ended December 31,
	2019	2020	2021
United States	$1,770,550	$1,648,595	$2,996,355
International(1)	3,034,689	1,729,604	2,995,405
Total revenue	$4,805,239	$3,378,199	$5,991,760
(1) No individual international country represented 10% or more of the Company’s total revenue for years ended December 31, 2019, 2020, and 2021.

The following table sets forth the breakdown of long-lived assets based on geography (in thousands):

	As of December 31,
	2020	2021
United States	$535,321	$330,373
Ireland	73,884	56,705
Other international	45,057	41,543
Total long-lived assets	$654,262	$428,621

Tangible long-lived assets as of December 31, 2020 and 2021 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.
Note 17. Restructuring

During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time

Airbnb, Inc.
Notes to Consolidated Financial Statements

employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its consolidated balance sheets. The cumulative restructuring charges as of December 31, 2021 was $264.2 million, for which the majority of these restructuring actions were completed in 2020.

For the year ended December 31, 2020, the Company incurred $151.4 million in restructuring charges, of which $103.8 million was related to severance and other employee costs, $35.8 million was related to lease impairments, and $11.8 million was primarily related to contract amendments and terminations. For the year ended December 31, 2021, the Company incurred $112.8 million in restructuring charges, including $75.3 million related to impairments of operating lease ROU assets and $37.2 million related to impairments of leasehold improvements. As of December 31, 2021, the restructuring liabilities were not material.

Note 18. Acquisitions

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

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

Other Acquisitions

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

For all intangible assets acquired during the year ended December 31, 2019, the weighted-average useful life was 5.4 years. There were no acquisitions completed during the year ended December 31, 2020 or 2021.

These acquisitions were made to enhance the Company’s offerings and expand the Company’s expertise in engineering and other functional areas. The amount of goodwill deductible for income tax purposes was $15.0 million as of December 31, 2019. Pro forma and historical post-acquisition results of operations for the acquisition completed during the year ended December 31, 2019 were not material to the Company’s consolidated statements of operations.

Note 19. Related Party Transactions

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

Net expense with this vendor was $130.8 million and $210.9 million for the years ended December 31, 2019 and 2020, respectively, and was included in cost of revenue in the consolidated statements of operations. As of December 31, 2020, the amount due from this vendor was $8.3 million.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Accounts
The tables below detail the activity of the customer receivable reserve, insurance liability, and the valuation allowance on deferred tax assets for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charges Utilized/ Write-Offs	Balance at End of Period
Customer Receivable Reserve
Year Ended December 31, 2019	$25,966	$77,053	$(51,708)	$51,311
Year Ended December 31, 2020	$51,311	$107,685	$(68,449)	$90,547
Year Ended December 31, 2021	$90,547	$27,285	$(86,962)	$30,870

	Balance at Beginning of Period	Additions for Current Period	Changes in Estimates for Prior Periods	Net Payments	Balance at End of Period
Insurance Liability
Year Ended December 31, 2019	$43,912	$130,559	$(7,140)	$(94,558)	$72,773
Year Ended December 31, 2020	$72,773	$98,735	$(21,484)	$(99,004)	$51,020
Year Ended December 31, 2021	$51,020	$85,313	$1,308	$(90,408)	$47,233

	Balance at Beginning of Period	Charged (Credited) to Expenses	Charged to Other Accounts	Balance at End of Period
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2019	$190,583	$824,628	$8,794	$1,024,005
Year Ended December 31, 2020	$1,024,005	$1,029,064	$—	$2,053,069
Year Ended December 31, 2021	$2,053,069	$1,210,754	$—	$3,263,823

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2022 Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders.

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
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV
Item 15. Exhibit and Financial Statement Schedules

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
Item 16. Form 10-K Summary

None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities					X
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Form of Class B Common Stock Certificate	S-8	333-251251	12/10/2020	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.6	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.7	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.6)	8-K	001-39778	03/08/2021	4.1
4.8	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and Redwood IV Finance 1, LLC	10-Q	001-39778	05/14/2021	4.3
4.9	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and SLP Constellation Aggregator II, LLC	10-Q	001-39778	05/14/2021	4.4
4.10	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TAO Finance 1, LLC	10-Q	001-39778	05/14/2021	4.5
4.11	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TCS Finance (A), LLC	10-Q	001-39778	05/14/2021	4.6
4.12	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TCS Finance 1, LLC	10-Q	001-39778	05/14/2021	4.7
4.13	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to Redwood IV Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.5
4.14	Warrant to Purchase Class A Common Stock, dated May 19, 2020, issued to SLP Constellation Aggregator II, L.P.	S-1/A	333-250118	12/01/2020	4.6
4.15	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to TAO Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.7
4.16	Warrant to Purchase Class A Common Stock, dated July 22, 2020, issued to TCS Finance (A), LLC	S-1/A	333-250118	12/01/2020	4.8
4.17	Warrant to Purchase Class A Common Stock, dated July 22, 2020, issued to TCS Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.9
10.1	Lease Agreement, dated June 9, 2017, by and among the Registrant and Big Dog Holdings LLC	S-1	333-250118	11/16/2020	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.2	First Amendment to Lease Agreement by and among the Registrant and Big Dog Holdings LLC, effective February 7, 2019	S-1	333-250118	11/16/2020	10.2
10.3	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.4	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.5	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.6	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.7	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.8	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.8
10.9	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.9
10.10	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.11	Eight Amendment to Office Lease Agreement, dated September 28, 2021, by and among the Registrant and T-C 888 Brannan Owner LLC					X
10.12(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)
10.12(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.13(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.13(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.13(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.14#	Hotel Tonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.15(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.15(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.15(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.16#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.17#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.18#	Employment Agreement by and between the Registrant and Joseph Gebbia	S-1	333-250118	11/16/2020	10.17
10.19#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.20#	Employment Agreement by and between the Registrant and Dave Stephenson	S-1	333-250118	11/16/2020	10.19
10.21#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.22#	Employment Agreement by and between the Registrant and Catherine Powell	S-1/A	333-250118	12/01/2020	10.21
10.23#	Non-Employee Director Compensation Program	S-1/A	333-250118	12/01/2020	10.24
10.24#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.25	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.26	Credit and Guarantee Agreement, dated November 19, 2020, by and among the Registrant, certain subsidiaries of the registrant, and Morgan Stanley Senior Funding Inc	S-1/A	333-250118	12/01/2020	10.30
10.27	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
10.28	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii), Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements
X
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: February 25, 2022		Brian Chesky Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Brian Chesky	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Brian Chesky

/s/ David E. Stephenson	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
David E. Stephenson

/s/ David Bernstein	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
David Bernstein

/s/Angela Ahrendts	Director	February 25, 2022
Angela Ahrendts

/s/ Amrita Ahuja	Director	February 25, 2022
Amrita Ahuja

/s/ Nathan Blecharczyk	Director	February 25, 2022
Nathan Blecharczyk

/s/ Kenneth Chenault	Director	February 25, 2022
Kenneth Chenault

/s/ Joseph Gebbia	Director	February 25, 2022
Joseph Gebbia

/s/ Belinda Johnson	Director	February 25, 2022
Belinda Johnson

/s/ Jeffrey Jordan	Director	February 25, 2022
Jeffrey Jordan

/s/ Alfred Lin	Director	February 25, 2022
Alfred Lin