Form 10-Q
period 2022-03-31
Airbnb, Inc.
filed 2022-05-09
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Commission File Number: 001-39778
______________
Airbnb, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________

Delaware	26-3051428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
888 Brannan Street
San Francisco, California 94103
(Address of Principal Executive Offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2022, 382,254,487 shares of the registrant's Class A common stock were outstanding 254,208,703 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

AIRBNB, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus on our business, the travel industry, travel trends, and the global economy generally;
•the effects of certain global events, such as current or future military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally, on our business, the travel industry, travel trends, and the global economy generally;
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
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness; and
•the increased expenses associated with being a public company.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as those identified in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	As of December 31,	As of March 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,067,438	$6,886,628
Marketable securities	2,255,038	2,435,661
Restricted cash	14,764	14,767
Funds receivable and amounts held on behalf of customers	3,715,471	6,104,653
Prepaids and other current assets (including customer receivables of $142,519 and $155,911 and allowances of $30,870 and $32,851, respectively)	333,669	319,738
Total current assets	12,386,380	15,761,447
Property and equipment, net	156,585	142,729
Operating lease right-of-use assets	272,036	263,110
Intangible assets, net	52,308	46,673
Goodwill	652,602	651,864
Other assets, noncurrent	188,563	202,619
Total assets	$13,708,474	$17,068,442
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,361	$128,187
Operating lease liabilities, current	63,479	63,524
Accrued expenses and other current liabilities	1,558,243	1,729,672
Funds payable and amounts payable to customers	3,715,471	6,104,653
Unearned fees	903,728	1,747,746
Total current liabilities	6,359,282	9,773,782
Long-term debt, net of current portion	1,982,537	1,983,578
Operating lease liabilities, noncurrent	372,483	358,908
Other liabilities, noncurrent	218,459	214,758
Total liabilities	8,932,761	12,331,026
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2021 and March 31, 2022; 364,500 and 382,213 shares of Class A common stock issued and outstanding as of December 31, 2021 and March 31, 2022, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2021 and March 31, 2022; 269,024 and 254,209 shares of Class B common stock issued and outstanding as of December 31, 2021 and March 31, 2022, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2021 and March 31, 2022, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2021 and March 31, 2022; 26,000 shares of Class H common stock authorized as of December 31, 2021 and March 31, 2022; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2021 and March 31, 2022
	63	64
Additional paid-in capital	11,140,284	11,126,300
Accumulated other comprehensive loss	(6,893)	(12,415)
Accumulated deficit	(6,357,741)	(6,376,533)
Total stockholders’ equity	4,775,713	4,737,416
Total liabilities and stockholders’ equity	$13,708,474	$17,068,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Revenue	$886,936	$1,508,937
Costs and expenses:
Cost of revenue	254,515	362,623
Operations and support	185,436	233,012
Product development	363,061	362,927
Sales and marketing	229,125	344,616
General and administrative	189,762	210,573
Restructuring charges	111,982	317
Total costs and expenses	1,333,881	1,514,068
Loss from operations	(446,945)	(5,131)
Interest income	3,052	4,744
Interest expense	(421,911)	(5,764)
Other expense, net	(300,098)	(1,935)
Loss before income taxes	(1,165,902)	(8,086)
Provision for income taxes	6,309	10,706
Net loss	$(1,172,211)	$(18,792)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.95)	$(0.03)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	600,960	635,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Net loss	$(1,172,211)	$(18,792)
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(956)	(4,554)
Foreign currency translation adjustments	(3,883)	(968)
Other comprehensive loss	(4,839)	(5,522)
Comprehensive loss	$(1,177,050)	$(24,314)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	(1,172,211)	(1,172,211)
Other comprehensive loss	—	—	—	(4,839)	—	(4,839)
Exercise of common stock options	5,289	1	47,792	—	—	47,793
Issuance of common stock upon settlement of RSUs, net of shares withheld	3,571	—	(15,054)	—	—	(15,054)
Reclassification of derivative warrant liability to equity	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	(100,200)	—	—	(100,200)
Stock-based compensation	—	—	224,983	—	—	224,983
Balances as of March 31, 2021	608,057	$61	$10,339,480	$(2,200)	$(7,177,918)	$3,159,423

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	633,524	$63	$11,140,284	$(6,893)	$(6,357,741)	$4,775,713
Net loss	—	—	—	—	(18,792)	(18,792)
Other comprehensive loss	—	—	—	(5,522)	—	(5,522)
Exercise of common stock options	784	—	11,652	—	—	11,652
Issuance of common stock upon settlement of RSUs, net of shares withheld	2,114	1	(224,359)	—	—	(224,358)
Stock-based compensation	—	—	198,723	—	—	198,723
Balances as of March 31, 2022	636,422	$64	$11,126,300	$(12,415)	$(6,376,533)	$4,737,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(1,172,211)	$(18,792)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	38,252	29,232
Bad debt expense	7,305	9,299
Stock-based compensation expense	229,474	194,923
(Gain) loss on investments, net	(12,171)	1,260
Change in fair value of warrant liability	291,987	—
Amortization of debt discount and debt issuance costs	5,405	1,041
Noncash interest expense, net	1,716	2,106
Foreign exchange (gain) loss	(9,151)	14,854
Impairment of long-lived assets	112,545	—
Loss from extinguishment of debt	377,248	—
Other, net	6,978	14,479
Changes in operating assets and liabilities:
Prepaids and other assets	(2,696)	(18,718)
Operating lease right-of-use assets	7,462	9,079
Accounts payable	37,326	10,270
Accrued expenses and other liabilities	155,225	121,922
Operating lease liabilities	(6,650)	(12,982)
Unearned fees	538,332	844,019
Net cash provided by operating activities	606,376	1,201,992
Cash flows from investing activities:
Purchases of property and equipment	(7,706)	(5,959)
Purchases of marketable securities	(1,581,425)	(927,974)
Sales of marketable securities	248,185	146,038
Maturities of marketable securities	168,660	593,772
Other investing activities, net	—	(2,847)
Net cash used in investing activities	(1,172,286)	(196,970)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	$(130,430)	$(204,768)
Principal repayment of long-term debt	(1,995,000)	—
Prepayment penalty on long-term debt	(212,883)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,979,166	—
Purchases of capped calls related to convertible senior notes	(100,200)	—
Proceeds from exercise of stock options	47,793	11,652
Change in funds payable and amounts payable to customers	1,867,080	2,396,635
Net cash provided by financing activities	1,455,526	2,203,519
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(72,287)	3,398
Net increase in cash, cash equivalents, and restricted cash	817,329	3,211,939
Cash, cash equivalents, and restricted cash, beginning of period	7,668,252	9,727,289
Cash, cash equivalents, and restricted cash, end of period	$8,485,581	$12,939,228
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6,307	$14,706
Cash paid for interest	$42,950	$2,600
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2022. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.

The results for the interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of March 31, 2022, the Company’s consolidated VIEs were not material to the condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of acquired goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

Recently Adopted Accounting Standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for public entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the standard during the quarter, which did not have an impact on the Company's condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance and may be applied at the beginning of the interim period that includes March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarified the scope of Topic 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference London Interbank Offered Rate or another reference rate that is expected to be discontinued as a result of the reference rate reform. The standard is effective upon issuance and may be applied retroactively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to any new modifications within an interim period including or subsequent to January 7, 2021. The Company is evaluating the impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard is effective for public entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2017-12. The Company is evaluating the impact on the Company’s consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

Revision of Previously Issued Financial Statements

The condensed consolidated statements of cash flows for the three months ended March 31, 2021 has been revised to correct for errors identified by management during the preparation of the financial statements for the three months ended March 31, 2022. The errors understated cash flows from operating activities by $112 million and overstated the cash flows from financing activities by $112 million for the three months ended March 31, 2021. Management has determined that these errors did not result in the previously issued financial statements being materially misstated. These errors primarily related to the timing of tax payments from the net settlement of equity awards at the initial public offering in December 2020. In particular, in 2020, the Company reported $1.65 billion of cash used in financing activities to cover taxes paid related to the net share settlement of its equity awards that vested upon the initial public offering. However, approximately $123 million of this amount was actually remitted to taxing authorities in foreign jurisdictions in 2021, of which $116 million was remitted in the first quarter of 2021. This had no impact on the Company’s condensed consolidated financial statements outside of the presentation in the condensed consolidated statements of cash flow and did not affect the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of stockholders’ equity.

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in thousands):

	As of
	December 31, 2021	March 31, 2022
Cash and cash equivalents	$6,067,438	$6,886,628
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	3,645,087	6,037,833
Restricted cash	14,764	14,767
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$9,727,289	$12,939,228

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	March 31, 2022
Indirect tax reserves	$182,796	$184,282
Indirect taxes payable	309,616	536,640
Compensation and related benefits	415,626	296,991
Gift card liability	98,129	96,396
Other	552,076	615,363
Total accrued expenses and other current liabilities	$1,558,243	$1,729,672

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Payments to Customers

The Company makes payments to customers as part of its incentive programs (comprised of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in thousands):

	Three Months Ended March 31,
	2021	2022
Reductions to revenue	$25,856	$44,952
Charges to operations and support	14,809	21,730
Charges to sales and marketing expense	9,775	10,473
Total payments made to customers	$50,440	$77,155

Note 4. Investments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	As of December 31, 2021				Classification as of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable (2)
Certificates of deposit	$395,351	$—	$—	$395,351	$31,117	$364,234	$—	$—
Government bonds(1)	850	13	—	863	—	863	—	—
Commercial paper	1,156,963	—	—	1,156,963	163,959	993,004	—	—
Corporate debt securities	917,718	220	(3,147)	914,791	41,439	862,901	10,451	—
Mortgage-backed and asset-backed securities	34,019	338	(321)	34,036	—	34,036	—	—
Total	$2,504,901	$571	$(3,468)	$2,502,004	$236,515	$2,255,038	$10,451	$—

(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

	As of March 31, 2022				Classification as of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent	Funds Receivable (2)
Certificates of deposit	$533,669	$—	$—	$533,669	$60,919	$472,750	$—	$—
Government bonds(1)	464,399	44	(12)	464,431	—	350,450	—	113,981
Commercial paper	1,104,688	—	(16)	1,104,672	265,857	838,815	—	—
Corporate debt securities	794,433	36	(6,073)	788,396	35,914	741,971	10,511	—
Mortgage-backed and asset-backed securities	33,046	10	(1,381)	31,675	—	31,675	—	—
Total	$2,930,235	$90	$(7,482)	$2,922,843	$362,690	$2,435,661	$10,511	$113,981

(1)Includes U.S. government and government agency debt securities
(2)Funds receivable and amounts held on behalf of customers

As of December 31, 2021 and March 31, 2022, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Before reclassifications of gains and losses from accumulated other comprehensive loss on the condensed consolidated balance sheets to other expense, net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three months ended March 31, 2021 and 2022, were not material. Realized gains and losses reclassified from accumulated other comprehensive loss to other expense, net were not material for the three months ended March 31, 2021 and 2022.

Debt securities in an unrealized loss position had an estimated fair value of $801.5 million and unrealized losses of $3.5 million as of December 31, 2021, and an estimated fair value of $772.7 million and unrealized losses of $7.5 million as of March 31, 2022. An immaterial

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

amount of securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2021, and $32.1 million of securities were in a continuous unrealized loss position for more than twelve months as of March 31, 2022.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	As of March 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$2,845,872	$2,843,140
Due in one year to five years	62,033	58,720
Due within five to ten years	19,828	18,550
Due beyond ten years	2,502	2,433
Total	$2,930,235	$2,922,843

Equity Investments

Gains and Losses on Marketable Equity Investments

During the three months ended March 31, 2021, the marketable equity investments were sold, and the Company realized a net loss of $14.3 million. The realized net loss was recorded in other expense, net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75.0 million as of both December 31, 2021 and March 31, 2022, and are classified within other assets, noncurrent on the condensed consolidated balance sheets. These investments were initially recorded using the measurement alternative at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or similar security from the same issuer.

The following table summarizes the total carrying value of equity investments without readily determinable fair values (in thousands):

	Three Months Ended March 31,
	2021	2022
Carrying value, beginning of period	$78,074	$74,993
Downward adjustments for observable price changes and impairments	—	—
Carrying value, end of period	$78,074	$74,993

As of December 31, 2021 and March 31, 2022, there were no upward adjustments for price changes to the Company’s equity investments without readily determinable fair values. The Company did not record any realized gains or losses for the Company’s equity investments without readily determinable fair value during the three months ended March 31, 2021 and 2022. The Company recorded no impairment charges for both the three months ended March 31, 2021 and 2022.

The following table summarizes the cumulative impairment charges of equity investments without readily determinable fair values (in thousands):

	As of
	December 31, 2021	March 31, 2022
Cumulative downward adjustments for observable price changes and impairment	$56,217	$56,217

Investments Accounted for Under the Equity Method

As of December 31, 2021 and March 31, 2022, the carrying values of the Company’s equity method investments were $17.4 million and $16.2 million, respectively. For the three months ended March 31, 2021 and 2022, the Company recorded unrealized gains (losses) of $0.4 million and $(1.3) million, respectively, within other expense, net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. The Company recorded no impairment charges related to the carrying value of equity method investments for the three months ended March 31, 2021 and 2022.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,923,184	$—	$—	$1,923,184
Certificates of deposit	31,117	—	—	31,117
Commercial paper	—	163,959	—	163,959
Corporate debt securities	—	41,439	—	41,439
	1,954,301	205,398	—	2,159,699
Marketable securities:
Certificates of deposit	364,234	—	—	364,234
U.S. government and government agency debt securities	—	863	—	863
Commercial paper	—	993,004	—	993,004
Corporate debt securities	—	862,901	—	862,901
Mortgage-backed and asset-backed securities	—	34,036	—	34,036
	364,234	1,890,804	—	2,255,038
Funds receivable and amounts held on behalf of customers:
Money market funds	466,319	—	—	466,319
Prepaids and other current assets:
Foreign exchange derivative assets	—	25,918	—	25,918
Other assets, noncurrent:
Corporate debt securities	—	—	10,451	10,451
Total assets at fair value	$2,784,854	$2,122,120	$10,451	$4,917,425
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10,280	$—	$10,280
Total liabilities at fair value	$—	$10,280	$—	$10,280

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,484,384	$—	$—	$2,484,384
Certificates of deposit	60,919	—	—	60,919
Commercial paper	—	265,857	—	265,857
Corporate debt securities	—	35,914	—	35,914
	2,545,303	301,771	—	2,847,074
Marketable securities:
Certificates of deposit	472,750	—	—	472,750
U.S. government and government agency debt securities	—	350,450	—	350,450
Commercial paper	—	838,815	—	838,815
Corporate debt securities	—	741,971	—	741,971
Mortgage-backed and asset-backed securities	—	31,675	—	31,675
	472,750	1,962,911	—	2,435,661
Funds receivable and amounts held on behalf of customers:
Money market funds	1,203,019	—	—	1,203,019
U.S. government and government agency debt securities	—	113,981	—	113,981
Prepaids and other current assets:
Foreign exchange derivative assets	—	16,129	—	16,129
Other assets, noncurrent:
Corporate debt securities	—	—	10,511	10,511
Total assets at fair value	$4,221,072	$2,394,792	$10,511	$6,626,375
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$24,452	$—	$24,452
Total liabilities at fair value	$—	$24,452	$—	$24,452

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	December 31, 2021	March 31, 2022
	Other Assets, Noncurrent
Balance, beginning of period	$11,490	$10,451
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive loss	(1,039)	60
Balance, end of period	$10,451	$10,511
Changes in unrealized gains or losses included in other comprehensive loss related to investments held at the reporting date	$(1,039)	$60

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2022.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement, as defined in Note 6, Debt, below, which resulted in a change in classification from liability to equity, on March 30, 2021, the modification date. The Company recorded a marked-to-market charge of $292.0 million for the three months ended March 31, 2021, which was recorded in other expense, net on the condensed consolidated statements of operations. Subsequent to the modification date, the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 6, Debt, for additional information.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives Not Designated as Hedging Instruments

As of December 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.9 million and $10.3 million, respectively, with the aggregate notional amount totaling $2.4 billion. As of March 31, 2022, the fair value of foreign exchange derivative assets and liabilities totaled $16.1 million and $24.5 million, respectively, with the aggregate notional amount totaling $1.6 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded total net realized gains (losses) of $(15.4) million and $12.9 million for the three months ended March 31, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

The Company recorded total net unrealized gains (losses) of $39.9 million and $(24.0) million for the three months ended March 31, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

The realized and unrealized gains and losses on non-designated derivatives are reported in other expense, net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.

The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.3 million, resulting in net derivative assets of $15.6 million. As of March 31, 2022, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $15.7 million, resulting in net derivative assets of $0.4 million and net derivative liabilities of $8.7 million.

Note 6. Debt

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31, 2021		March 31, 2022
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Convertible senior notes due March 2026	$2,000,000	0.2%	$2,000,000	0.2%
Less: Unamortized debt discount and debt issuance costs	(17,463)		(16,422)
Total long-term debt	$1,982,537		$1,983,578

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

Debt issuance costs related to the 2026 Notes totaled $20.8 million and was comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the three months ended March 31, 2021 and 2022, interest expense of $0.2 million and $1.0 million, respectively, was recorded for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of March 31, 2022, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, the total estimated fair value of the 2026 Notes was $1,945.8 million and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

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

The debt discount and debt issuance costs are amortized to interest expense using the effective interest rate method. For the three months ended March 31, 2021, interest expense of $17.0 million and $24.3 million, respectively, was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2020 Credit Facility

On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2022. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2021 and March 31, 2022 and outstanding letters of credit totaled $15.9 million as of both December 31, 2021 and March 31, 2022.

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2022
Operations and support	$11,412	$11,695
Product development	143,715	117,876
Sales and marketing	25,901	21,207
General and administrative	48,457	44,114
Restructuring charges	(11)	31
Stock-based compensation expense	$229,474	$194,923

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended March 31,
	2021	2022
Expected dividend yield	—	—
Volatility	44.9%	48.6%
Expected term (years)	8.0	6.1
Risk-free interest rate	1.5%	2.2%

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of option and RSU activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2021	81,365	24,122	$19.69	36,789	$61.22
Granted	(6,237)	635	167.00	5,602	166.92
Increase in shares available for grant	31,676	—	—	—	—
Shares withheld for taxes	1,284	—	—	(1,284)	73.39
Exercised/Vested	—	(784)	14.86	(2,116)	74.10
Canceled	845	(172)	73.91	(673)	78.54
As of March 31, 2022	108,933	23,801	23.39	38,318	75.25

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2022	23,801	$23.39	3.56	$3,542,265
Options exercisable as of March 31, 2022	20,560	14.13	2.75	3,243,856

Restricted Stock Awards

The Company has granted restricted stock awards to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock is primarily dependent on a service-based vesting condition that generally becomes satisfied over a period of four years. The Company has the right to repurchase or cancel shares for which the vesting condition is not satisfied.

The following table summarizes the activity related to the Company’s restricted stock awards (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock awards as of December 31, 2021	632	$62.32
Issued	—	—
Vested	(21)	62.41
Unvested restricted stock awards as of March 31, 2022	611	62.32

2020 Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. For the three months ended March 31, 2021 and 2022, the Company recorded stock-based compensation expense related to the ESPP of $32.3 million and $5.4 million, respectively. During the three months ended March 31, 2021 and 2022, there were no purchases of shares under the ESPP.

Note 8. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2022, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Extenuating Circumstances Policy

In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides Hosts and guests with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support Hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250 million for Hosts, and had a remaining reserve balance of $57.8 million as of March 31, 2022. The reservations eligible for this $250.0 million Host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to Hosts, that were not material for both the three months ended March 31, 2021 and 2022, in its condensed consolidated statement of operations.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2022, the Company collects and remits Lodging Taxes in approximately 31,300 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2021 and March 31, 2022, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $180.8 million and $332.2 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2021 and March 31, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $57.3 million and $55.7 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

As of December 31, 2021 and March 31, 2022, the Company accrued a total of $124.2 million and $127.0 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and transactional taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $130.0 million to $150.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2021 and March 31, 2022, the Company accrued a total of $33.6 million and $34.2 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $6.3 million and $10.7 million for the three months ended March 31, 2021 and 2022, respectively, which were primarily driven by current tax on foreign earnings.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and intends to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed agreement and requesting the case to be transferred to IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court.

Note 10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2022
Net loss attributable to Class A and Class B common stockholders	$(1,172,211)	$(18,792)
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	600,960	635,314
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.95)	$(0.03)

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders is the same for both Class A and Class B common stock on an individual or combined basis

There were no preferred dividends declared or accumulated for the three months ended March 31, 2021 and 2022. As of March 31, 2021, RSUs to be settled in 12.0 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of March 31, 2021, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of March 31, 2022, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of March 31, 2022, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2022
2026 Notes(1)	11,086	11,086
Warrants	7,935	7,935
Escrow shares	431	74
Stock options	36,718	23,801
Restricted stock awards	192	105
Restricted stock units	49,440	27,571
Employee stock purchase plan	559	378
Total	106,361	70,950

(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.

Note 11. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in thousands):

	Three Months Ended March 31,
	2021	2022
United States	$510,786	$772,139
International (1)	376,150	736,798
Total revenue	$886,936	$1,508,937

(1)No individual international country represented 10% or more of the Company’s total revenue for three months ended March 31, 2021 and 2022.

Note 12. Restructuring

During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The cumulative restructuring charges as of March 31, 2022 was $264.5 million, for which the majority of these restructuring actions were completed in 2020.

As of March 31, 2022, the remaining liability for restructuring costs was not material. For the three months ended March 31, 2021, the Company incurred $112.0 million in restructuring charges, which includes $75.3 million related to impairments of operating lease right-of-use assets and $37.2 million related to impairments of leasehold improvements. For the three months ended March 31, 2022, the Company incurred an immaterial amount of restructuring charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2021 Annual Report and any subsequent filings, as well as those identified in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Revision of Previously Issued Financial Statements

As described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, we have revised previously issued financial statements to correct immaterial misstatements.

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 4 million Hosts who have welcomed over 1 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We have five stakeholders and are designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

We operate a global marketplace, where Hosts offer guests stays and experiences on our platform. Our business model relies on the success of Hosts and guests who join our community and generate consistent bookings over time. As Hosts become more successful on our platform and as guests return over time, we benefit from the recurring activity of our community.

Impact of COVID-19 on our Business

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic") in the first half of 2020, as well as subsequent outbreaks driven by new variants of COVID-19, governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, social distancing, shelter-in-place orders, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions.

Throughout 2021, we continued to face lower demand for long distance travel and overall depressed Nights and Experiences Booked compared to 2019. However, in the first quarter of 2022, we have seen significant growth with Nights and Experiences Booked exceeding 2019 levels for the same period. While COVID-19 still plagues the world, for the three months ended March 31, 2022, Gross Booking Value (“GBV”) and revenue were $17.2 billion and $1.5 billion, respectively, which were both higher compared to the same periods in 2021, 2020 and 2019 (pre-pandemic). These improvements were primarily driven by stronger results in North America and Europe, the Middle East, and Africa (“EMEA”) and Latin America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes, as well as growing urban and international travel.

We believe that the recovery in GBV that we began experiencing beginning in the second quarter of 2021 and continuing through the first quarter of 2022 was attributable to the renewed ability and willingness for guests to travel, the resilience of our Hosts, and relative strength of our business model, particularly the enhanced flexibility added as a result of the pandemic that has allowed our guests to not just travel but live anywhere. While we witnessed the way people travel change as a result of COVID-19, the adaptability of our business suggests that we are well-positioned to serve this dynamic market as it continues to evolve and recover.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.

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

In the first quarter of 2022, we had 102.1 million Nights and Experiences Booked, a 59% increase from 64.4 million in the same prior year period, and a 26% increase compared to the first quarter of 2019 (pre-pandemic). Nights and Experiences Booked grows as we attract new Hosts and guests to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels primarily largely driven by stronger results in North America, EMEA, and Latin America, in particular with resilience in domestic and short-distance travel, with more people gravitating toward Airbnb stays within driving distance of their homes.

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

Growth in GBV reflects our ability to attract and retain Hosts and guests and reflects growth in Nights and Experiences Booked. In the first quarter of 2022, our GBV was $17.2 billion, a 67% increase from $10.3 billion in the same prior year period. The increase in our GBV was primarily due to higher average daily rates (“ADRs”) and an increase in Nights and Experiences Booked. The travel recovery we are experiencing has been dominated by our higher ADR regions—North America and Europe, in particular, whereas Asia Pacific, one of our lowest ADR regions, remains depressed. Similar to Nights and Experiences Booked, our GBV improvement was largely driven by stronger bookings in North America, EMEA and Latin America, in particular with resilience in domestic and short-distance travel. On a constant currency basis, the increase in GBV was 71% for the three months ended March 31, 2022, as compared to the same period in 2021.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net loss	$(1,172,211)	$(18,792)
Adjusted EBITDA	$(58,638)	$229,146

Net cash provided by operating activities	$606,376	$1,201,992
Free Cash Flow	$598,670	$1,196,033

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

Adjusted EBITDA also excludes certain items related to transactional tax matters, for which management believes it is probable that we may be held jointly liable with Hosts in certain jurisdictions, and we urge investors to review the detailed disclosure regarding these matters included in the subsection titled “—Critical Accounting Policies and Estimates—Lodging Tax Obligations,” as well as the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•Adjusted EBITDA excludes acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements. The contingent consideration, which was in the form of equity, was valued as of the acquisition date and is marked-to-market at each reporting period based on factors including our stock price;

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

For the three months ended March 31, 2022, Adjusted EBITDA was $229.1 million compared to $(58.6) million in the same prior year period. This favorable change was due to our record high revenue combined with continued cost management.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss):

	Three Months Ended March 31,
	2021	2022
	(in thousands, except percentages)
Revenue	$886,936	$1,508,937

Net loss	$(1,172,211)	$(18,792)
Adjusted to exclude the following:
Provision for income taxes	6,309	10,706
Other expense, net	300,098	1,935
Interest expense	421,911	5,764
Interest income	(3,052)	(4,744)
Depreciation and amortization	38,252	29,232
Stock-based compensation expense(1)	229,485	194,892
Acquisition-related impacts	7,989	11,400
Net changes in lodging tax reserves	599	(1,564)
Restructuring charges	111,982	317
Adjusted EBITDA	$(58,638)	$229,146
Adjusted EBITDA as a percentage of Revenue	(7)%	15%

(1)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives, including continuous investment in our business, growth through acquisitions, and strengthening our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our Hosts and guests and amounts payable to our Hosts and guests do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

For the three months ended March 31, 2022, Free Cash Flow was $1.2 billion, representing 79% of revenue, compared to $598.7 million, representing 67% of revenue, for the three months ended March 31, 2021. The increase was primarily driven by revenue growth, margin expansion and significant growth in unearned fees. Due to seasonality, the first quarter typically benefits from working capital as unearned fees are generated by bookings, but not recognized as revenue until future periods when guests check-in.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2021	2022
	(in thousands, except percentages)
Revenue	$886,936	$1,508,937

Net cash provided by operating activities	$606,376	$1,201,992
Purchases of property and equipment	(7,706)	(5,959)
Free Cash Flow	$598,670	$1,196,033
Free Cash Flow as a percentage of Revenue	67%	79%
Other cash flow components:
Net cash used in investing activities	$(1,172,286)	$(196,970)
Net cash provided by financing activities	$1,455,526	$2,203,519

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Revenue	$886,936	$1,508,937
Costs and expenses:
Cost of revenue	254,515	362,623
Operations and support(1)	185,436	233,012
Product development(1)	363,061	362,927
Sales and marketing(1)	229,125	344,616
General and administrative(1)	189,762	210,573
Restructuring charges(1)	111,982	317
Total costs and expenses	1,333,881	1,514,068
Loss from operations	(446,945)	(5,131)
Interest income	3,052	4,744
Interest expense	(421,911)	(5,764)
Other expense, net	(300,098)	(1,935)
Loss before income taxes	(1,165,902)	(8,086)
Provision for income taxes	6,309	10,706
Net loss	$(1,172,211)	$(18,792)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Operations and support	$11,412	$11,695
Product development	143,715	117,876
Sales and marketing	25,901	21,207
General and administrative	48,457	44,114
Restructuring charges	(11)	31
Stock-based compensation expense	$229,474	$194,923

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2021	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	29	24
Operations and support	21	15
Product development	41	24
Sales and marketing	26	23
General and administrative	21	14
Restructuring charges	12	—
Total costs and expenses	150	100
Loss from operations	(50)	—
Interest income	—	—
Interest expense	(48)	—
Other expense, net	(33)	—
Loss before income taxes	(131)	—
Provision for income taxes	1	1
Net loss	(132)%	(1)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Revenue	$886,936	$1,508,937	70%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Revenue increased $622.0 million, or 70%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to a 59% increase in Nights and Experiences Booked combined with higher ADRs. On a constant currency basis, revenue increased 74% compared to the three months ended March 31, 2021.

Cost of Revenue

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$254,515	$362,623	42%
Percentage of revenue	29%	24%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Cost of revenue increased $108.1 million, or 42%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to an increase in merchant fees of $92.8 million primarily due to an increase in pay-in volumes, an increase in data hosting service costs of $9.0 million, and $8.1 million in chargebacks, partially offset by a decrease of $9.4 million in amortization expense for internally developed software and acquired technology.

Operations and Support

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Operations and support	$185,436	$233,012	26%
Percentage of revenue	21%	15%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Operations and support expense increased $47.6 million, or 26%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to a $31.0 million increase in third-party community support personnel and customer relations costs, and an $8.7 million increase in insurance costs. Operations and support expense as a percent of revenue decreased to 15% for the three months ended March 31, 2022, compared to 21% in the same period in the prior year, primarily due to revenue growing faster than operations and support expense as a result of the significant increase in Nights and Experiences Booked as well as higher ADR.

Product Development

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Product development	$363,061	$362,927	—%
Percentage of revenue	41%	24%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Product development expense decreased $0.1 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to a $15.5 million decrease in payroll-related expenses, partially offset by a $9.1 million increase in third-party service providers, and an increase in allocated facilities and information technology expenses of $5.2 million, largely due to a prior year benefit from a one-time release of a payroll tax reserve on fringe benefits. Product development expense as a percent of revenue decreased to 24% for the three months ended March 31, 2022, from 41% for the same period in the prior year, primarily due to revenue growing faster than product development expense as a result of the significant increase in Nights and Experiences Booked as well as higher ADR.

Sales and Marketing

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Brand and performance marketing	$119,208	$230,439	93%
Field operations and policy	109,917	114,177	4%
Total sales and marketing	$229,125	$344,616	50%
Percentage of revenue	26%	23%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Sales and marketing expense increased $115.5 million, or 50%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to a $112.6 million increase in marketing activities associated with our Made Possible by Hosts global marketing campaign and a $6.9 million increase in third-party service provider expenses. Total brand and performance marketing expense increased $111.2 million, primarily driven by an increase in brand marketing.

General and Administrative

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
General and administrative	$189,762	$210,573	11%
Percentage of revenue	21%	14%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

General and administrative expense increased $20.8 million, or 11%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to a $10.0 million charitable contribution to Airbnb.org to support Ukrainian refugees, a benefit from a one-time release of a payroll tax reserve on fringe benefits in the prior year of $9.1 million, coupled with an increase in other business and operational taxes of $7.8 million, and an increase in professional services fees of $7.9 million. These movements were partially offset by a $13.9 million decrease in payroll related expenses, which was largely driven by a decrease in stock-based compensation and employer taxes. General and administrative expense as a percent of revenue decreased to 14% for the three months ended March 31, 2022, from 21% for the same period in the prior year, primarily due to revenue growing faster than general and administrative expense as a result of the significant increase in Nights and Experiences Booked as well as higher ADR.

Restructuring Charges

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Restructuring charges	$111,982	$317	(100)%
Percentage of revenue	12%	—%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Restructuring charges totaled $112.0 million and $0.3 million for the three months ended March 31, 2021 and 2022, respectively, which resulted from our May 2020 restructuring announcement that included a reduction in workforce resulting in restructuring charges that primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations. In March 2021, we ceased use of a leased office and made the office available for sublease resulting in an additional lease impairment.

Interest Income and Expense

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Interest income	$3,052	$4,744	55%
Percentage of revenue	—%	—%
Interest expense	$(421,911)	$(5,764)	(99)%
Percentage of revenue	(48)%	—%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Interest income increased $1.7 million, or 55%, for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to higher interest rates and composition of our investment portfolio, which was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $416.1 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to Note 6, Debt, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for additional information.

Other Expense, Net

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Other expense, net	$(300,098)	$(1,935)	(99)%
Percentage of revenue	(33)%	—%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Other expense, net decreased $298.2 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily driven by $292.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan in the prior year, which were reclassified to equity and no longer require fair value remeasurement.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Provision for income taxes	$6,309	$10,706	70%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

The provision for income taxes in the three months ended March 31, 2022 increased $4.4 million, compared to the same period in the prior year, primarily due to the increase in profits earned outside of the United States.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $9.3 billion. As of March 31, 2022, cash and cash equivalents totaled $6.9 billion, which included $2.6 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2022, marketable securities totaled $2.4 billion. Marketable securities consist of corporate debt securities, mutual funds, highly-liquid debt instruments of the U.S. government and its agencies, and certificates of deposit. These amounts do not include funds of $6.1 billion as of March 31, 2022 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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
•upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum in connection with the 2026 Notes;
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

See Note 6, Debt, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for additional information on our outstanding debt.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net cash provided by operating activities	$606,376	$1,201,992
Net cash used in investing activities	(1,172,286)	(196,970)
Net cash provided by financing activities	1,455,526	2,203,519
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72,287)	3,398
Net increase in cash, cash equivalents, and restricted cash	$817,329	$3,211,939

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $1.2 billion. Our net loss for the three months ended March 31, 2022 was $18.8 million, adjusted for non-cash charges, primarily consisting of $194.9 million of stock-based compensation expense, $29.2 million of depreciation and amortization, and $9.3 million of bad debt expense. Additional cash was provided by changes in working capital, including a $844.0 million increase in unearned fees resulting from significantly higher bookings and accrued expenses and other liabilities of $121.9 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was $197.0 million, which was primarily for purchases of marketable securities of $928.0 million, partially offset by proceeds from maturities and sales of marketable securities of $593.8 million and $146.0 million, respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $2.2 billion, primarily reflecting the increase in funds payable and amounts payable to customers of $2.4 billion, partially offset by an increase in the taxes paid related to net share settlement of equity awards of $204.8 million.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of Hosts and guests, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2022, we recorded a $3.4 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. For the three months ended March 31, 2021, we recorded a $72.3 million reduction in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

Contractual Obligations and Commitments

As of March 31, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2021 Annual Report.

We have various contractual obligations and commitments, such as long-term leases, purchase commitments, long-term debt, and other executory contracts, that are disclosed in the footnotes to the condensed consolidated financial statements. See Note 6, Debt, and Note 8, Commitments and Contingencies, to our condensed consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for further information regarding these commitments.

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

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition, results of operations, and cash flows.

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

Stock-Based Compensation

We have granted stock-based awards consisting primarily of stock options, restricted stock awards, and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our common stock, exercise price, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our common stock. The fair value of stock options is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur.

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

Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2022, we collect and remit lodging taxes in approximately 31,300 jurisdictions on behalf of our Hosts, and lodging taxes are primarily collected in the United States and France. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with Hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with Hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $57.3 million and $55.7 million as of December 31, 2021 and March 31, 2022, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.

We are currently involved in lawsuits brought by certain states and localities involving the payment of lodging taxes. These jurisdictions are asserting that we are liable or jointly liable with Hosts to collect and remit lodging taxes. These lawsuits are in various stages and we continue to vigorously defend these claims. We believe that the statutes at issue impose a lodging tax obligation on the person exercising the taxable privilege of providing accommodations, our Hosts. The ultimate resolution of these lawsuits cannot be determined at this time.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the first quarter of 2022 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

We enter into foreign currency derivative contracts to protect against foreign exchange risks. Presently, these hedges are primarily designed to manage foreign exchange risk associated with balances held as funds payable and amounts payable to customers and unbilled amounts for confirmed bookings under the terms of our Pay Less Upfront program. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of March 31, 2022, it would not have had a material impact on our consolidated financial statements.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

We had cash and cash equivalents of $6.9 billion and marketable securities of $2.4 billion as of March 31, 2022, which consisted of highly-liquid investment grade corporate debt securities, certificates of deposit, and U.S. government and agency bonds. As of March 31, 2022, we had an additional $6.1 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $8.8 million to our investment portfolio as of March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 8, Commitments and Contingencies – Legal and Regulatory Matters, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), except for the following risk factors which supplement the risk factors disclosed in our 2021 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in our 2021 Annual Report in conjunction with the risks and uncertainties described below, together with all of the other information in our 2021 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The material factors discussed in the 2021 Annual Report and this Quarterly Report on Form 10-Q, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Any escalation or unexpected change in circumstances in the ongoing military action between Russia and Ukraine, or sanctions, export controls, and similar measures in response to the conflict, could materially adversely affect our business, results of operations, and financial condition.

We are actively monitoring the situation in Ukraine and assessing its impact on our business. We have suspended all operations in Russia and Belarus and certain regions of Ukraine, which is not expected to have a material impact on our operating results. However, any escalation in the conflict or unexpected change in circumstances could adversely impact the demand for travel in the region or beyond and could have a material adverse impact on our business, results of operations, and financial condition.

In addition, as a result of Russia’s military action in Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including sanctions against certain individuals and entities and prohibiting or limiting certain financial and commercial transactions. Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Kingdom, the European Council and the EU Member States, the United Nations Security Council and other relevant governmental authorities. There is a risk that, despite the internal controls that we have in place, we may have inadvertently engaged in or could in the future engage in transactions inconsistent with applicable sanctions laws and that our internal controls could be less than fully effective at implementing the new and any possible future sanctions that relate to Russia’s military action in Ukraine. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2022, each of Brian Chesky, Co-Founder and Chief Executive Officer, Dave Stephenson, Chief Financial Officer and Interim Head of Global Employee Experience, Nathan Blecharczyk, Co-Founder, Chief Strategy Officer, and Chairman of Airbnb China, Aristotle Balogh, Chief Technology Officer, and Catherine Powell, Global Head of Hosting, entered into a Change in Control and Severance Agreement with the Company (the “Agreement”). The terms of the Agreement are summarized under the “Potential Payments Upon Termination or Change in Control” section of our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 22, 2022. The summary of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is included as Exhibit 10.1 hereto.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1#	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#Indicates management contract or compensatory plan.
*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Airbnb, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: May 9, 2022		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: May 9, 2022		David E. Stephenson Chief Financial Officer (Principal Financial Officer)