Form 10-Q
period 2022-06-30
Airbnb, Inc.
filed 2022-08-03
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 18, 2022, 399,166,995 shares of the registrant's Class A common stock were outstanding, 240,331,603 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•the effects of certain global events, such as current or future military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation, interest rates, the depth and duration of any recession, and other geopolitical events globally, on our business, the travel industry, travel trends, and the global economy generally;
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
•seasonality, including the return of pre-COVID-19 pandemic patterns of seasonality in 2022, and the effects of seasonal trends on our results of operations;
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
•our expectations regarding our income tax liabilities, including anticipated increases in foreign taxes, and the adequacy of our reserves;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and any subsequent filings, as well as those identified in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	As of	As of
	December 31, 2021	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$6,067,438	$7,837,992
Marketable securities	2,255,038	2,057,487
Restricted cash	14,764	14,768
Funds receivable and amounts held on behalf of customers	3,715,471	7,465,510
Prepaids and other current assets (including customer receivables of $142,519 and $204,559 and allowances of $30,870 and $34,071, respectively)	333,669	449,892
Total current assets	12,386,380	17,825,649
Property and equipment, net	156,585	118,056
Operating lease right-of-use assets	272,036	164,633
Intangible assets, net	52,308	42,426
Goodwill	652,602	649,418
Other assets, noncurrent	188,563	258,944
Total assets	$13,708,474	$19,059,126
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,361	$139,248
Operating lease liabilities, current	63,479	61,702
Accrued expenses and other current liabilities	1,558,243	1,639,842
Funds payable and amounts payable to customers	3,715,471	7,465,510
Unearned fees	903,728	1,980,863
Total current liabilities	6,359,282	11,287,165
Long-term debt	1,982,537	1,984,618
Operating lease liabilities, noncurrent	372,483	334,989
Other liabilities, noncurrent	218,459	207,329
Total liabilities	8,932,761	13,814,101
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2021 and June 30, 2022; 364,500 and 398,763 shares of Class A common stock issued and outstanding as of December 31, 2021 and June 30, 2022, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2021 and June 30, 2022; 269,024 and 240,729 shares of Class B common stock issued and outstanding as of December 31, 2021 and June 30, 2022, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2021 and June 30, 2022, respectively; zero shares of Class C common stock issued and outstanding as of December 31, 2021 and June 30, 2022; 26,000 shares of Class H common stock authorized as of December 31, 2021 and June 30, 2022; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2021 and June 30, 2022
	63	64
Additional paid-in capital	11,140,284	11,266,683
Accumulated other comprehensive loss	(6,893)	(24,030)
Accumulated deficit	(6,357,741)	(5,997,692)
Total stockholders’ equity	4,775,713	5,245,025
Total liabilities and stockholders’ equity	$13,708,474	$19,059,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,335,196	$2,104,107	$2,222,132	$3,613,044
Costs and expenses:
Cost of revenue	294,427	390,107	548,942	752,730
Operations and support	208,125	258,255	393,561	491,267
Product development	349,734	375,050	712,795	737,977
Sales and marketing	315,323	379,875	544,448	724,491
General and administrative	218,303	243,254	408,065	453,827
Restructuring charges	562	88,743	112,544	89,060
Total costs and expenses	1,386,474	1,735,284	2,720,355	3,249,352
Income (loss) from operations	(51,278)	368,823	(498,223)	363,692
Interest income	2,942	20,247	5,994	24,991
Interest expense	(6,520)	(7,483)	(428,431)	(13,247)
Other income (expense), net	(2,128)	1,524	(302,226)	(411)
Income (loss) before income taxes	(56,984)	383,111	(1,222,886)	375,025
Provision for income taxes	11,233	4,270	17,542	14,976
Net income (loss)	$(68,217)	$378,841	$(1,240,428)	$360,049
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.11)	$0.59	$(2.05)	$0.57
Diluted	$(0.11)	$0.56	$(2.05)	$0.53
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	611,739	638,407	606,380	636,869
Diluted	611,739	683,536	606,380	684,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss)	$(68,217)	$378,841	$(1,240,428)	$360,049
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities, net of tax	(165)	(2,108)	(1,121)	(6,662)
Foreign currency translation adjustments	2,372	(9,507)	(1,511)	(10,475)
Other comprehensive income (loss)	2,207	(11,615)	(2,632)	(17,137)
Comprehensive income (loss)	$(66,010)	$367,226	$(1,243,060)	$342,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2021	608,057	$61	$10,339,480	$(2,200)	$(7,177,918)	$3,159,423
Net loss	—	—	—	—	(68,217)	(68,217)
Other comprehensive income	—	—	—	2,207	—	2,207
Exercise of common stock options	5,848	1	36,061	—	—	36,062
Issuance of common stock upon settlement of RSUs, net of shares withheld	4,635	—	(7,738)	—	—	(7,738)
Issuance of common stock under employee stock purchase plan, net of shares withheld	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	246,000	—	—	246,000
Balances as of June 30, 2021	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2022	636,422	$64	$11,126,300	$(12,415)	$(6,376,533)	$4,737,416
Net income	—	—	—	—	378,841	378,841
Other comprehensive loss	—	—	—	(11,615)	—	(11,615)
Exercise of common stock options	847	—	4,821	—	—	4,821
Issuance of common stock upon settlement of RSUs, net of shares withheld	2,026	—	(132,831)	—	—	(132,831)
Issuance of common stock under employee stock purchase plan, net of shares withheld	197	—	20,330	—	—	20,330
Stock-based compensation	—	—	248,063	—	—	248,063
Balances as of June 30, 2022	639,492	$64	$11,266,683	$(24,030)	$(5,997,692)	$5,245,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	(1,240,428)	(1,240,428)
Other comprehensive loss	—	—	—	(2,632)	—	(2,632)
Exercise of common stock options	11,137	2	83,853	—	—	83,855
Issuance of common stock upon settlement of RSUs, net of shares withheld	8,206	—	(22,792)	—	—	(22,792)
Reclassification of derivative warrant liability to equity	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	(100,200)	—	—	(100,200)
Issuance of common stock under employee stock purchase plan, net of shares withheld	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	470,983	—	—	470,983
Balances as of June 30, 2021	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	633,524	$63	$11,140,284	$(6,893)	$(6,357,741)	$4,775,713
Net income	—	—	—	—	360,049	360,049
Other comprehensive loss	—	—	—	(17,137)	—	(17,137)
Exercise of common stock options	1,631	—	16,473	—	—	16,473
Issuance of common stock upon settlement of RSUs, net of shares withheld	4,140	1	(357,190)	—	—	(357,189)
Issuance of common stock under employee stock purchase plan, net of shares withheld	197	—	20,330	—	—	20,330
Stock-based compensation	—	—	446,786	—	—	446,786
Balances as of June 30, 2022	639,492	$64	$11,266,683	$(24,030)	$(5,997,692)	$5,245,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net income (loss)	$(1,240,428)	$360,049
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	73,788	55,237
Bad debt expense	9,622	20,270
Stock-based compensation expense	462,337	442,028
(Gain) loss on investments, net	(10,847)	2,852
Change in fair value of warrant liability	291,987	—
Amortization of debt discount and debt issuance costs	6,362	2,081
Noncash interest expense, net	4,879	4,979
Foreign exchange (gain) loss	(16,974)	38,241
Impairment of long-lived assets	112,545	88,749
Loss from extinguishment of debt	377,248	—
Other, net	4,417	9,904
Changes in operating assets and liabilities:
Prepaids and other assets	(52,146)	(186,718)
Operating lease right-of-use assets	19,708	18,054
Accounts payable	18,109	23,266
Accrued expenses and other liabilities	281,607	71,237
Operating lease liabilities	(22,177)	(26,811)
Unearned fees	1,075,993	1,078,321
Net cash provided by operating activities	1,396,030	2,001,739
Cash flows from investing activities:
Purchases of property and equipment	(15,358)	(11,007)
Purchases of marketable securities	(2,807,829)	(2,078,797)
Sales of marketable securities	1,172,953	581,436
Maturities of marketable securities	803,464	1,682,246
Other investing activities, net	—	(2,847)
Net cash provided by (used in) investing activities	(846,770)	171,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	$(138,924)	$(344,559)
Principal repayment of long-term debt	(1,995,000)	—
Prepayment penalty on long-term debt	(212,883)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,979,166	—
Purchases of capped calls related to convertible senior notes	(100,200)	—
Proceeds from exercise of stock options	83,855	16,473
Proceeds from the issuance of common stock under employee stock purchase plan	25,464	20,330
Change in funds payable and amounts payable to customers	4,141,754	3,957,242
Net cash provided by financing activities	3,783,232	3,649,486
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55,754)	(307,885)
Net increase in cash, cash equivalents, and restricted cash	4,276,738	5,514,371
Cash, cash equivalents, and restricted cash, beginning of period	7,668,252	9,727,289
Cash, cash equivalents, and restricted cash, end of period	$11,944,990	$15,241,660
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$11,744	$27,523
Cash paid for interest	$45,047	$6,179
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2022. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on our condensed consolidated financial statements and related notes. The results for the interim periods are not necessarily indicative of results for the full year.

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of June 30, 2022, the Company’s consolidated VIEs were not material to the condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

As the impact of the coronavirus disease (“COVID-19”) pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

Recently Adopted Accounting Standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for public entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the standard during the first quarter of 2022, which did not have an impact on the Company's condensed consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of equity securities that are subject to a contractual sale restriction as well as includes specific disclosure requirements for such equity securities. The standard is effective for public entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact on the Company’s consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

Revision of Previously Issued Financial Statements

The condensed consolidated statements of cash flows for the six months ended June 30, 2021 has been revised to correct for errors identified by management during the preparation of the financial statements for the three months ended March 31, 2022. The errors understated cash flows from operating activities by $110 million and overstated the cash flows from financing activities by $118 million for the six months ended June 30, 2021, and the ending balance of cash, cash equivalents, and restricted cash, by $8 million for the period ended June 30, 2021. Management has determined that these errors did not result in the previously issued financial statements being materially misstated. These errors primarily related to the timing of tax payments from the net settlement of equity awards at the initial public offering in December 2020. In particular, in 2020, the Company reported $1.7 billion of cash used in financing activities to cover taxes paid related to the net share settlement of its equity awards that vested upon the initial public offering. However, approximately $123 million of this amount was actually remitted to taxing authorities in foreign jurisdictions in 2021, of which $116 million was remitted during the six months ended June 30, 2021. This had no impact on the Company’s condensed consolidated financial statements outside of the presentation in the condensed consolidated statements of cash flow and did not affect the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of stockholders’ equity.

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in thousands):

	As of
	December 31, 2021	June 30, 2022
Cash and cash equivalents	$6,067,438	$7,837,992
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	3,645,087	7,388,900
Restricted cash	14,764	14,768
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$9,727,289	$15,241,660

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	June 30, 2022
Indirect taxes payable	$309,616	$473,894
Compensation and related benefits	415,626	307,126
Indirect tax reserves	182,796	190,198
Gift card liability	98,129	102,187
Other	552,076	566,437
Total accrued expenses and other current liabilities	$1,558,243	$1,639,842

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Reductions to revenue	$33,498	$67,341	$59,354	$112,293
Charges to operations and support	12,689	22,311	27,498	44,041
Charges to sales and marketing expense	12,342	14,635	22,117	25,108
Total payments made to customers	$58,529	$104,287	$108,969	$181,442

Note 4. Investments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	As of December 31, 2021				Classification as of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$395,351	$—	$—	$395,351	$31,117	$364,234	$—
Government bonds(1)	850	13	—	863	—	863	—
Commercial paper	1,156,963	—	—	1,156,963	163,959	993,004	—
Corporate debt securities	917,718	220	(3,147)	914,791	41,439	862,901	10,451
Mortgage-backed and asset-backed securities	34,019	338	(321)	34,036	—	34,036	—
Total	$2,504,901	$571	$(3,468)	$2,502,004	$236,515	$2,255,038	$10,451

(1)Includes U.S. government and government agency debt securities

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of June 30, 2022				Classification as of June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$571,218	$—	$—	$571,218	$11,500	$559,718	$—
Government bonds(1)	850	—	(24)	826	—	826	—
Commercial paper	1,057,708	—	(5)	1,057,703	288,510	769,193	—
Corporate debt securities	746,904	6	(7,195)	739,715	31,976	697,274	10,465
Mortgage-backed and asset-backed securities	32,803	1	(2,328)	30,476	—	30,476	—
Total	$2,409,483	$7	$(9,552)	$2,399,938	$331,986	$2,057,487	$10,465

(1)Includes U.S. government and government agency debt securities

As of December 31, 2021 and June 30, 2022, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Before reclassifications of gains and losses from accumulated other comprehensive income (loss) on the condensed consolidated balance sheets to other income (expense), net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three and six months ended June 30, 2021 and 2022, were not material. Realized gains and losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net were not material for the three and six months ended June 30, 2021 and 2022.

Debt securities in an unrealized loss position had an estimated fair value of $801.5 million and unrealized losses of $3.5 million as of December 31, 2021, and an estimated fair value of $734.5 million and unrealized losses of $9.5 million as of June 30, 2022. An immaterial amount of securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2021, and $46.2 million of securities were in a continuous unrealized loss position for more than twelve months as of June 30, 2022.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	As of June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$2,248,257	$2,244,780
Due in one year to five years	138,551	134,770
Due within five to ten years	20,332	18,110
Due beyond ten years	2,343	2,278
Total	$2,409,483	$2,399,938

Equity Investments

Gains and Losses on Marketable Equity Investments

During the six months ended June 30, 2021, the marketable equity investments were sold, and the Company realized a net loss of $14.3 million in other income (expense), net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75.0 million as of both December 31, 2021 and June 30, 2022, and are classified within other assets, noncurrent on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges for the three and six months ended June 30, 2021 and 2022. As of December 31, 2021 and June 30, 2022, the cumulative downward adjustments for observable price changes and impairment were $56.2 million.

Investments Accounted for Under the Equity Method

As of December 31, 2021 and June 30, 2022, the carrying values of the Company’s equity method investments were $17.4 million and $14.6 million, respectively. The Company recorded unrealized losses of $1.3 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $2.8 million for the three and six months ended June 30, 2022, respectively, within other income (expense), net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. The Company recorded no impairment charges related to the carrying value of equity method investments for the three and six months ended June 30, 2021 and 2022.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,923,184	$—	$—	$1,923,184
Certificates of deposit	31,117	—	—	31,117
Commercial paper	—	163,959	—	163,959
Corporate debt securities	—	41,439	—	41,439
	1,954,301	205,398	—	2,159,699
Marketable securities:
Certificates of deposit	364,234	—	—	364,234
U.S. government and government agency debt securities	—	863	—	863
Commercial paper	—	993,004	—	993,004
Corporate debt securities	—	862,901	—	862,901
Mortgage-backed and asset-backed securities	—	34,036	—	34,036
	364,234	1,890,804	—	2,255,038
Funds receivable and amounts held on behalf of customers:
Money market funds	466,319	—	—	466,319
Prepaids and other current assets:
Foreign exchange derivative assets	—	25,918	—	25,918
Other assets, noncurrent:
Corporate debt securities	—	—	10,451	10,451
Total assets at fair value	$2,784,854	$2,122,120	$10,451	$4,917,425
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10,280	$—	$10,280
Total liabilities at fair value	$—	$10,280	$—	$10,280

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$3,575,350	$—	$—	$3,575,350
Certificates of deposit	11,500	—	—	11,500
Commercial paper	—	288,510	—	288,510
Corporate debt securities	—	31,976	—	31,976
	3,586,850	320,486	—	3,907,336
Marketable securities:
Certificates of deposit	559,718	—	—	559,718
U.S. government and government agency debt securities	—	826	—	826
Commercial paper	—	769,193	—	769,193
Corporate debt securities	—	697,274	—	697,274
Mortgage-backed and asset-backed securities	—	30,476	—	30,476
	559,718	1,497,769	—	2,057,487
Funds receivable and amounts held on behalf of customers:
Money market funds	619,283	—	—	619,283
Prepaids and other current assets:
Foreign exchange derivative assets	—	54,253	—	54,253
Other assets, noncurrent:
Corporate debt securities	—	—	10,465	10,465
Total assets at fair value	$4,765,851	$1,872,508	$10,465	$6,648,824
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$13,457	$—	$13,457
Total liabilities at fair value	$—	$13,457	$—	$13,457

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Balance, beginning of period	$11,477	$10,511	$11,490	$10,451
Changes in unrealized gains or losses included in other comprehensive income (loss) related to investments held at the reporting date	—	(46)	(13)	14
Balance, end of period	$11,477	$10,465	$11,477	$10,465

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2021 and 2022.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement, as defined in Note 6, Debt, which resulted in a change in classification from liability to equity, on March 30, 2021 (the “Modification Date”). The Company recorded a marked-to-market charge of $292.0 million through the first quarter of 2021, which was recorded in other income (expense), net on the condensed consolidated statements of operations. Subsequent to the Modification Date, the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 6, Debt, for additional information.

Derivatives Not Designated as Hedging Instruments

As of December 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.9 million and $10.3 million, respectively, with the aggregate notional amount totaling $2.4 billion. As of June 30, 2022, the fair value of foreign exchange derivative assets and liabilities totaled $54.3 million and $13.5 million, respectively, with the aggregate notional amount totaling $2.1 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded total net realized gains (losses) of $(8.3) million and $27.2 million for the three months ended June 30, 2021 and 2022, respectively, and $(23.6) million and $40.1 million for the six months ended June 30, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company recorded total net unrealized gains (losses) of $(4.5) million and $49.1 million for the three months ended June 30, 2021 and 2022, respectively, and $35.4 million and $25.2 million for the six months ended June 30, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.

The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.3 million, resulting in net derivative assets of $15.6 million. As of June 30, 2022, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $13.5 million, resulting in net derivative assets of $40.8 million.

Note 6. Debt

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31, 2021		June 30, 2022
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Convertible senior notes due March 2026	$2,000,000	0.2%	$2,000,000	0.2%
Less: Unamortized debt discount and debt issuance costs	(17,463)		(15,382)
Total long-term debt	$1,982,537		$1,984,618

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

The 2026 Notes are convertible at the option of the holders before December 15, 2025 only upon the occurrence of certain events, and from and after December 15, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding March 15, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.

Debt issuance costs related to the 2026 Notes totaled $20.8 million and were composed of commissions payable to the initial purchasers and third-party offering costs. Debt issuance costs are amortized to interest expense using the effective interest method over the contractual term. The Company recorded interest expense of $1.0 million and $1.1 million for the three months ended June 30, 2021 and 2022, respectively, and $1.3 million and $2.1 million for the six months ended June 30, 2021 and 2022, respectively, for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of June 30, 2022, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of June 30, 2022, the total estimated fair value of the 2026 Notes was $1.7 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

In connection with the Second Lien Loan, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be paid in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $116.6 million and was recorded as a liability in accrued expenses and other current liabilities on the condensed consolidated balance sheet with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability was remeasured to fair value at each reporting date as long as the warrants remained outstanding and unexercised with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million. The Company amended the anti-dilution feature in the warrant agreements on March 30, 2021, which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other income (expense), net during the first quarter of 2021. The liability balance of $1.3 billion was then reclassified to equity as the amended warrants met the requirements for equity classification.

2020 Credit Facility

On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2022. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2021 and June 30, 2022, and outstanding letters of credit totaled $15.9 million and $28.5 million as of December 31, 2021 and June 30, 2022, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operations and support	$14,236	$16,914	$25,648	$28,609
Product development	143,812	144,932	287,527	262,808
Sales and marketing	24,064	29,118	49,965	50,325
General and administrative	50,728	56,164	99,185	100,278
Restructuring charges	23	(23)	12	8
Stock-based compensation expense	$232,863	$247,105	$462,337	$442,028

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Expected dividend yield	—	—	—	—
Expected volatility	44.9%	48.6%	44.9%	48.6%
Expected term (years)	8.0	6.1	8.0	6.1
Risk-free interest rate	1.5%	2.2%	1.5%	2.2%

A summary of stock option and restricted stock unit (“RSU”) activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2021	81,365	24,122	$19.69	36,789	$61.22
Granted	(7,346)	635	167.00	6,711	158.82
Increase in shares available for grant	31,675	—	—	—	—
Shares withheld for taxes	2,512	—	—	(2,512)	76.20
Exercised/Vested	—	(1,631)	10.10	(4,140)	77.52
Canceled	1,973	(240)	80.57	(1,733)	92.75
As of June 30, 2022	110,179	22,886	$23.82	35,115	$75.35

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2022	22,886	$23.82	3.40	$1,591,785
Options exercisable as of June 30, 2022	20,081	$15.41	2.69	$1,499,461

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to the Company’s restricted stock awards (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock awards as of December 31, 2021	632	$62.32
Issued	—	—
Vested	(77)	62.48
Unvested restricted stock awards as of June 30, 2022	555	$62.30

Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Company recorded stock-based compensation expense related to the ESPP of $32.5 million and $8.5 million for the three months ended June 30, 2021 and 2022, respectively, and $64.8 million and $13.9 million for the six months ended June 30, 2021 and 2022, respectively.

During the three and six months ended June 30, 2021, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $57.80 per share, resulting in net cash proceeds of $25.5 million. During the three and six months ended June 30, 2022, 0.2 million shares of common stock were purchased under the ESPP at a weighted-average price of $103.23 per share, resulting in net cash proceeds of $20.3 million.

Note 8. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of June 30, 2022, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Extenuating Circumstances Policy

In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides customers with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support Hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250 million for Hosts, and had a remaining reserve balance of $45.8 million as of June 30, 2022. The reservations eligible for this $250.0 million Host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to Hosts, that were not material for the three and six months ended June 30, 2021 and 2022, in its condensed consolidated statement of operations.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2022, the Company collects and remits Lodging Taxes in approximately 31,300 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2021 and June 30, 2022, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $180.8 million and $268.6 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2021 and June 30, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $57.3 million and $59.4 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers , disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Hosts. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

As of December 31, 2021 and June 30, 2022, the Company accrued a total of $124.2 million and $129.6 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and transactional taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $140.0 million to $160.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2021 and June 30, 2022, the Company accrued a total of $33.6 million and $34.1 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $11.2 million and $4.3 million for the three months ended June 30, 2021 and 2022, respectively, and $17.5 million and $15.0 million for the six months ended June 30, 2021 and 2022, respectively. Tax expense for all periods was primarily driven by current tax on foreign earnings.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 10. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss) attributable to Class A and Class B common stockholders	$(68,217)	$378,841	$(1,240,428)	$360,049
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	611,739	638,407	606,380	636,869
Diluted	611,739	683,536	606,380	684,148
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.11)	$0.59	$(2.05)	$0.57
Diluted	$(0.11)	$0.56	$(2.05)	$0.53

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

There were no preferred dividends declared or accumulated for the three and six months ended June 30, 2021 and 2022. As of June 30, 2021, RSUs to be settled in 12.0 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of June 30, 2021, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of June 30, 2022, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of June 30, 2022, 0.5 million shares of restricted stock awards were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
2026 Notes(1)	11,086	—	11,086	—
Warrants	7,935	—	7,935	—
Escrow shares	74	74	74	74
Stock options	30,764	1,129	30,764	707
RSUs	44,103	10,396	44,103	7,424
Restricted stock awards	170	—	170	—
ESPP	538	—	538	—
Total	94,670	11,599	94,670	8,205

(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
United States	$769,100	$1,023,657	$1,279,886	$1,795,796
International (1)	566,096	1,080,450	942,246	1,817,248
Total revenue	$1,335,196	$2,104,107	$2,222,132	$3,613,044

(1)No individual international country represented 10% or more of the Company’s total revenue for three and six months ended June 30, 2021 and 2022.

Note 12. Restructuring

During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. Cumulative restructuring charges as of June 30, 2022 were $353.2 million. As of June 30, 2022, the remaining liability for restructuring costs was not material.

In the second quarter of 2022, the Company announced it would shift to a remote work model, allowing its employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, the Company recorded a restructuring charge of $88.7 million during the three months ended June 30, 2022, which includes $80.3 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8.4 million of related leasehold improvements. Restructuring charges for the six months ended June 30, 2022, were $89.1 million.

For the three and six months ended June 30, 2021, the Company incurred $0.6 million and $112.5 million in restructuring charges, which primarily includes $75.3 million related to impairments of operating lease right-of-use assets and $37.2 million related to impairments of leasehold improvements.
Note 13. Subsequent Events

On August 1, 2022, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock at management’s discretion (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2021 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and any subsequent filings, as well as those identified in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We operate a global marketplace, where Hosts offer guests stays and experiences on our platform. Our business model relies on the success of Hosts and guests (collectively referred to as “customers”) who join our community and generate consistent bookings over time. As Hosts become more successful on our platform and as guests return over time, we benefit from the recurring activity of our community.

Impact of COVID-19 and Macroeconomic Conditions on our Business

In response to the outbreak of the novel strain of the coronavirus disease (“COVID-19”) in the first half of 2020, as well as subsequent outbreaks driven by new variants of COVID-19, governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, social distancing, shelter-in-place orders, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions.

Throughout 2021, we continued to face lower demand for long distance travel and overall depressed Nights and Experiences Booked compared to 2019. However, in 2022, we have seen significant growth with Nights and Experiences Booked exceeding 2019 levels for the same period. While COVID-19 still plagues the world, for the three months ended June 30, 2022, Gross Booking Value (“GBV”) and revenue were $17.0 billion and $2.1 billion, respectively, which were both higher compared to the same periods in 2021, 2020 and 2019 (pre-COVID-19 pandemic).The trends in our recovery continue to vary by region due to a variety of factors, including the emergence of COVID-19 variants, vaccination rates, COVID-19 caseloads and associated travel restrictions, as well as historical cross-border compared to domestic travel dependence. In the second quarter of 2022, we saw strength in all regions relative to the same period in 2021 and growth in nights booked in EMEA and Asia Pacific compared to the first quarter of 2022.

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

As we look forward, we recognize the challenging macroeconomic conditions, including inflation, depressed consumer spending and the strengthening of the U.S. dollar. To date, these conditions have not had a material impact on our business, results of operations, cash flows, or financial condition; however, the impact in the future of these macroeconomic events on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

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

In the second quarter of 2022, we had 103.7 million Nights and Experiences Booked, a 25% increase from 83.1 million in the same prior year period, and a 24% increase compared to the second quarter of 2019 (pre-COVID-19 pandemic). For the six months ended June 30, 2022, we had 205.8 million Nights and Experiences Booked, a 40% increase from 147.5 million in the same prior year period, and a 25% increase compared to the same period of 2019 (pre-COVID-19 pandemic). Nights and Experiences Booked grows as we attract new customers to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels largely driven by stronger results in North America, EMEA and Latin America, where we continued to see resilience in domestic and short-distance travel, as well as improvement in both longer-distance and cross border travel during the first half of 2022.

Gross Booking Value

GBV represents the dollar value of bookings on our platform in a period and is inclusive of Host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations that occurred during that period. The timing of recording GBV and any related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Experiences Booked” above. Revenue from the booking is recognized upon check-in; accordingly, GBV is a leading indicator of revenue. The entire amount of a booking is reflected in GBV during the quarter in which booking occurs, whether the guest pays the entire amount of the booking upfront or elects to use our Pay Less Upfront program. Growth in GBV reflects our ability to attract and retain customers and reflects growth in Nights and Experiences Booked.

In the second quarter of 2022, our GBV was $17.0 billion, a 27% increase from $13.4 billion in the same prior year period. For the six months ended June 30, 2022, our GBV was $34.1 billion, a 44% increase from $23.7 billion in the same prior year period. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked. The travel recovery we are experiencing has been dominated by our higher average daily rate (“ADR”) regions—North America and Europe, in particular, whereas Asia Pacific, one of our lowest ADR regions, remains depressed. Similar to Nights and Experiences Booked, our GBV improvement was largely driven by stronger bookings in North America, EMEA and Latin America, in particular with resilience in domestic and short-distance travel. On a constant currency basis, the increase in GBV was 34% and 50% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss)	$(68,217)	$378,841	$(1,240,428)	$360,049
Adjusted EBITDA	$217,394	$711,124	$158,756	$940,270

Net cash provided by operating activities	$789,654	$799,747	$1,396,030	$2,001,739
Free Cash Flow	$782,002	$794,699	$1,380,672	$1,990,732

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

For the three months ended June 30, 2022, Adjusted EBITDA was $711.1 million compared to $217.4 million in the same prior year period. This favorable change was due to our record high revenue combined with continued cost management.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss) (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,335,196	$2,104,107	$2,222,132	$3,613,044

Net income (loss)	$(68,217)	$378,841	$(1,240,428)	$360,049
Adjusted to exclude the following:
Provision for income taxes	11,233	4,270	17,542	14,976
Other income (expense), net	2,128	(1,524)	302,226	411
Interest expense	6,520	7,483	428,431	13,247
Interest income	(2,942)	(20,247)	(5,994)	(24,991)
Depreciation and amortization	35,536	26,005	73,788	55,237
Stock-based compensation expense(1)	232,840	247,128	462,325	442,020
Acquisition-related impacts	(741)	(22,800)	7,248	(11,400)
Net changes in lodging tax reserves	475	3,225	1,074	1,661
Restructuring charges	562	88,743	112,544	89,060
Adjusted EBITDA	$217,394	$711,124	$158,756	$940,270
Adjusted EBITDA as a percentage of revenue	16%	34%	7%	26%

(1)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives, including continuous investment in our business, growth through acquisitions, and strengthening our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

For the three months ended June 30, 2022, Free Cash Flow was $794.7 million, representing 38% of revenue, compared to $782.0 million, representing 59% of revenue, for the three months ended June 30, 2021. The increase was primarily driven by revenue growth, margin expansion and significant growth in unearned fees. Due to seasonality, the first half of the year typically benefits from working capital as unearned fees are generated by bookings, but not recognized as revenue until future periods when guests check-in.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by operating activities (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,335,196	$2,104,107	$2,222,132	$3,613,044

Net cash provided by operating activities	$789,654	$799,747	$1,396,030	$2,001,739
Purchases of property and equipment	(7,652)	(5,048)	(15,358)	(11,007)
Free Cash Flow	$782,002	$794,699	$1,380,672	$1,990,732
Free Cash Flow as a percentage of revenue	59%	38%	62%	55%
Other cash flow components:
Net cash provided by (used in) investing activities	$325,516	$368,001	$(846,770)	$171,031
Net cash provided by financing activities	$2,327,706	$1,445,967	$3,783,232	$3,649,486

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA. Our business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. Our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and lower sequential level of Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme.

We have seen COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we have seen COVID-19 distort the historical patterns of seasonality in 2020 and to a lesser extent, the first half of 2021 as a result of travel restrictions and changing travel preferences relating to the pandemic, we are seeing pre-pandemic patterns of seasonality return in 2022.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,335,196	$2,104,107	$2,222,132	$3,613,044
Costs and expenses:
Cost of revenue	294,427	390,107	548,942	752,730
Operations and support(1)	208,125	258,255	393,561	491,267
Product development(1)	349,734	375,050	712,795	737,977
Sales and marketing(1)	315,323	379,875	544,448	724,491
General and administrative(1)	218,303	243,254	408,065	453,827
Restructuring charges(1)	562	88,743	112,544	89,060
Total costs and expenses	1,386,474	1,735,284	2,720,355	3,249,352
Income (loss) from operations	(51,278)	368,823	(498,223)	363,692
Interest income	2,942	20,247	5,994	24,991
Interest expense	(6,520)	(7,483)	(428,431)	(13,247)
Other income (expense), net	(2,128)	1,524	(302,226)	(411)
Income (loss) before income taxes	(56,984)	383,111	(1,222,886)	375,025
Provision for income taxes	11,233	4,270	17,542	14,976
Net income (loss)	$(68,217)	$378,841	$(1,240,428)	$360,049

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operations and support	$14,236	$16,914	$25,648	$28,609
Product development	143,812	144,932	287,527	262,808
Sales and marketing	24,064	29,118	49,965	50,325
General and administrative	50,728	56,164	99,185	100,278
Restructuring charges	23	(23)	12	8
Stock-based compensation expense	$232,863	$247,105	$462,337	$442,028

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	22	19	25	21
Operations and support	16	12	18	14
Product development	26	18	32	20
Sales and marketing	24	18	25	20
General and administrative	16	12	18	13
Restructuring charges	—	3	4	2
Total costs and expenses	104	82	122	90
Income (loss) from operations	(4)	18	(22)	10
Interest income	—	—	—	—
Interest expense	—	—	(19)	—
Other income (expense), net	—	—	(14)	—
Income (loss) before income taxes	(4)	18	(55)	10
Provision for income taxes	1	—	1	—
Net income (loss)	(5)%	18%	(56)%	10%

Comparison of the Three and Six Months Ended June 30, 2022 with the Same Periods in 2021

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Revenue	$1,335,196	$2,104,107	58%	$2,222,132	$3,613,044	63%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Revenue increased $768.9 million, or 58%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to a 25% increase in Nights and Experiences Booked combined with higher ADRs. On a constant currency basis, revenue increased 64% compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Revenue increased $1.4 billion, or 63%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to a 40% increase in Nights and Experiences Booked combined with higher ADRs. On a constant currency basis, revenue increased 68% compared to the six months ended June 30, 2021.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$294,427	$390,107	32%	$548,942	$752,730	37%
Percentage of revenue	22%	19%		25%	21%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased $95.7 million, or 32%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase in merchant fees of $87.2 million largely due to an increase in pay-in volumes, an increase in data hosting service costs of $7.2 million, and $5.8 million in chargebacks, partially offset by a decrease of $7.3 million in amortization expense for internally developed software and acquired technology. Cost of revenue as a percent of revenue decreased to 19% for the three months ended June 30, 2022, compared to 22% in the same period in the prior year, primarily due to growth in revenue outpacing growth in cost of revenue as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased $203.8 million, or 37%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase in merchant fees of $180.0 million largely due to an increase in pay-in volumes, an increase in data hosting service costs of $16.2 million due to an increase in on-demand costs and reserved instances, and $13.9 million in chargebacks, partially offset by a decrease of $16.7 million in amortization expense for internally developed software and acquired technology. Cost of revenue as a percent of revenue decreased to 21% for the six months ended June 30, 2022, compared to 25% in the same period in the prior year, primarily due to growth in revenue outpacing growth in cost of revenue as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Operations and support	$208,125	$258,255	24%	$393,561	$491,267	25%
Percentage of revenue	16%	12%		18%	14%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Operations and support expense increased $50.1 million, or 24%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $37.5 million increase in third-party community support personnel and customer relations costs, and an $8.2 million increase in insurance costs due to a higher Host Liability Insurance (“HLI”) premium resulting from higher overall nights and a higher premium rate. Operations and support expense as a percent of revenue decreased to 12% for the three months ended June 30, 2022, compared to 16% in the same period in the prior year, primarily due to growth in revenue outpacing growth in operations and support expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Operations and support expense increased $97.7 million, or 25%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $68.5 million increase in third-party community support personnel and customer relations costs, a $16.9 million increase in insurance costs due to a higher HLI premium resulting from higher overall nights and a higher premium rate, and a $8.0 million increase in payroll-related expenses due to growth in headcount and increase in compensation. Operations and support expense as a percent of revenue decreased to 14% for the six months ended June 30, 2022, compared to 18% in the same period in the prior year, primarily due to growth in revenue outpacing growth in operations and support expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Product development	$349,734	$375,050	7%	$712,795	$737,977	4%
Percentage of revenue	26%	18%		32%	20%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Product development expense increased $25.3 million, or 7%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $20.9 million increase in payroll-related expenses due to growth in headcount and increase in compensation, and a $4.1 million increase in third-party service providers. Product development expense as a percent of revenue decreased to 18% for the three months ended June 30, 2022, from 26% for the same period in the prior year, primarily due to growth in revenue outpacing growth in product development expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Product development expense increased $25.2 million, or 4%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $13.2 million increase in third-party service providers for contingent worker and consultant support for infrastructure projects, quality assurance services and support of new product rollouts, including AirCover, a $4.8 million increase in payroll-related expenses (which reflects a large offsetting decrease of $24.7 million from stock-based compensation and associated employer taxes due to a lower employee stock purchase plan expense), and a $1.7 million increase in outside services. Product development expense as a percent of revenue decreased to 20% for the six months ended June 30, 2022, from 32% for the same period in the prior year, primarily due to growth in revenue outpacing growth in product development expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Brand and performance marketing	$208,900	$282,621	35%	$328,109	$513,060	56%
Field operations and policy	106,423	97,254	(9)%	216,339	211,431	(2)%
Total sales and marketing	$315,323	$379,875	20%	$544,448	$724,491	33%
Percentage of revenue	24%	18%		25%	20%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Sales and marketing expense increased $64.6 million, or 20%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $32.1 million increase in search engine marketing and advertising spend, and a $26.6 million increase in marketing activities associated with our Made Possible by Hosts, Strangers, AirCover, and Categories marketing campaigns and launches, an $8.6 million increase in payroll-related expenses, and a $7.5 million increase in third-party service provider expenses. Total field operations and policy expense decreased $9.2 million, primarily driven by a decrease of $22.8 million related to the changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019, partially offset by increases in third-party service provider expenses and payroll-related expenses due to growth in headcount and increase in compensation. Sales and marketing expense as a percent of revenue decreased to 18% for the three months ended June 30, 2022, from 24% for the same period in the prior year, primarily due to growth in revenue outpacing growth in sales and marketing expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Sales and marketing expense increased $180.0 million, or 33%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to a $88.7 million increase in marketing activities associated with our Made Possible by Hosts, Strangers, AirCover, and Categories marketing campaigns and launches, a $68.4 million increase in search engine marketing and advertising spend, and a $14.4 million increase in third-party service provider expenses. Total field operations and policy expense decreased $4.9 million, primarily driven by a decrease of $11.4 million related to the changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019, partially offset by an increase in payroll-related expenses due to growth in headcount and increase in compensation. Sales and marketing expense as a percent of revenue decreased to 20% for the six months ended June 30, 2022, from 25% for the same period in the prior year, primarily due to growth in revenue outpacing growth in sales and marketing expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
General and administrative	$218,303	$243,254	11%	$408,065	$453,827	11%
Percentage of revenue	16%	12%		18%	13%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

General and administrative expense increased $25.0 million, or 11%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase in other business and operational taxes of $14.8 million, largely related to the increase in revenue, an $8.9 million increase in payroll related expenses, an $8.7 million increase in bad debt expense, and an increase of $1.4 million in expensed software and equipment maintenance. These increases were partially offset by an $18.2 million decrease in legal contingency and payout expense. General and administrative expense as a percent of revenue decreased to 12% for the three months ended June 30, 2022, from 16% for the same period in the prior year, primarily due to growth in revenue outpacing growth in general and administrative expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

General and administrative expense increased $45.8 million, or 11%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase in other business and operational taxes of $23.8 million, largely related to the increase in revenue, a $14.3 million increase in professional services expenses, primarily due to audit and tax fees, a $10.7 million increase in bad debt expenses, and a $10.0 million charitable contribution to Airbnb.org to support Ukrainian refugees. These increases were partially offset by an $18.6 million decrease in legal contingency and payout expense. General and administrative expense as a percent of revenue decreased to 13% for the six months ended June 30, 2022, from 18% for the same period in the prior year, primarily due to growth in revenue outpacing growth in general and administrative expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Restructuring Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Restructuring charges	$562	$88,743	*	$112,544	$89,060	(21)%
Percentage of revenue	—%	3%		4%	2%
*Not meaningful

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Restructuring charges totaled $0.6 million and $88.7 million for the three months ended June 30, 2021 and 2022, respectively. In the second quarter of 2022, we announced our shift to a remote work model, allowing our employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded a restructuring charge of $88.7 million during the three months ended June 30, 2022, which includes $80.3 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8.4 million of related leasehold improvements.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Restructuring charges totaled $112.5 million and $89.1 million for the six months ended June 30, 2021 and 2022, respectively, which resulted from our May 2020 restructuring announcement that included a reduction in workforce resulting in restructuring charges that primarily included severance and other employee-related costs, lease impairments, and contract amendments and terminations. In March 2021, we ceased use of a leased office and made the office available for sublease resulting in an additional lease impairment. In the second quarter of 2022, we announced our shift to a remote work model, allowing our employees to work from anywhere in the country they currently work. As a result, we recorded a restructuring charge of $88.7 million during the second quarter of 2022, which includes $80.3 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8.4 million of related leasehold improvements.

Interest Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Interest income	$2,942	$20,247	588%	$5,994	$24,991	317%
Percentage of revenue	—%	—%		—%	—%
Interest expense	$(6,520)	$(7,483)	15%	$(428,431)	$(13,247)	(97)%
Percentage of revenue	—%	—%		(19)%	—%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Interest income increased $17.3 million, or 588%, for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds. Interest expense increased $1.0 million for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to higher fees, which includes letter of credit and revolving credit facility fees.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Interest income increased $19.0 million, or 317%, for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $415.2 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to Note 6, Debt, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for additional information.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Other income (expense), net	$(2,128)	$1,524	172%	$(302,226)	$(411)	100%
Percentage of revenue	—%	—%		(14)%	—%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Other income (expense), net increased $3.7 million for the three months ended June 30, 2022, compared to the same period in the prior year, primarily driven by a change from a foreign exchange loss to a gain.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Other income (expense), net increased $301.8 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily driven by $292.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan in the prior year, which were reclassified to equity and no longer require fair value remeasurement.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Provision for income taxes	$11,233	$4,270	(62)%	$17,542	$14,976	(15)%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

The provision for income taxes decreased $7.0 million for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to the inclusion of the U.S. jurisdictions in the annualized effective tax rate ("AETR"). Due to available U.S. tax attributes, the U.S. tax rate is significantly lower than the expected tax rate, and thus reduces the global estimated tax rate applied to consolidated year-to-date income. We anticipate that our foreign taxes will increase year over year.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

The provision for income taxes decreased $2.6 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to the inclusion of the U.S. jurisdictions in the AETR. Due to available U.S. tax attributes, the U.S. tax rate is significantly lower than the expected tax rate, and thus reduces the global estimated tax rate applied to consolidated year-to-date income. We anticipate that our foreign taxes will increase year over year.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $9.9 billion. As of June 30, 2022, cash and cash equivalents totaled $7.8 billion, which included $1.6 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2022, marketable securities totaled $2.1 billion. Marketable securities primarily consist of commercial paper, highly-liquid investment grade corporate debt securities, and certificates of deposit. These amounts do not include funds of $7.5 billion as of June 30, 2022 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

On August 1, 2022, our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding capital expenditures, debt repayments, share repurchases, and platform and systems transformation initiatives. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows.

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

The 2026 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances:

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2022
Net cash provided by operating activities	$1,396,030	$2,001,739
Net cash provided by (used in) investing activities	(846,770)	171,031
Net cash provided by financing activities	3,783,232	3,649,486
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55,754)	(307,885)
Net increase in cash, cash equivalents, and restricted cash	$4,276,738	$5,514,371

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $2.0 billion. Our net income for the six months ended June 30, 2022 was $360.0 million, adjusted for non-cash charges, primarily consisting of $442.0 million of stock-based compensation expense and impairment of long-lived assets of $88.7 million. Additional cash was provided by changes in working capital, including a $1.1 billion increase in unearned fees resulting from significantly higher bookings.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $171.0 million, which was primarily from the proceeds from maturities and sales of marketable securities of $1.7 billion and $581.4 million, respectively, partially offset by the purchases of marketable securities of $2.1 billion.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $3.6 billion, primarily reflecting the increase in funds payable and amounts payable to customers of $4.0 billion resulting from significantly higher bookings, partially offset by an increase in the taxes paid related to net share settlement of equity awards of $344.6 million.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2021, and 2022, we recorded reductions of $55.8 million and $307.9 million, respectively in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

Contractual Obligations and Commitments

As of June 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2021 Annual Report.

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

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2021 Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition, results of operations, and cash flows.

Revenue Recognition

We generate substantially all of our revenue from facilitating guest stays at accommodations offered by Hosts on the Airbnb platform. We consider both Hosts and guests to be our customers. Our revenue is composed of service fees from our customers. Our single performance obligation is identified as the facilitation of a stay, which occurs upon the completion of a check-in event. Revenue is recognized at a point in time when the performance obligation is satisfied upon check-in.

Revenue is presented net of certain payments we make to customers as part of our referral programs and marketing promotions, collectively referred to as our incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds. We encourage the use of our platform and attract new customers through our incentive programs. Under the referral program, the referring party (“referrer”) earns a coupon when the new customer completes their first stay on our platform. We record the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Through marketing promotions, we issue customer coupon credits to encourage the use of our platform. After a customer redeems such incentives, we record a reduction to revenue at the date we record the corresponding revenue transaction. From time to time, we issue refunds to customers in the form of cash or credits to be applied toward a future booking. We reduce the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. These refunds are recorded as a reduction to revenue.

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

Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2022, we collect and remit lodging taxes in approximately 31,300 jurisdictions on behalf of our Hosts, and lodging taxes are primarily collected in the United States and France. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with Hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with Hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $57.3 million and $59.4 million as of December 31, 2021 and June 30, 2022, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.

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

For the six months ended June 30, 2021, we recorded a restructuring charge of $112.5 million, which included $75.3 million of ROU asset impairment charges and $37.2 million leasehold improvements impairment charges within restructuring charges in the condensed consolidated statement of operations. In the second quarter of 2022, we announced our shift to a remote work model, allowing our employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded a restructuring charge of $88.7 million during the three months ended June 30, 2022, which includes $80.3 million relating to an impairment of both domestic and international operating lease ROU assets, and $8.4 million of related leasehold improvements. Restructuring charges for the six months ended June 30, 2022 were $89.1 million.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the second quarter of 2022 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Mexican Peso, and Brazilian Real. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of June 30, 2022, it would have resulted in a loss of approximately $9.9 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

We had cash and cash equivalents of $7.8 billion and marketable securities of $2.1 billion as of June 30, 2022, which primarily consisted of commercial paper, highly-liquid investment grade corporate debt securities, and certificates of deposit. As of June 30, 2022, we had an additional $7.5 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $16.7 million to our investment portfolio as of June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except for the following risk factors which supplement the risk factors disclosed in the reports referenced above. Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the reports referenced above in conjunction with the risks and uncertainties described below, together with all of the other information in such reports and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions of the Tax Cuts and Jobs Act, such as limitations on the deduction of net operating losses and interest. The United States government may enact further significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income or significant changes to the taxation of income derived from international operations. The likelihood of these changes being enacted or implemented is unclear. In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a 2017 law requires short-term rental platforms that process payments to collect and remit Host income tax and tourist tax, amongst other obligations. Airbnb has challenged this law before the Italian courts and the Court of Justice of the EU (the “CJEU”), but if we are unsuccessful this will lead to further compliance and potentially significant prior and future tax obligations. In July 2022, the Advocate General for the CJEU issued an advisory opinion finding that European law does not prohibit member states from passing legislation requiring short term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative (on which the 2017 law and the withholding obligations are based) is contrary to EU law. However, the Advocate General’s opinion is advisory and non-binding on the CJEU, which has not yet issued a decision on this matter. Airbnb is subject to tax audits in Italy including in relation to permanent establishment, transfer pricing and withholding obligations and such audits could result in the imposition of potentially significant prior and future tax obligations.

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

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax law provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and increasing scale of our international business activities, many of these types of changes to the taxation of our activities described above and in our risk factor titled “- Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform” could increase our worldwide effective tax rate, increase the amount of non-income (including indirect) taxes imposed on our business, and materially adversely affect our business, results of operations, and financial condition. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
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

In addition, as a result of Russia’s military action in Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including sanctions against certain individuals and entities and prohibiting or limiting certain financial and commercial transactions. We have identified certain transactions that may potentially implicate the U.S., UK and EU sanctions that were imposed following Russia's invasion of Ukraine in February 2022. We have notified the appropriate regulators about these developments, and the U.S. Treasury Department's Office of Foreign Assets Control has initiated a civil investigation of certain payment instructions involving attempted payouts to Hosts' bank accounts at sanctioned Russian banks. We do not anticipate that resolution of this matter will be material to our business, results of operations, financial position, and cash flows. Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Kingdom, the European Council and the EU Member States, the United Nations Security Council and other relevant governmental authorities. There is a risk that, despite the internal controls that we have in place, we may have inadvertently engaged in or could in the future engage in transactions inconsistent with applicable sanctions laws and that our internal controls could be less than fully effective at implementing the new and any possible future sanctions that relate to Russia’s military action in Ukraine. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition.

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

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1#	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers	10-Q	001-39778	05/09/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: August 3, 2022		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: August 3, 2022		David E. Stephenson Chief Financial Officer (Principal Financial Officer)