Form 10-Q
period 2022-09-30
Airbnb, Inc.
filed 2022-11-03
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 14, 2022, 398,246,802 shares of the registrant's Class A common stock were outstanding, 234,930,381 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates and the strengthening of the U.S. dollar relative to certain foreign currencies;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and any subsequent filings, as well as those identified in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	December 31, 2021	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$6,067,438	$7,523,688
Marketable securities	2,255,038	2,103,898
Restricted cash	14,764	1,520
Funds receivable and amounts held on behalf of customers	3,715,471	4,805,382
Prepaids and other current assets (including customer receivables of $142,519 and $178,108 and allowances of $30,870 and $27,387, respectively)	333,669	432,036
Total current assets	12,386,380	14,866,524
Property and equipment, net	156,585	118,459
Operating lease right-of-use assets	272,036	154,217
Intangible assets, net	52,308	38,154
Goodwill	652,602	646,527
Other assets, noncurrent	188,563	252,709
Total assets	$13,708,474	$16,076,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,361	$152,661
Operating lease liabilities, current	63,479	52,324
Accrued expenses and other current liabilities	1,558,243	1,784,704
Funds payable and amounts payable to customers	3,715,471	4,805,382
Unearned fees	903,728	1,220,256
Total current liabilities	6,359,282	8,015,327
Long-term debt	1,982,537	1,985,659
Operating lease liabilities, noncurrent	372,483	323,201
Other liabilities, noncurrent	218,459	212,267
Total liabilities	8,932,761	10,536,454
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 2,000,000 shares of Class A common stock authorized as of December 31, 2021 and September 30, 2022; 364,500 and 398,232 shares of Class A common stock issued and outstanding as of December 31, 2021 and September 30, 2022, respectively; 710,000 shares of Class B common stock authorized as of December 31, 2021 and September 30, 2022; 269,024 and 234,839 shares of Class B common stock issued and outstanding as of December 31, 2021 and September 30, 2022, respectively; 2,000,000 shares of Class C common stock authorized as of December 31, 2021 and September 30, 2022; zero shares of Class C common stock issued and outstanding as of December 31, 2021 and September 30, 2022; 26,000 shares of Class H common stock authorized as of December 31, 2021 and September 30, 2022; 9,200 shares issued and zero shares of Class H common stock outstanding as of December 31, 2021 and September 30, 2022
	63	63
Additional paid-in capital	11,140,284	11,365,347
Accumulated other comprehensive loss	(6,893)	(41,871)
Accumulated deficit	(6,357,741)	(5,783,403)
Total stockholders’ equity	4,775,713	5,540,136
Total liabilities and stockholders’ equity	$13,708,474	$16,076,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$2,237,432	$2,884,410	$4,459,564	$6,497,454
Costs and expenses:
Cost of revenue	311,580	401,149	860,522	1,153,879
Operations and support	228,330	289,946	621,891	781,213
Product development	344,410	366,182	1,057,205	1,104,159
Sales and marketing	290,856	383,165	835,304	1,107,656
General and administrative	210,748	240,435	618,813	694,262
Restructuring charges	(465)	52	112,079	89,112
Total costs and expenses	1,385,459	1,680,929	4,105,814	4,930,281
Income from operations	851,973	1,203,481	353,750	1,567,173
Interest income	2,962	58,457	8,956	83,448
Interest expense	(6,649)	(5,682)	(435,080)	(18,929)
Other income (expense), net	2,172	13,643	(300,054)	13,232
Income (loss) before income taxes	850,458	1,269,899	(372,428)	1,644,924
Provision for income taxes	16,565	55,611	34,107	70,587
Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$1.34	$1.90	$(0.67)	$2.47
Diluted	$1.22	$1.79	$(0.67)	$2.31
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	621,012	638,696	611,311	637,485
Diluted	681,916	680,059	611,311	682,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(468)	(4,722)	(1,589)	(11,384)
Foreign currency translation adjustments	(2,691)	(13,119)	(4,202)	(23,594)
Other comprehensive loss	(3,159)	(17,841)	(5,791)	(34,978)
Comprehensive income (loss)	$830,734	$1,196,447	$(412,326)	$1,539,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2021	619,006	$62	$10,639,267	$7	$(7,246,135)	$3,393,201
Net income	—	—	—	—	833,893	833,893
Other comprehensive loss	—	—	—	(3,159)	—	(3,159)
Exercise of common stock options	3,002	—	20,733	—	—	20,733
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	3,671	—	(9,922)	—	—	(9,922)
Stock-based compensation	—	—	214,188	—	—	214,188
Balances as of September 30, 2021	625,679	$62	$10,864,266	$(3,152)	$(6,412,242)	$4,448,934

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2022	639,492	$64	$11,266,683	$(24,030)	$(5,997,692)	$5,245,025
Net income	—	—	—	—	1,214,288	1,214,288
Other comprehensive loss	—	—	—	(17,841)	—	(17,841)
Exercise of common stock options	289	—	2,649	—	—	2,649
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1,910	—	(141,890)	—	—	(141,890)
Repurchases of common stock	(8,620)	(1)	—	—	(999,999)	(1,000,000)
Stock-based compensation	—	—	237,905	—	—	237,905
Balances as of September 30, 2022	633,071	$63	$11,365,347	$(41,871)	$(5,783,403)	$5,540,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	599,197	$60	$8,904,791	$2,639	$(6,005,707)	$2,901,783
Net loss	—	—	—	—	(406,535)	(406,535)
Other comprehensive loss	—	—	—	(5,791)	—	(5,791)
Exercise of common stock options	14,139	2	104,586	—	—	104,588
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	11,877	—	(32,714)	—	—	(32,714)
Reclassification of derivative warrant liability to equity	—	—	1,277,168	—	—	1,277,168
Purchase of capped calls	—	—	(100,200)	—	—	(100,200)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	466	—	25,464	—	—	25,464
Stock-based compensation	—	—	685,171	—	—	685,171
Balances as of September 30, 2021	625,679	$62	$10,864,266	$(3,152)	$(6,412,242)	$4,448,934

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	633,524	$63	$11,140,284	$(6,893)	$(6,357,741)	$4,775,713
Net income	—	—	—	—	1,574,337	1,574,337
Other comprehensive loss	—	—	—	(34,978)	—	(34,978)
Exercise of common stock options	1,920	—	19,122	—	—	19,122
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	6,050	1	(499,080)	—	—	(499,079)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	197	—	20,330	—	—	20,330
Repurchases of common stock	(8,620)	(1)	—	—	(999,999)	(1,000,000)
Stock-based compensation	—	—	684,691	—	—	684,691
Balances as of September 30, 2022	633,071	$63	$11,365,347	$(41,871)	$(5,783,403)	$5,540,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net income (loss)	$(406,535)	$1,574,337
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	107,475	68,052
Bad debt expense	16,959	32,647
Stock-based compensation expense	673,126	676,392
(Gain) loss on investments, net	(9,581)	4,232
Change in fair value of warrant liability	291,987	—
Amortization of debt discount and debt issuance costs	7,402	3,122
Noncash interest expense, net	7,471	8,199
Foreign exchange loss	7,345	83,380
Impairment of long-lived assets	112,545	88,850
Loss from extinguishment of debt	377,248	—
Other, net	6,361	11,043
Changes in operating assets and liabilities:
Prepaids and other assets	(57,168)	(184,985)
Operating lease right-of-use assets	28,502	27,224
Accounts payable	18,034	39,219
Accrued expenses and other liabilities	299,461	261,056
Operating lease liabilities	(34,365)	(44,084)
Unearned fees	484,497	318,618
Net cash provided by operating activities	1,930,764	2,967,302
Cash flows from investing activities:
Purchases of property and equipment	(20,864)	(16,606)
Purchases of marketable securities	(3,628,566)	(3,015,006)
Sales of marketable securities	1,233,696	709,463
Maturities of marketable securities	1,393,215	2,439,647
Other investing activities, net	—	(2,227)
Net cash provided by (used in) investing activities	(1,022,519)	115,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	$(154,633)	$(491,366)
Proceeds from exercise of stock options	104,588	19,122
Proceeds from the issuance of common stock under employee stock purchase plan	25,464	20,330
Repurchases of common stock	—	(1,000,000)
Principal repayment of long-term debt	(1,995,000)	—
Prepayment penalty on long-term debt	(212,883)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,979,166	—
Purchases of capped calls related to convertible senior notes	(100,200)	—
Change in funds payable and amounts payable to customers	1,809,225	1,527,344
Net cash provided by financing activities	1,455,727	75,430
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(159,006)	(625,910)
Net increase in cash, cash equivalents, and restricted cash	2,204,966	2,532,093
Cash, cash equivalents, and restricted cash, beginning of period	7,668,252	9,727,289
Cash, cash equivalents, and restricted cash, end of period	$9,873,218	$12,259,382
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$14,299	$51,795
Cash paid for interest	$47,717	$7,624
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes. The results for the interim periods are not necessarily indicative of results for the full year.

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of September 30, 2022, the Company’s consolidated VIEs were not material to the condensed consolidated financial statements.

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

As the impact of the coronavirus disease (“COVID-19”) pandemic and the challenging macroeconomic conditions, including rising inflation and interest rates, depressed consumer spending, and the strengthening of the U.S. dollar relative to certain foreign currencies, continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

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

Revision of Previously Issued Financial Statements

The condensed consolidated statements of cash flows for the nine months ended September 30, 2021 has been revised to correct for errors identified by management during the preparation of the financial statements for the three months ended March 31, 2022. The errors understated cash flows from operating activities by $122 million and overstated the cash flows from financing activities by $122 million for the nine months ended September 30, 2021. Management has determined that these errors did not result in the previously issued financial statements being materially misstated. These errors primarily related to the timing of tax payments from the net settlement of equity awards at the initial public offering in December 2020. In particular, in 2020, the Company reported $1.7 billion of cash used in financing activities to cover taxes paid related to the net share settlement of its equity awards that vested upon the initial public offering. However, approximately $123 million of this amount was actually remitted to taxing authorities in foreign jurisdictions during the nine months ended September 30, 2021. This had no impact on the Company’s condensed consolidated financial statements outside of the presentation in the condensed consolidated statements of cash flow and did not affect the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of stockholders’ equity.

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in thousands):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$6,067,438	$7,523,688
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	3,645,087	4,734,174
Restricted cash	14,764	1,520
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$9,727,289	$12,259,382

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	September 30, 2022
Indirect taxes payable	$309,616	$510,186
Compensation and employee benefits	415,626	363,324
Indirect tax reserves	182,796	198,689
Gift card liability	98,129	104,213
Other	552,076	608,292
Total accrued expenses and other current liabilities	$1,558,243	$1,784,704

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Reductions to revenue	$50,230	$106,624	$109,584	$218,917
Charges to operations and support	20,838	24,217	48,336	68,258
Charges to sales and marketing	13,337	20,127	35,454	45,235
Total payments made to customers	$84,405	$150,968	$193,374	$332,410

Note 4. Investments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in thousands):

	December 31, 2021				Classification as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$395,351	$—	$—	$395,351	$31,117	$364,234	$—
Government bonds(1)	850	13	—	863	—	863	—
Commercial paper	1,156,963	—	—	1,156,963	163,959	993,004	—
Corporate debt securities	917,718	220	(3,147)	914,791	41,439	862,901	10,451
Mortgage-backed and asset-backed securities	34,019	338	(321)	34,036	—	34,036	—
Total	$2,504,901	$571	$(3,468)	$2,502,004	$236,515	$2,255,038	$10,451

(1)Includes U.S. government and government agency debt securities

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2022				Classification as of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$599,030	$—	$—	$599,030	$6,925	$592,105	$—
Government bonds(1)	19,638	—	(158)	19,480	—	19,480	—
Commercial paper	987,520	—	—	987,520	277,582	709,938	—
Corporate debt securities	776,741	73	(10,778)	766,036	10,389	745,235	10,412
Mortgage-backed and asset-backed securities	24,941	1	(3,458)	21,484	—	21,484	—
Total	$2,407,870	$74	$(14,394)	$2,393,550	$294,896	$2,088,242	$10,412

(1)Includes U.S. government and government agency debt securities

As of December 31, 2021 and September 30, 2022, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Before reclassifications of gains and losses from accumulated other comprehensive loss on the condensed consolidated balance sheets to other income (expense), net in the condensed consolidated statements of operations, unrealized gains and losses, net of tax, for the three and nine months ended September 30, 2021 and 2022, were not material. Realized gains and losses reclassified from accumulated other comprehensive loss to other income (expense), net were not material for the three and nine months ended September 30, 2021 and 2022.

Debt securities in an unrealized loss position had an estimated fair value of $801.5 million and unrealized losses of $3.5 million as of December 31, 2021, and an estimated fair value of $767.8 million and unrealized losses of $14.4 million as of September 30, 2022. An immaterial amount of securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2021, and $29.9 million of securities were in a continuous unrealized loss position for more than twelve months as of September 30, 2022.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in thousands):

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$2,135,406	$2,132,499
Due in one year to five years	249,656	241,640
Due within five to ten years	20,097	16,794
Due beyond ten years	2,711	2,617
Total	$2,407,870	$2,393,550

Equity Investments

Gains and Losses on Marketable Equity Investments

During the nine months ended September 30, 2021, the marketable equity investments were sold, and the Company realized a net gain (loss) of $0.9 million and $(13.4) million for the three and nine months ended September 30, 2021, respectively, in other income (expense), net on the condensed consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75.0 million as of both December 31, 2021 and September 30, 2022, and are classified within other assets, noncurrent on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges for the three and nine months ended September 30, 2021 and 2022. As of December 31, 2021 and September 30, 2022, the cumulative downward adjustments for observable price changes and impairment were $56.2 million.

Investments Accounted for Under the Equity Method

As of December 31, 2021 and September 30, 2022, the carrying values of the Company’s equity method investments were $17.4 million and $14.5 million, respectively. The Company recorded unrealized losses of $1.3 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, within other income (expense), net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. The Company recorded no impairment charges related to the carrying value of equity method investments for the three and nine months ended September 30, 2021 and 2022.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,923,184	$—	$—	$1,923,184
Certificates of deposit	31,117	—	—	31,117
Commercial paper	—	163,959	—	163,959
Corporate debt securities	—	41,439	—	41,439
	1,954,301	205,398	—	2,159,699
Marketable securities:
Certificates of deposit	364,234	—	—	364,234
Government bonds(1)	—	863	—	863
Commercial paper	—	993,004	—	993,004
Corporate debt securities	—	862,901	—	862,901
Mortgage-backed and asset-backed securities	—	34,036	—	34,036
	364,234	1,890,804	—	2,255,038
Funds receivable and amounts held on behalf of customers:
Money market funds	466,319	—	—	466,319
Prepaids and other current assets:
Foreign exchange derivative assets	—	25,918	—	25,918
Other assets, noncurrent:
Corporate debt securities	—	—	10,451	10,451
Total assets at fair value	$2,784,854	$2,122,120	$10,451	$4,917,425
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10,280	$—	$10,280
Total liabilities at fair value	$—	$10,280	$—	$10,280

(1)Includes U.S. government and government agency debt securities

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,699,936	$—	$—	$2,699,936
Certificates of deposit	6,925	—	—	6,925
Commercial paper	—	277,582	—	277,582
Corporate debt securities	—	10,389	—	10,389
	2,706,861	287,971	—	2,994,832
Marketable securities:
Certificates of deposit	592,105	—	—	592,105
Government bonds(1)	—	19,480	—	19,480
Commercial paper	—	709,938	—	709,938
Corporate debt securities	—	745,235	—	745,235
Mortgage-backed and asset-backed securities	—	21,484	—	21,484
	592,105	1,496,137	—	2,088,242
Funds receivable and amounts held on behalf of customers:
Money market funds	496,778	—	—	496,778
Prepaids and other current assets:
Foreign exchange derivative assets	—	63,996	—	63,996
Other assets, noncurrent:
Warrant assets	—	3,063	—	3,063
Corporate debt securities	—	—	10,412	10,412
Total assets at fair value	$3,795,744	$1,851,167	$10,412	$5,657,323
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10,074	$—	$10,074
Total liabilities at fair value	$—	$10,074	$—	$10,074

(1)Includes U.S. government and government agency debt securities

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Balance, beginning of period	$11,477	$10,465	$11,490	$10,451
Changes in unrealized losses included in other comprehensive loss related to investments held at the reporting date	—	(53)	(13)	(39)
Balance, end of period	$11,477	$10,412	$11,477	$10,412

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2021 and 2022.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives Not Designated as Hedging Instruments

As of December 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.9 million and $10.3 million, respectively, with the aggregate notional amount totaling $2.4 billion. As of September 30, 2022, the fair value of foreign exchange derivative assets and liabilities totaled $64.0 million and $10.1 million, respectively, with the aggregate notional amount totaling $2.0 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded total net realized gains of $26.8 million and $61.3 million for the three months ended September 30, 2021 and 2022, respectively, and $3.2 million and $101.5 million for the nine months ended September 30, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

The Company recorded total net unrealized gains of $3.7 million and $13.1 million for the three months ended September 30, 2021 and 2022, respectively, and $39.1 million and $38.3 million for the nine months ended September 30, 2021 and 2022, respectively, related to foreign exchange derivative assets and liabilities.

The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the condensed consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the condensed consolidated statements of cash flows.

The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its condensed consolidated balance sheets. As of December 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.3 million, resulting in net derivative assets of $15.6 million. As of September 30, 2022, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $9.7 million, resulting in net derivative assets of $54.3 million and net derivative liabilities of $0.3 million.

Note 6. Debt

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31, 2021		September 30, 2022
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Convertible senior notes due March 2026	$2,000,000	0.2%	$2,000,000	0.2%
Less: Unamortized debt discount and debt issuance costs	(17,463)		(14,341)
Total long-term debt	$1,982,537		$1,985,659

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

Debt issuance costs related to the 2026 Notes totaled $20.8 million and were composed of commissions payable to the initial purchasers and third-party offering costs. Debt issuance costs are amortized to interest expense using the effective interest method over the contractual term. The Company recorded interest expense of $1.0 million for the three months ended September 30, 2021 and 2022, and $2.3 million and $3.1 million for the nine months ended September 30, 2021 and 2022, respectively, for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of September 30, 2022, the total estimated fair value of the 2026 Notes was $1.7 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2020 Credit Facility

On November 19, 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2020 Credit Facility has a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is equal to (i) in the case of LIBOR borrowings, 1.5% plus LIBOR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.5% plus the greatest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”, and (c) LIBOR for a one-month period plus 1.0%, in each case subject to a floor of 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2020 Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, and pay dividends or other distributions, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2022. No amounts have been drawn on the 2020 Credit Facility as of December 31, 2021 and September 30, 2022, and outstanding letters of credit totaled $15.9 million and $28.5 million as of December 31, 2021 and September 30, 2022, respectively. Subsequent to September 30, 2022, the Company entered into a five-year unsecured Revolving Credit Agreement which terminated and replaced the 2020 Credit Facility. Refer to Note 13, Subsequent Event, for additional details.

Note 7. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operations and support	$11,162	$17,947	$36,810	$46,556
Product development	131,277	135,905	418,804	398,713
Sales and marketing	23,711	27,446	73,676	77,771
General and administrative	44,689	53,066	143,874	153,344
Restructuring charges	(50)	—	(38)	8
Stock-based compensation expense	$210,789	$234,364	$673,126	$676,392

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Expected term (years)	8.0	6.1	8.0	6.1
Risk-free interest rate	1.1%	0.3%	1.1% - 1.5%	0.3% - 2.2%
Expected volatility	44.2%	58.4%	44.2% - 44.9%	48.6% - 58.4%
Expected dividend yield	—	—	—	—

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of stock option and restricted stock unit (“RSU”) activity under the Plans was as follows (in thousands, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2021	81,365	24,122	$19.69	36,789	$61.22
Granted	(11,054)	698	161.70	10,356	142.50
Increase in shares available for grant	31,675	—	—	—	—
Shares withheld for taxes	3,683	—	—	(3,683)	79.70
Exercised/Vested	—	(1,920)	9.96	(6,050)	80.78
Canceled	2,820	(382)	95.88	(2,438)	98.69
As of September 30, 2022	108,489	22,518	$23.63	34,974	$77.36

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of September 30, 2022	22,518	$23.63	3.15	$1,907,995
Options exercisable as of September 30, 2022	20,219	$16.52	2.56	$1,811,550

Restricted Stock Awards

The Company has granted restricted stock awards (“RSAs”) to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock is primarily dependent on a service-based vesting condition that generally becomes satisfied over a period of four years. The Company has the right to repurchase or cancel shares for which the vesting condition is not satisfied.

The following table summarizes the activity related to the Company’s RSAs (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested RSAs as of December 31, 2021	632	$62.32
Vested	(88)	62.37
Unvested RSAs as of September 30, 2022	544	$62.32

Employee Stock Purchase Plan (“ESPP”)

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89,785,394 shares may be issued under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Company recorded stock-based compensation expense related to the ESPP of $24.7 million and $9.0 million for the three months ended September 30, 2021 and 2022, respectively, and $89.5 million and $22.9 million for the nine months ended September 30, 2021 and 2022, respectively.

During the nine months ended September 30, 2021, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $57.80 per share, resulting in net cash proceeds of $25.5 million. During the nine months ended September 30, 2022, 0.2 million shares of common stock were purchased under the ESPP at a weighted-average price of $103.23 per share, resulting in net cash proceeds of $20.3 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of September 30, 2022, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Extenuating Circumstances Policy

In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides customers with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020, have so far been covered by the policy and may be canceled before check-in. To support Hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250.0 million for Hosts, and had a remaining reserve balance of $37.8 million as of September 30, 2022. The reservations eligible for this $250.0 million Host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to Hosts, that were not material for the three and nine months ended September 30, 2021 and 2022, in its condensed consolidated statement of operations.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2022, the Company collects and remits Lodging Taxes in approximately 31,300 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2021 and September 30, 2022, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $180.8 million and $327.9 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2021 and September 30, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $57.3 million and $64.7 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is currently involved in disputes with certain states and localities involving the payment of Lodging Taxes. These jurisdictions are asserting that the Company is liable or jointly liable with Hosts to collect and remit Lodging Taxes. These disputes are in various stages and the Company continues to vigorously defend these claims. The Company believes that the statutes at issue impose a Lodging Tax obligation on the person exercising the taxable privilege of providing accommodations, or the Company’s Hosts.

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

As of December 31, 2021 and September 30, 2022, the Company accrued a total of $124.2 million and $132.9 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes and transactional taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $165.0 million to $185.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2021 and September 30, 2022, the Company accrued a total of $33.6 million and $33.4 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

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

The Australian Competition and Consumer Commission (“ACCC”) commenced proceedings against Airbnb, Inc. and Airbnb Ireland UC alleging that Airbnb has breached the Australian Consumer Law by making false and misleading representations, because certain users were shown prices and charged in U.S. dollars versus Australian dollars. The Company disputes the allegations of the ACCC.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $16.6 million and $55.6 million for the three months ended September 30, 2021 and 2022, respectively, and $34.1 million and $70.6 million for the nine months ended September 30, 2021 and 2022, respectively. Tax expense for all periods was primarily driven by current tax on U.S. and foreign earnings.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and intends to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed agreement and requesting the case to be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15%
minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in fiscal year 2023. The Company is currently assessing the potential impact of the new law on its consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	621,012	638,696	611,311	637,485
Diluted	681,916	680,059	611,311	682,791
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$1.34	$1.90	$(0.67)	$2.47
Diluted	$1.22	$1.79	$(0.67)	$2.31

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

There were no preferred dividends declared or accumulated for the three and nine months ended September 30, 2021 and 2022. As of September 30, 2021 and 2022, RSUs to be settled in 10.8 million and 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of September 30, 2021 and 2022, 0.5 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
2026 Notes(1)	—	—	11,086	—
Warrants	—	—	7,935	—
Escrow shares	74	74	74	74
Stock options	550	1,128	27,773	1,128
RSUs	4,777	10,266	29,816	8,292
RSAs	—	—	148	—
ESPP	109	—	594	—
Total	5,510	11,468	77,426	9,494

(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that can be issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.

On August 2, 2022, the Company announced its board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock at management’s discretion (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. The Share Repurchase Program does not have an expiration date, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at the Company’s discretion. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity through capital with the excess over par value recorded to accumulated deficit.

During the three months ended September 30, 2022, the Company repurchased and subsequently retired 8.6 million shares of common stock for $1.0 billion. As of September 30, 2022, the Company had $1.0 billion available to repurchase shares pursuant to the Share Repurchase Program.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
United States	$956,025	$1,189,228	$2,235,911	$2,985,024
France	270,649	309,812	415,036	563,382
International (1)	1,010,758	1,385,370	1,808,617	2,949,048
Total revenue	$2,237,432	$2,884,410	$4,459,564	$6,497,454

(1)No other individual international country represented 10% or more of the Company’s total revenue for three and nine months ended September 30, 2021 and 2022.

Note 12. Restructuring

During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. Cumulative restructuring charges as of September 30, 2022 were $353.3 million. As of September 30, 2022, the remaining liability for restructuring costs was not material.

For the nine months ended September 30, 2021, the Company incurred $112.1 million in restructuring charges, including $75.3 million related to impairments of operating lease right-of-use assets and $37.2 million related to impairments of leasehold improvements. Restructuring charges for the three months ended September 30, 2021 were not material.

In the second quarter of 2022, the Company announced it would shift to a remote work model, allowing its employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, the Company recorded restructuring charges of $89.1 million during the nine months ended September 30, 2022, which include $80.5 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8.4 million of related leasehold improvements. Restructuring charges for the three months ended September 30, 2022 were not material.
Note 13. Subsequent Event

2022 Credit Facility and Termination of the 2020 Credit Facility

On October 31, 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0.0%, or (ii) in the case of base rate borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. In connection with the consummation of the 2022 Credit Facility, the Company terminated the 2020 Credit Facility. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the 2022 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2021 Annual Report, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and any subsequent filings, as well as those identified in this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Macroeconomic Conditions on our Business

Impact of COVID-19

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

Throughout 2021, we continued to face lower demand for long distance travel and overall depressed Nights and Experiences Booked compared to 2019. However, in 2022, we have seen significant growth with Nights and Experiences Booked exceeding 2019 levels for the same period. While COVID-19 still plagues the world, for the three months ended September 30, 2022, Gross Booking Value (“GBV”) and revenue were $15.6 billion and $2.9 billion, respectively, which were both higher compared to the same periods in 2021, 2020 and 2019.The trends in our recovery continue to vary by region due to a variety of factors, including the emergence of COVID-19 variants, vaccination rates, COVID-19 caseloads and associated travel restrictions, as well as historical cross-border compared to domestic travel dependence. In the third quarter of 2022, we saw strength in all regions relative to the same period in 2021 and growth in nights booked in Asia Pacific and Latin America compared to the second quarter of 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15%
minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in fiscal year 2023. We are currently assessing the potential impact of the new law on our consolidated financial statements.

As we look forward, we recognize the challenging macroeconomic conditions, including rising inflation and interest rates, depressed consumer spending, and the strengthening of the U.S. dollar relative to certain foreign currencies. To date, these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition; however, the impact in the future of these macroeconomic events on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

Key Business Metrics and Non-GAAP Financial Measures

We track the following key business metrics and financial measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“ U.S. GAAP”) (“non-GAAP financial measures”) to evaluate our operating performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.

These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly titled metrics or measures presented by other companies. For further information on these measures, see “Non-GAAP Financial Measures” below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

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

In the third quarter of 2022, we had 99.7 million Nights and Experiences Booked, a 25% increase from 79.7 million in the same prior year period, and a 16% increase compared to the third quarter of 2019 (pre-COVID-19 pandemic). For the nine months ended September 30, 2022, we had 305.5 million Nights and Experiences Booked, a 34% increase from 227.2 million in the same prior year period, and a 22% increase compared to the same period of 2019 (pre-COVID-19 pandemic). Nights and Experiences Booked grows as we attract new customers to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels driven by strong growth across all regions.

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

In the third quarter of 2022, our GBV was $15.6 billion, a 31% increase from $11.9 billion in the same prior year period. For the nine months ended September 30, 2022, our GBV was $49.7 billion, a 40% increase from $35.6 billion in the same prior year period. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked. The travel recovery we are experiencing has been dominated by our higher average daily rate (“ADR”) regions—North America and Europe, in particular. Similar to Nights and Experiences Booked, our GBV improvement was driven by stronger bookings in all regions. On a constant currency basis, the increase in GBV was 40% and 47% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA, Free Cash Flow, and revenue growth rates in constant currency, which are described below. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337
Adjusted EBITDA	$1,101,281	$1,457,042	$1,260,037	$2,397,312

Net cash provided by operating activities	$534,734	$965,563	$1,930,764	$2,967,302
Free Cash Flow	$529,228	$959,964	$1,909,900	$2,950,696

Adjusted EBITDA

We define Adjusted EBITDA as net income or loss adjusted for (i) provision for (benefit from) income taxes; (ii) other income (expense), net, interest expense, and interest income; (iii) depreciation and amortization; (iv) stock-based compensation expense and stock-settlement obligations related to the IPO; (v) acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements; (vi) net changes to the reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with Hosts for collecting and remitting such taxes; and (vii) restructuring charges.
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

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. These limitations include the following:

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other U.S. GAAP results.

For the three months ended September 30, 2022, Adjusted EBITDA was $1.5 billion compared to $1.1 billion in the same prior year period. This favorable change was due to our record high revenue combined with continued cost management.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (loss) (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$2,237,432	$2,884,410	$4,459,564	$6,497,454

Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337
Adjusted to exclude the following:
Provision for income taxes	16,565	55,611	34,107	70,587
Other income (expense), net	(2,172)	(13,643)	300,054	(13,232)
Interest expense	6,649	5,682	435,080	18,929
Interest income	(2,962)	(58,457)	(8,956)	(83,448)
Depreciation and amortization	33,687	12,815	107,475	68,052
Stock-based compensation expense(1)	210,839	234,364	673,164	676,384
Acquisition-related impacts	3,200	1,500	10,448	(9,900)
Net changes in lodging tax reserves	2,047	4,830	3,121	6,491
Restructuring charges	(465)	52	112,079	89,112
Adjusted EBITDA	$1,101,281	$1,457,042	$1,260,037	$2,397,312
Adjusted EBITDA as a percentage of revenue	49%	51%	28%	37%

(1)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives, including continuous investment in our business, growth through acquisitions, and strengthening our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

For the three months ended September 30, 2022, Free Cash Flow was $960.0 million, representing 33% of revenue, compared to $529.2 million, representing 24% of revenue, for the three months ended September 30, 2021. The increase was primarily driven by revenue growth, margin expansion and significant growth in unearned fees.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$2,237,432	$2,884,410	$4,459,564	$6,497,454

Net cash provided by operating activities	$534,734	$965,563	$1,930,764	$2,967,302
Purchases of property and equipment	(5,506)	(5,599)	(20,864)	(16,606)
Free Cash Flow	$529,228	$959,964	$1,909,900	$2,950,696
Free Cash Flow as a percentage of revenue	24%	33%	43%	45%
Other cash flow components:
Net cash provided by (used in) investing activities	$(175,749)	$(55,760)	$(1,022,519)	$115,271
Net cash provided by (used in) financing activities	$(2,327,505)	$(3,574,056)	$1,455,727	$75,430

Constant Currency

In addition to revenue growth rates derived from revenue presented in accordance with U.S. GAAP, we disclose below the percentage change in our current period revenue from the corresponding prior period by comparing results using constant currencies. We present constant currency revenue growth rate information to provide a framework for assessing how our underlying revenue performed excluding the effect of changes in exchange rates. We use the percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of revenue on a constant currency basis in addition to the U.S. GAAP presentation helps improve the ability to understand our performance because it excludes the effects of foreign currency volatility that are not indicative of our core operating results. We calculate the percentage change in constant currency by determining the change in the current period revenue over the prior comparable period where current period foreign currency revenue is translated using the exchange rates of the comparative period.

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

In 2020 and 2021, we saw COVID-19 overwhelm the historical patterns of seasonality in our GBV, revenue, Adjusted EBITDA, and Free Cash Flow as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic. While we have seen COVID-19 distort the historical patterns of seasonality, we are seeing pre-pandemic patterns of seasonality return in 2022.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$2,237,432	$2,884,410	$4,459,564	$6,497,454
Costs and expenses:
Cost of revenue	311,580	401,149	860,522	1,153,879
Operations and support(1)	228,330	289,946	621,891	781,213
Product development(1)	344,410	366,182	1,057,205	1,104,159
Sales and marketing(1)	290,856	383,165	835,304	1,107,656
General and administrative(1)	210,748	240,435	618,813	694,262
Restructuring charges(1)	(465)	52	112,079	89,112
Total costs and expenses	1,385,459	1,680,929	4,105,814	4,930,281
Income from operations	851,973	1,203,481	353,750	1,567,173
Interest income	2,962	58,457	8,956	83,448
Interest expense	(6,649)	(5,682)	(435,080)	(18,929)
Other income (expense), net	2,172	13,643	(300,054)	13,232
Income (loss) before income taxes	850,458	1,269,899	(372,428)	1,644,924
Provision for income taxes	16,565	55,611	34,107	70,587
Net income (loss)	$833,893	$1,214,288	$(406,535)	$1,574,337

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operations and support	$11,162	$17,947	$36,810	$46,556
Product development	131,277	135,905	418,804	398,713
Sales and marketing	23,711	27,446	73,676	77,771
General and administrative	44,689	53,066	143,874	153,344
Restructuring charges	(50)	—	(38)	8
Stock-based compensation expense	$210,789	$234,364	$673,126	$676,392

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	14	19	18
Operations and support	10	10	14	12
Product development	15	13	24	17
Sales and marketing	13	13	19	17
General and administrative	10	8	13	11
Restructuring charges	—	—	3	1
Total costs and expenses	62	58	92	76
Income from operations	38	42	8	24
Interest income	—	2	—	1
Interest expense	—	—	(10)	—
Other income (expense), net	—	—	(6)	—
Income (loss) before income taxes	38	44	(8)	25
Provision for income taxes	1	2	1	1
Net income (loss)	37%	42%	(9)%	24%

Comparison of the Three and Nine Months Ended September 30, 2022 with the Same Periods in 2021

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Revenue	$2,237,432	$2,884,410	29%	$4,459,564	$6,497,454	46%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Revenue increased $647.0 million, or 29%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to a 25% increase in Nights and Experiences Booked combined with higher ADRs. On a constant-currency basis, revenue increased 36% compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Revenue increased $2.0 billion, or 46%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a 34% increase in Nights and Experiences Booked combined with higher ADRs. On a constant-currency basis, revenue increased 52% compared to the nine months ended September 30, 2021.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Cost of revenue	$311,580	$401,149	29%	$860,522	$1,153,879	34%
Percentage of revenue	14%	14%		19%	18%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased $89.6 million, or 29%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to an increase in merchant fees of $84.4 million largely due to an increase in pay-in volumes, an increase of $11.8 million in chargebacks, and an increase of $6.9 million in data hosting service costs, partially offset by a decrease of $12.8 million in amortization expense for internally developed software and acquired technology.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased $293.4 million, or 34%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to an increase in merchant fees of $264.4 million largely due to an increase in pay-in volumes, an increase of $25.7 million in chargebacks, an increase in data hosting service costs of $23.0 million due to an increase in on-demand costs and reserved instances, and an increase of $9.4 million related to SMS notification costs, partially offset by a decrease of $27.2 million in amortization expense for internally developed software and acquired technology.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Operations and support	$228,330	$289,946	27%	$621,891	$781,213	26%
Percentage of revenue	10%	10%		14%	12%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Operations and support expense increased $61.6 million, or 27%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $40.9 million increase in third-party community support personnel and customer relations costs, a $12.0 million increase in payroll-related expenses primarily due to stock-based compensation related to RSUs, and an $8.0 million increase in insurance costs due to a higher Host Liability Insurance (“HLI”) premium resulting from higher overall nights and a higher premium rate.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Operations and support expense increased $159.3 million, or 26%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $109.4 million increase in third-party community support personnel and customer relations costs, a $24.9 million increase in insurance costs due to a higher HLI premium resulting from higher overall nights and a higher premium rate, and a $20.0 million increase in payroll-related expenses due to growth in headcount and increase in compensation.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Product development	$344,410	$366,182	6%	$1,057,205	$1,104,159	4%
Percentage of revenue	15%	13%		24%	17%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Product development expense increased $21.8 million, or 6%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $14.6 million increase in payroll-related expenses due to growth in headcount and increase in compensation, a $3.4 million increase in allocated facilities and information technology expenses, and a $2.0 million increase in third-party service provider expenses.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Product development expense increased $47.0 million, or 4%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $16.6 million increase in payroll-related expenses (consisting of a $36.7 million increase related to growth in headcount and increase in compensation, partially offset by a decrease of $20.1 million from stock-based compensation due to a lower employee stock purchase plan expense), a $15.3 million increase in third-party service providers for contingent worker and consultant support for infrastructure projects, quality assurance services and support of new product rollouts, including AirCover, and an $8.9 million increase in allocated facilities and information technology expenses. Product development expense as a percent of revenue decreased to 17% for the nine months ended September 30, 2022, from 24% for the same period in the prior year, primarily due to growth in revenue outpacing growth in product development expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Brand and performance marketing	$179,714	$258,899	44%	$507,823	$771,959	52%
Field operations and policy	111,142	124,266	12%	327,481	335,697	3%
Total sales and marketing	$290,856	$383,165	32%	$835,304	$1,107,656	33%
Percentage of revenue	13%	13%		19%	17%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Sales and marketing expense increased $92.3 million, or 32%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $63.8 million increase in marketing activities associated with our Categories and AirCover marketing campaigns and launches, an $8.9 million increase in payroll-related expenses due to growth in headcount and increase in compensation, an $8.6 million increase in search engine marketing and advertising spend, a $7.0 million increase in coupon expense in line with increase in revenue and launch of AirCover for Guests, and a $3.0 million increase in third-party service provider expenses.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Sales and marketing expense increased $272.4 million, or 33%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $163.1 million increase in marketing activities associated with our Made Possible by Hosts, Strangers, AirCover, and Categories marketing campaigns and launches, a $76.9 million increase in search engine marketing and advertising spend, a $17.4 million increase in third-party service provider expenses, a $13.3 million increase in payroll-related expenses due to growth in headcount and increase in compensation, and a $9.5 million increase in coupon expense in line with increase in revenue and launch of AirCover for Guests, partially offset by a decrease of $9.9 million related to the changes in the fair value of contingent consideration arrangements related to a 2019 acquisition.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
General and administrative	$210,748	$240,435	14%	$618,813	$694,262	12%
Percentage of revenue	10%	8%		13%	11%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

General and administrative expense increased $29.7 million, or 14%, for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to an increase of $10.1 million increase in payroll related expenses due to growth in headcount and increase in compensation, a $9.5 million increase in professional services fees, a $6.5 million increase in legal contingencies, and a $5.0 million increase in bad debt expense.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

General and administrative expense increased $75.4 million, or 12%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to a $24.3 million increase in professional services expenses, primarily due to third-party service provider expenses, an increase in other business and operational taxes of $22.5 million, largely related to the increase in revenue, a $15.7 million increase in bad debt expenses, a $12.8 million increase in payroll-related expenses due to growth in headcount and increase in compensation, and a $10.0 million charitable contribution to Airbnb.org to support Ukrainian refugees. These increases were partially offset by an $12.6 million decrease in legal contingencies and payouts.

Restructuring Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Restructuring charges	$(465)	$52	111%	$112,079	$89,112	(20)%
Percentage of revenue	—%	—%		3%	1%

Three and Nine Months Ended September 30, 2022 Compared with the Same Periods in 2021

For the nine months ended September 30, 2021, we incurred $112.1 million in restructuring charges, including $75.3 million related to impairments of operating lease right-of-use (“ROU”) assets and $37.2 million related to impairments of leasehold improvements. Restructuring charges for the three months ended September 30, 2021 were not material.

In the second quarter of 2022, we announced our shift to a remote work model, allowing our employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded restructuring charges of $89.1 million during the nine months ended September 30, 2022, which include $80.5 million relating to an impairment of both domestic and international operating lease ROU assets, and $8.4 million of related leasehold improvements. Restructuring charges for the three months ended September 30, 2022 were not material. Refer to Note 12, Restructuring, to our condensed consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for additional information.

Interest Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Interest income	$2,962	$58,457	*	$8,956	$83,448	832%
Percentage of revenue	—%	2%		—%	1%
Interest expense	$(6,649)	$(5,682)	(15)%	$(435,080)	$(18,929)	(96)%
Percentage of revenue	—%	—%		(10)%	—%

*Not meaningful

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Interest income increased $55.5 million for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Interest income increased $74.5 million, or 832%, for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $416.2 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to Note 6, Debt, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, for additional information.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Other income (expense), net	$2,172	$13,643	528%	$(300,054)	$13,232	104%
Percentage of revenue	—%	—%		(6)%	—%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Other income (expense), net increased $11.5 million for the three months ended September 30, 2022, compared to the same period in the prior year, primarily driven by foreign exchange gains, primarily due to the strengthening of the U.S. dollar against foreign currencies.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Other income (expense), net increased $313.3 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily driven by $292.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan in the prior year, which were reclassified to equity and no longer require fair value remeasurement.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Provision for income taxes	$16,565	$55,611	236%	$34,107	$70,587	107%

Three and Nine Months Ended September 30, 2022 Compared with the Same Periods in 2021

The provision for income taxes increased $39.0 million and $36.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily due to increased profitability and the inclusion of the U.S. jurisdictions in the annualized effective tax rate.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.6 billion. As of September 30, 2022, cash and cash equivalents totaled $7.5 billion, which included $1.8 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2022, marketable securities totaled $2.1 billion. Marketable securities primarily consist of commercial paper, highly-liquid investment grade corporate debt securities, and certificates of deposit. These amounts do not include funds of $4.8 billion as of September 30, 2022 that we held for bookings in advance of guests completing check-ins that we record separately on our condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments under the 2022 Credit Facility. As of the date of this filing, no amounts were drawn under the 2022 Credit Facility. See Note 13, Subsequent Events, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a description of the 2022 Credit Facility entered into on October 31, 2022.

On August 2, 2022, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion. During the three months ended September 30, 2022, we repurchased and subsequently retired 8.6 million shares of our common stock for $1.0 billion under the Share Repurchase Program. As of September 30, 2022, we had $1.0 billion available to repurchase shares pursuant to the Share Repurchase Program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2022
Net cash provided by operating activities	$1,930,764	$2,967,302
Net cash provided by (used in) investing activities	(1,022,519)	115,271
Net cash provided by financing activities	1,455,727	75,430
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(159,006)	(625,910)
Net increase in cash, cash equivalents, and restricted cash	$2,204,966	$2,532,093

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $3.0 billion, which is due to net income for the nine months ended September 30, 2022 of $1.6 billion, adjusted for non-cash charges, primarily consisting of $676.4 million of stock-based compensation expense, impairment of long-lived assets of $88.9 million, and $83.4 million of foreign exchange losses due to the strengthening of the U.S. dollar. Additional cash was provided by changes in working capital, including a $318.6 million increase in unearned fees resulting from significantly higher bookings and accrued expenses and other liabilities of $261.1 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $115.3 million, which was primarily from the proceeds from maturities and sales of marketable securities of $2.4 billion and $709.5 million, respectively, partially offset by the purchases of marketable securities of $3.0 billion.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $75.4 million, primarily reflecting the increase in funds payable and amounts payable to customers of $1.5 billion resulting from significantly higher bookings, partially offset by our share repurchase of $1.0 billion under the Share Repurchase Program, and an increase in the taxes paid related to net share settlement of equity awards of $491.4 million.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the nine months ended September 30, 2021, and 2022, we recorded reductions of $159.0 million and $625.9 million, respectively in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

Contractual Obligations and Commitments

As of September 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our 2021 Annual Report.

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

Lodging Tax Obligations

Some states, cities, and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“lodging taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2022, we collect and remit lodging taxes in approximately 31,300 jurisdictions on behalf of our Hosts, and lodging taxes are primarily collected in the United States and France. Such lodging taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with Hosts. We estimate liabilities for a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where we believe it is probable that Airbnb could be held jointly liable with Hosts for collecting and remitting such taxes and the related amounts can be reasonably estimated. Our accrued obligations related to lodging taxes, including estimated penalties and taxes, totaled $57.3 million and $64.7 million as of December 31, 2021 and September 30, 2022, respectively, and changes to this reserve are recorded in general and administrative expense in our condensed consolidated statements of operations.

We are currently involved in disputes with certain states and localities involving the payment of lodging taxes. These jurisdictions are asserting that we are liable or jointly liable with Hosts to collect and remit lodging taxes. These disputes are in various stages and we continue to vigorously defend these claims. We believe that the statutes at issue impose a lodging tax obligation on the person exercising the taxable privilege of providing accommodations, our Hosts. The ultimate resolution of these lawsuits cannot be determined at this time.

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

For the nine months ended September 30, 2021, we recorded a restructuring charge of $112.1 million, which included $75.3 million related to impairments of operating lease ROU assets and $37.2 million related to impairments of leasehold improvements within restructuring charges in the condensed consolidated statement of operations. In the second quarter of 2022, we announced our shift to a remote work model, allowing our employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded restructuring charges of $89.1 million during the nine months ended September 30, 2022, which include $80.5 million relating to an impairment of both domestic and international operating lease ROU assets, and $8.4 million of related leasehold improvements.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the third quarter of 2022 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of September 30, 2022, it would have resulted in a loss of approximately $18.9 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

We had cash and cash equivalents of $7.5 billion and marketable securities of $2.1 billion as of September 30, 2022, which primarily consisted of commercial paper, highly-liquid investment grade corporate debt securities, and certificates of deposit. As of September 30, 2022, we had an additional $4.8 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $9.9 million to our investment portfolio as of September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item IA of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, except for the following risk factors which supplement the risk factors disclosed in the reports referenced above. Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the reports referenced above in conjunction with the risks and uncertainties described below, together with all of the other information in such reports and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

In August 2022, our Board authorized a share repurchase program authorizing the purchase of up to $2.0 billion of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates and inflation, global conflicts, and the ongoing COVID-19 pandemic. Our share repurchase program authorization does not have an expiration date nor does it obligate us to acquire any specific number or dollar value of shares. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which would increase the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	$—	—	$2,000.0
August 1 to August 31	3.5	$118.00	3.5	$1,586.1
September 1 to September 30	5.1	$114.62	5.1	$1,000.0
Total	8.6	$116.00	8.6

(1)Includes broker commissions.
(2)On August 2, 2022, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion (the “Share Repurchase Program”). The Share Repurchase Program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2022 Credit Facility and Termination of the 2020 Credit Facility

On October 31, 2022, we and certain of our subsidiaries as guarantors, entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0%, or (ii) in the case of base rate borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on our and certain of our subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. In connection with the consummation of the 2022 Credit Facility, we terminated the 2020 Credit Facility on October 31, 2022.

The foregoing summary of the 2022 Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Revolving Credit Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to TCS Finance (A), LLC					X
4.2	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to TCS Finance 1, LLC					X
4.3	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to Goldman Sachs & Co. LLC					X
10.1	Advisor Agreement by and between the Registrant and Joe Gebbia, dated August 23, 2022					X
10.2	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior Funding Inc.					X
10.3	Ninth Amendment to Office Lease Agreement, dated October 18, 2022, by and among the Registrant and T-C 888 Brannan Owner LLC					X
10.4	Second Amendment to Lease Agreement by and among the Registrant and BCP-CG 650 PROPERTY LLC, effective September 27, 2022					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: November 2, 2022		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: November 2, 2022		David E. Stephenson Chief Financial Officer (Principal Financial Officer)