Form 10-K
period 2022-12-31
Airbnb, Inc.
filed 2023-02-17
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $35.1 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 3, 2023, 408,928,427 shares of the registrant's Class A common stock were outstanding 222,400,067 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AIRBNB, INC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the effects of macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, high unemployment and currency fluctuations, on the demand for travel or similar experiences;
•the effects of supply constraints on availability of Host homes;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the continued effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, as well as other highly infectious diseases, on our business, the travel industry, travel trends, and the global economy generally;
•our expectations regarding our financial performance, including our revenue, costs, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Free Cash Flow;
•our expectations regarding future operating performance, including Nights and Experiences Booked, Gross Booking Value (“GBV”), Average Daily Rates (“ADR”), and GBV per Night and Experience Booked;
•our ability to attract and retain Hosts and guests;
•our ability to compete in our industry;
•our expectations regarding the resilience of our model, including in areas such as domestic travel, short-distance travel, travel outside of top cities, and long-term stays;
•seasonality, including the return of pre-COVID-19 pandemic patterns of seasonality, and the effects of seasonal trends on our results of operations;
•our expectations regarding the impact of our marketing strategy, and our ability to continue to attract guests and Hosts to our platform through direct and unpaid channels;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to manage expansion into international markets and new businesses;
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
•our expectations regarding our income tax liabilities, including anticipated increases in foreign taxes, and the adequacy of our reserves;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture, and our employee initiatives;
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
•the impact of the ongoing military action between Russia and Ukraine on our business;
•human capital management, including our Live and Work Anywhere policy and diversity and belonging initiatives and commitments;
•environmental, social, and governance matters, including our Net Zero emissions and climate-related initiatives and commitments; and
•our plan to make distributions to our Host Endowment Fund.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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
•Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.
•The COVID-19 pandemic has materially adversely impacted, and may continue to adversely impact, our business, results of operations, and financial condition.
•We have previously incurred net losses and our Adjusted EBITDA and Free Cash Flow have declined in prior periods. We may once again incur net losses and experience a decline in Adjusted EBITDA and Free Cash, and we may not be able to sustain profitability.
•The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.
•Laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.
•We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage Hosts and guests from using our platform, and that could cause us to incur significant liabilities including taxes, compliance costs, fines, and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.
•Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.
•If we are unable to manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.
•The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 92.1% of the voting power of our capital stock as of December 31, 2022.
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

PART I
Item 1. Business

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 4 million Hosts who have welcomed over 1.4 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We strive to connect people and places.

Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

A Resilient Model

As we look forward, we recognize the potential impact of the challenging macroeconomic conditions, including inflation and rising interest rates, potential decreased consumer spending, and the continued disruption of the COVID-19 pandemic on travel across the world.

We believe we are well positioned for the road ahead due to our adaptability and relentless innovation. First, our business model is adaptable. We have nearly every type of space in nearly every location, so however travel changes, we are able to adapt. Regardless of the economic environment, our guests come to Airbnb because they can find great value, and our Hosts can earn extra income. Second, we’ve relentlessly innovated while also staying focused and disciplined. During the height of the pandemic, we made many difficult choices to reduce our spending, making us a leaner and more focused company, and we have kept this discipline ever since.

Our Long-Term Growth Strategy

Our strategy is to continue to invest in our key strengths:

•Unlock more hosting. We will continue to invest in growing the size and quality of our Host community. We plan to attract more Hosts globally by expanding use cases and supporting all different types of Hosts, including those who host occasionally. We will also continue to increase the support that we provide to our Hosts to deliver high-quality stays and experiences for guests.

•Grow and engage our guest community. We intend to continue to attract new guests to Airbnb and will continue to focus on engaging our existing guests to return to book and to use Airbnb with more frequency. With new behaviors developed during the COVID-19 pandemic, we believe the ways that people approach work, living, and travel have fundamentally changed. We believe there will be further opportunities to enhance our offerings based on these new behaviors and attract more guests to our platform.

•Invest in our brand. We intend to continue to invest in our brand to educate new Hosts and guests on the benefits of Airbnb and the uniqueness of our offerings. We will continue to leverage our brand through a cohesive and integrated marketing strategy punctuated by our two product launches per year.

•Expand our global network. We plan to expand our global network and continue to partner with communities to update laws and regulations for short-term rentals to allow more Hosts to join our platform.

•Design new products and offerings. Our innovations are focused on improving our Host and guest experiences, making Airbnb more accessible and appealing for new Hosts and guests and driving increased engagement and loyalty with our existing community. We have made over 340 upgrades to our platform over the past two years, making it even easier to host and guests to book on Airbnb.

Our Platform

Our Platform for Hosts

We built our platform to seamlessly onboard new Hosts, especially those who previously had not considered hosting. We partner with Hosts throughout the process of setting up their listing and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, Host protections, pricing guidance, and feedback from reviews. In November 2022, we launched Airbnb Setup, which is a new way to easily list a home, with free one-to-one guidance from a Superhost Ambassador.

We count the number of Hosts on our platform based on the number of users with available listings, defined as accommodations and experiences that are viewable on our platform (excluding HotelTonight), as of a certain date. We consider a listing of a home or an experience to be an "active listing" if it is viewable on Airbnb and has been previously booked at least once on Airbnb (excluding HotelTonight). In July 2022, all of our mainland Chinese listings were taken down as part of our decision to close the domestic business in China and instead focus on the outbound China business. As of December 31, 2022, we had 6.6 million active listings globally.

Our Platform for Guests

Our website and mobile apps provide our guests with an engaging way to explore a wide variety of unique homes and experiences and an easy way to book them. To better meet the needs of our guests in 2022, we launched a new way to search on Airbnb designed around Airbnb Categories, with over 60 new categories that organize homes based on their style, location, or proximity to a travel activity. In June 2022, we also launched travel insurance for guests to provide guests in certain jurisdictions with the option to insure guest reservations against certain risks associated with their bookings.

Our System of Trust

The system for trust that we have designed includes the following components: Host and guest reviews, account protection, risk scoring, secure payments, a nondiscrimination policy, watchlist and background checks in certain jurisdictions, cleanliness, fraud and scam prevention, insurance and similar protections, booking restrictions, an urgent safety line, a 24/7 neighborhood support line, and a guest refund policy.

We offer top-to-bottom protection for our Hosts through AirCover for Hosts, which we expanded in November 2022. AirCover for Hosts includes, among other features, guest property damage protection of up to $3 million per stay, liability coverage to Hosts of up to $1 million per occurrence in the event of third-party claims of personal injury or property damage, deep cleaning protection, and pet damage protection.

In addition to AirCover for Hosts, we introduced AirCover for guests in May 2022. AirCover for guests provides guests with a booking protection guarantee, a check-in guarantee, a “get-what-you-booked” guarantee, and a 24-hour safety support line.

We have new initiatives under development and will continue to create additional features to strengthen the trust and safety on our platform.

Our Technology

Our technology platform powers our two-sided marketplace and enables our global network of Hosts and guests. As of December 31, 2022, we had more than 1,900 engineers within our product development organization. Given the nature of the business, our technology platform has broad and complex requirements:

•Support of global payments. It supports global payment capabilities; multilingual, real-time, community safety and support; city-specific regulatory support; and sophisticated anti-fraud and anti-money-laundering measures.

•Delivery of deep business insights. It delivers deep business intelligence insights to manage our marketplace, including pricing insights and occupancy optimization for our Hosts.

•Incorporation of sophisticated machine learning. It incorporates sophisticated machine learning to power key areas, from fraud detection, to enabling customized and real-time community support.

•Operation of a microservices architecture. We operate a microservices architecture and are evolving our foundational components to enable us to move rapidly in response to evolving customer needs without sacrificing correctness or stability.

As we continue to evolve our foundational technology, we are focused on the following broad capabilities:

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

Our Marketing

Our marketing strategy includes brand marketing, communications, and performance marketing. Brand marketing increases awareness among potential Hosts and guests, helping them understand the benefits of hosting and booking stays and experiences, and what makes these stays and experiences distinctly Airbnb. Our global communications team works across press, policy, and influencers to share timely and important news about Airbnb. They also oversee the execution of a global consumer, product, corporate, and policy-communications plan that supports our brand strategy and generates considerable press and social media coverage. While performance marketing drives additional traffic from high-intent prospective guests, the strength of the Airbnb brand and our communications strategy allows us to be less reliant on performance marketing.

Human Capital

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2022, we had 6,811 employees.

As of December 31, 2022, we relied on a global network of approximately 11,000 third-party contingent workers to handle the vast majority of our community support contacts. Our internal community support employees are comprised of operations teams who handle complex and sensitive issues, and enablement teams who support all community-facing teams, including our partners.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our Hosts and guests with innovative products and services as well as serve our other stakeholders. As of December 31, 2022, 49% of our global employees identify in the gender binary as women and 16% of our U.S.-based employees identify as under-represented minorities. Through our hiring process, we commit to encouraging diversity and eliminating bias, and we publish the changing demographic makeup of our workforce to hold ourselves accountable. We are also focused on supporting our employees across the full employee lifecycle from recruitment to onboarding to ongoing development.

Given the productivity of our workforce throughout the COVID-19 pandemic, in April 2022, we announced our Live and Work Anywhere policy. This policy allows for the vast majority of our employees to work remotely on a permanent basis. We believe that expanding our talent pool beyond the commuting radius near our offices will allow us to attract the best and most diverse employees over time. We aim to create a highly coordinated working culture, and as such, will continue to promote ways to keep employees highly engaged and connected by aligning employees’ work through our roadmap, as well as curating employee collaboration sessions either in the office or at off-site locations.

Climate Change

In 2021, we announced our commitment to operating as a Net Zero company for our global corporate operations by 2030. To meet our goal, we have committed to a number of steps, including reducing greenhouse gas emissions associated with our corporate operations, and investing in quality nature-based solutions to offset residual emissions. This commitment is the latest step we are taking to help address the climate crisis. In 2020 and 2021, we achieved 100 percent renewable energy in our global offices, fulfilling a commitment we made in 2020, by purchasing energy attribute certificates sufficient to match our global electricity use for our corporate operations for those years. Additionally, in early 2021, we became a founding participant in the Lowering Emissions by Accelerating Forest Finance Coalition, a new public-private initiative that has mobilized $1 billion to fight tropical deforestation.

Regulations

We are subject to laws, regulations, and rules that affect the short-term rental and home sharing business at city, state, country, and regional levels. While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental laws, and could follow suit and enact regulations. We seek to work with governments to establish clear, fair, and workable home sharing rules to create clarity for our Hosts.

No single city represented more than 1.3% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2022 or 1.1% of our active listings as of December 31, 2022. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new Hosts and guests, while our refunds to Hosts and guests are part of our support activities. We do not believe that the current regulations in our top 10 cities, in the aggregate, have had or are expected to have a material adverse impact on our results of operations and financial condition. We will continue to collaborate with policymakers to implement sensible legislation around the world.

In addition to laws, regulations, and rules directly applicable to the short-term rental and home sharing business, we are subject to a wide variety of laws, regulations and rules governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data privacy, data security, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws, regulations, and rules governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. Additionally, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; data privacy, data security, and cybersecurity; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing.

Our business collects, processes and uses the personal data of individuals across the globe. As a result, compliance with laws on data privacy and data security regulating the storage, sharing, use, processing, transfer, disclosure, and protection of personal data is core to our strategy and integral to the creation of trust in our platform. We take a variety of technical and organizational security measures and other procedures and protocols to protect data, including data pertaining to Hosts, guests, employees, and others. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This increases the complexity of compliance requirements, may limit offerings, and result in additional expenses while also diverting attention and resources from other projects. Regulators around the world continue to propose more stringent data privacy and data security laws, and these laws are rapidly increasing in number, complexity, enforcement, fines, and penalties. Data privacy and data security laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction.

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

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and Europe, the Middle East, and Africa (“EMEA”). Our key business metrics, including Gross Booking Value (“GBV”) and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. Our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees generally make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and lower sequential level of Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” included in Item 7 of Part 2 of this Annual Report on Form 10-K for definitions of our key business metrics.

While we saw COVID-19 distort the historical patterns of seasonality for our GBV, revenue, Adjusted EBITDA, and Free Cash Flow in 2020 and 2021 as a result of travel restrictions and changing travel preferences relating to the COVID-19 pandemic, we saw pre-pandemic patterns of seasonality return in 2022.

Competition

We operate in a highly competitive environment. As we seek to expand our community globally, we face competition in attracting Hosts and guests.

Competition for Hosts

We compete to attract and retain Hosts to and on our platform to list their homes and experiences, as Hosts have a range of options for doing so. We compete for Hosts based on many factors including the volume of bookings generated by guests, ease of use of our platform, the service fees we charge, Host protections, such as those included in AirCover for Hosts, and our brand.

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
•Property management companies, such as Vacasa, Sonder, Inspirato, Evolve, Awaze, and other regional property management companies; and
•Online platforms offering experiences, such as Viator, GetYourGuide, Klook, Traveloka, TUI Musement, and KKDay.

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

We have a substantial patent portfolio, consisting of issued patents and pending patent applications from the United States and multiple foreign jurisdictions. The portfolio includes both organically grown patent assets and a large number of assets acquired from IBM as part of a

2020 patent litigation settlement. We own a trademark portfolio with protections in more than 170 countries in which we currently operate for our primary brands — AIRBNB and our Bélo logo. Additionally, we own trademark protections around the world for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color, localizations, translations, and transliterations of our primary brands, and brands associated with businesses we have acquired. We have registered domain names that we use in or relate to our business, such as the airbnb.com domain name and country code top level domain name equivalents.

Available Information

Our website address is www.airbnb.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website (investors.airbnb.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our quarterly results calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

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

We have experienced significant revenue growth in the past; however, our revenue growth rate has slowed over time and there is no assurance that historic growth rates will return. Our future revenue growth depends on the growth of supply and demand for listings on our platform, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries and the short and long-term accommodation regulatory landscape. In addition, we believe that our revenue growth depends upon a number of factors, including:

•global macroeconomic conditions, including inflation and rising interest rates and recessionary concerns;
•our ability to retain and grow the number of guests and Nights and Experiences Booked;
•our ability to retain and grow the number of Hosts and the number of available listings on our platform;
•events beyond our control such as pandemics and other health concerns, restrictions on travel and immigration, political, social or economic instability, including international disputes, war, or terrorism, trade disputes, economic downturns, and the impact of climate change on travel including the availability of preferred destinations and the increase in the frequency and severity of weather-related events, including fires, floods, droughts, extreme temperatures and ambient temperature increases, severe weather, and other natural disasters, and the impact of other climate change on seasonal destinations;
•competition;
•the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, Hosts, and/or guests, including changes in short-term occupancy, tax laws, and real estate broker laws;
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
•the COVID-19 pandemic or any future pandemic or epidemic and its impact on the travel and accommodations industries; and
•other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, such as the ongoing COVID-19 pandemic, challenging macroeconomic conditions, changes in Host and guest preferences, any of the other factors described above, or in this Annual Report on Form 10-K or otherwise, may result in decreased revenue and our business, results of operations, and financial condition would be materially adversely affected.

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

Hosts manage and control their spaces and experiences and typically market them on our platform with no obligation to make them available to guests for specified dates and with no obligation to accept bookings from prospective guests. We have had many Hosts list their properties on our platform in one period and cease to offer these properties in subsequent periods for a variety of reasons. While we plan to continue to invest in our Host community and in tools to assist Hosts, these investments may not be successful in growing our Hosts and listings on our platform. In addition, Hosts may not establish or maintain listings if we cannot attract prospective guests to our platform and generate bookings from a large number of guests. If we are unable to retain existing Hosts or add new Hosts, or if Hosts elect to market their listings exclusively with a competitor or cross-list with a competitor, we may be unable to offer a sufficient supply and variety of properties or experiences to attract guests to use our platform. In particular, it is critical that we continue to attract and retain individual Hosts who list their spaces, including private rooms, primary homes, or vacation homes, on Airbnb. We attract individual Hosts predominantly through organic channels such as word of mouth and our strong brand recognition. If we are unable to attract and retain individual Hosts in a cost-effective manner, or at all, our business, results of operations, and financial condition would be materially adversely affected.

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

In addition, the number of listings on Airbnb may decline as a result of a number of other factors affecting Hosts, including: the COVID-19 pandemic; enforcement or threatened enforcement of laws and regulations, including short-term occupancy and tax laws; private groups, such as homeowners, landlords, and condominium and neighborhood associations, adopting and enforcing contracts that prohibit or restrict home sharing; leases, mortgages, and other agreements, or regulations that purport to ban or otherwise restrict home sharing; Hosts opting for long-term rentals on other third-party platforms as an alternative to listing on our platform; economic, social, and political factors; perceptions of trust and safety on and off our platform; negative experiences with guests, including guests who damage Host property, throw unauthorized parties, or engage in violent and unlawful acts; and our decision to remove Hosts from our platform for not adhering to our Host standards or other factors we deem detrimental to our community.

We believe that our Host protection programs, including those provided through AirCover for Hosts, are integral to retaining and acquiring Hosts. AirCover for Hosts includes but is not limited to our Host Damage Protection program, which protects Hosts against guest property damage of up to $3 million, and our Host Liability Insurance and Experiences Liability Insurance, which provide liability insurance of up to $1 million, to protect our Hosts against qualifying third-party claims for personal injury or property damage. If we discontinue these programs or these programs prove less effective, whether because our payouts under these programs or our insurance premiums become cost prohibitive or for any other reason, then the number of Hosts who list with us may decline.

In addition, we have incurred, and may continue to incur, higher than normal payments via refunds and travel credit issuance to guests who cancel for reasons related to COVID-19. Hosts and guests whose reservations are canceled under our extenuating circumstances policy, including for reasons related to COVID-19, have had and may continue to have a negative view of such policy and may experience negative financial impacts as a result of such cancellations. This could materially negatively impact our relationship with our Hosts and guests, resulting in Hosts leaving our platform, removing their listings, and/or offering less availability, or fewer repeat guests, which in turn could have a material adverse impact on our business, results of operations, and financial condition.

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

Our success depends significantly on existing guests continuing to book and attracting new guests to book on our platform. Our ability to attract and retain guests could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

•events beyond our control such as the ongoing COVID-19 pandemic, other pandemics and health concerns, restrictions on travel, immigration, trade disputes, economic downturns, and the impact of climate change on travel including the availability of preferred destinations and the increase in the frequency and severity of weather-related events, including fires, floods, droughts, extreme temperatures and ambient temperature increases, severe weather and other natural disasters, and the impact of other climate change on seasonal destinations;
•political, social, or economic instability;
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
•actual or perceived discrimination by Hosts in deciding whether to accept a requested reservation;
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

Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries. The outbreak of COVID-19 and emergence of its variants caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on cross-border travel. Other events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, severe weather, droughts, extreme temperatures and ambient temperature increases, and volcanic eruptions, the frequency and severity of which may be increasingly impacted by climate change in future years (although it is currently impossible to predict with accuracy the scale of such impact), and travel-related health concerns including pandemics and epidemics such as Ebola, Zika, and Middle East Respiratory Syndrome, restrictions related to travel including COVID-19 related vaccination requirements, trade or immigration policies, wars, such as the ongoing military action between Russia and Ukraine, terrorist attacks, sources of political uncertainty, political unrest, protests, violence in connection with political or social events, foreign policy changes, regional hostilities, flight capacity restrictions, immigration restrictions (including backlogs on passport renewals or limitations on visa grants), imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change and climate-related migration, work stoppages, labor unrest, or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because many of these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which could materially adversely affect our business, results of operations, and financial condition. In addition, increasing awareness of the impact of air travel on climate change and the impact of over-tourism may adversely impact the travel and hospitality industries and demand for our platform and services, whether due to the imposition of policies and regulations or changing societal attitudes towards travel.

Additionally, the impact of macroeconomic conditions, including adverse economic conditions, are highly uncertain and cannot be predicted. Our financial performance is subject to global economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, worldwide or regional recession, unemployment, consumer debt, reductions in net worth, fluctuations in exchange rates, inflation, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Additional adverse macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, high unemployment, and currency fluctuations can adversely affect consumer confidence in spending and materially adversely affect the demand for travel or similar experiences. Additionally, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages or cost increases, labor and healthcare costs, and other economic factors. These factors may affect demand for our offerings, and uncertainty about global or regional economic conditions can also have a negative adverse impact on the number of Hosts and guests who use our platform. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in the bookings and prices for stays and experiences on our platform and an increase in cancellations, and thus result in lower revenue. Leisure travel in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions have led to a general decrease in leisure travel and travel spending in the past, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

The COVID-19 pandemic has materially adversely impacted, and may continue to adversely impact, our business, results of operations, and financial condition.

Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. Government regulations in response to the pandemic and changes in social behaviors have closed or limited certain government functions, businesses, or have otherwise limited social or public gatherings. Such mitigation measures that have impacted our business include travel restrictions or quarantine and shelter-in-place orders. These responses, which continue to shift as variants or outbreaks of COVID-19 continue to develop, have had and may continue to have a material adverse impact on our business and operations and on travel behavior and demand.

Global economic conditions and consumer trends have shifted since early 2020 in response to the COVID-19 pandemic, and continue to persist and may have a long-lasting adverse impact on us and the travel industry independently of the progress of the pandemic.

The extent of the continued impact of the COVID-19 pandemic or any future pandemic or epidemic on our business and financial results will depend largely on future developments globally and within the United States, the prevalence of local, national, and international travel restrictions (including new or reinstated restrictions as a result of COVID-19 variants or other highly infectious diseases), vaccination requirements in connection with travel, and impacts and fluctuations in demand for travel, including air travel or gas prices. To the extent the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Annual Report on Form 10-K. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic or any future pandemic or epidemic and changes in macroeconomic conditions that are not currently foreseeable, may materially adversely impact our business, results of operations, and financial condition.

We have previously incurred net losses and our Adjusted EBITDA and Free Cash Flow have declined in prior periods. We may once again incur net losses and see a decline in Adjusted EBITDA and Free Cash Flow and we may not be able to sustain profitability.

Although we had net income of $1.9 billion for the year ended December 31, 2022, we incurred net losses of $4.6 billion and $352.0 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $6.0 billion. Any failure to increase our revenue or any failure to manage an increase in our operating expenses could prevent us from sustaining profitability as measured by net income, operating income, or Adjusted EBITDA.

Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards will continue to be a significant expense in future periods. In addition, in the first quarter of 2022, we began using corporate cash to make required tax payments associated with the vesting of employee RSUs and withhold a corresponding number of shares from employees. We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle employee RSUs.

Although we had positive Adjusted EBITDA of $1.6 billion and $2.9 billion for the years ended December 31, 2021 and 2022, respectively, we had negative Adjusted EBITDA of $(251.0) million for the year ended December 31, 2020. Our Free Cash Flow was $(777.9) million, $2.3 billion, and $3.4 billion for the years ended December 31, 2020, 2021 and 2022, respectively. While our Adjusted EBITDA and Free Cash Flow increased in 2021 and 2022, we may experience declines in Adjusted EBITDA and Free Cash Flow in the future. Adverse developments in our business, including lower than anticipated revenue, higher than anticipated operating expenses, impacts of the ongoing COVID-19 pandemic and net unfavorable changes in working capital, could result in a negative trend in our Adjusted EBITDA and Free Cash Flow. If our future Adjusted EBITDA or Free Cash Flow fail to meet investor or analyst expectations, it is likely to have a materially adverse effect on our stock price. Adjusted EBITDA and Free Cash Flow are supplemental metrics that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA and Free Cash Flow to the most directly comparable financial measure stated in accordance with GAAP and for additional information.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting Hosts and guests.

•Hosts. We compete to attract, engage, and retain Hosts on our platform to list their spaces and experiences. Hosts have a range of options for listing their spaces and experiences, both online and offline. It is also common for Hosts to cross-list their offerings. We compete for Hosts based on many factors, including the volume of bookings generated by our guests; ease of use of our platform (including onboarding, community support, and payments); the service fees we charge; Host protections, such as our Host Liability Insurance, Experiences Liability Insurance, and Host Damage Protection program; and our brand.

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
•Property management companies, such as Vacasa, Sonder, Inspirato, Evolve, Awaze, and other regional property management companies; and
•Online platforms offering experiences, such as Viator, GetYourGuide, Klook, Traveloka, TUI Musement, and KKDay.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from Hosts and guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater name and brand recognition, longer operating histories, larger marketing budgets, and loyalty programs, as well as substantially greater financial, technical, and other resources. In addition, our current or potential competitors have access to larger user bases and/or inventory for accommodations, and may provide multiple travel products, including flights. As a result, our competitors may be able to provide consumers with a better or more complete product experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or Host and guest requirements or preferences. The global travel industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before we do.

There are now numerous competing companies that offer homes for booking, which may be cross-listed on our platform, listed on competing platforms, and/or available through direct booking sites. Some of these competitors also aggregate property listings obtained through various sources, including the websites of property managers. Some of our Hosts have chosen to cross-list their properties, which reduces the availability of such properties on our platform. When properties are cross-listed, the price paid by guests on our platform may be or may appear to be less competitive for a number of reasons, including differences in fee structure and policies, which may cause guests to book through other services, which could materially adversely affect our business, results of operations, and financial condition. Certain property managers reach out to our Hosts and guests to incentivize them to list or book directly with them and bypass our platform, and certain Hosts may encourage transactions outside of our platform, which reduces the use of our platform and services.

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

Since we began our operations in 2008, there have been and continue to be legal and regulatory developments that affect the short-term rental, long-term rental, and home sharing business. Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business in both local and national jurisdictions. Other private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict short-term rentals, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of Hosts to list their spaces. These groups and others cite concerns around affordable housing and over-tourism in major cities among other issues, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term or long-term rental of properties and/or home sharing. For example, in December 2021, the European Commission closed a consultation in relation to a potential EU Short Term Rental Instrument which, if enacted, could have a material impact on the way short-term rentals are regulated in the European Union and the obligations on platforms (including around data sharing or the need to enforce registration schemes). In response, in November 2022, the European Commission proposed a regulation intended to enhance and harmonize transparency, registration, and reporting requirements for short term rental platforms. Specific obligations include steps to enhance the transparency of certain host information on the platform (such as host registration numbers where required locally) and reporting by the platform to local authorities (including, for example, Host information, length of stay, and number of guests). If enacted, this regulation could have a material impact on the way short-term rentals are regulated in the European Union and would require additional resources to assess our compliance and make appropriate adjustments in order to comply with its requirements. This regulation is intended to complement the DSA (defined below), such that relevant platforms, including ours, will be subject to both of these pieces of legislation.

Legislation in other regions also could have a material impact on the way short-term and long-term rentals are regulated. Such regulations include ordinances that restrict or ban Hosts from short-term rentals or long-term rentals, set annual caps on the number of days Hosts can share their homes, require Hosts to register with the municipality or city, or require Hosts to obtain permission before offering short-term rentals, or impose obligations on us to assist in the enforcement of these regulations. For example, in New York City a law enacted in 2022 limits the properties that can host short-term rentals. It also contains several new obligations for short-term rental hosts and platforms. In addition, some jurisdictions regard short-term rental or home sharing as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property. In November 2022, the Digital Services Act (the “DSA”) came into force. The majority of the substantive provisions of the DSA will begin to take effect between 2023 and 2024. The DSA will govern, among other things, potential liability for illegal content on platforms, the traceability of traders, and transparency reporting obligations, including information on “monthly active recipients” in the European Union. The DSA may increase our compliance costs and require additional resources as well as changes to our processes and operations. Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, or widespread enforcement actions that limit the ability of Hosts to share their spaces. If laws, regulations, rules, or agreements significantly restrict or discourage Hosts in certain jurisdictions from sharing their properties, it would have a material adverse effect on our business, results of operations, and financial condition.

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

While we seek to work with governments, we have in the past been, and are likely in the future to become, involved in disputes with government agencies regarding such laws and regulations. For example, some governments have attempted to impose fines on us regarding what they contend is illegal offering of short-term accommodations in violation of applicable laws. Certain jurisdictions have adopted laws and regulations that seek to impose various types of taxes, including lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our Hosts and/or us, and withholding obligations on us, as more fully described in our risk factor titled “— Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform.” In addition, some third parties and regulators have asserted and may in the future assert that we, through our operations, are subject to regulations with respect to short-term rentals, Host registration, licensing, and other requirements for the listing of accommodations and experiences, such as real estate broker or agent licenses, travel agency licenses, e-commerce platform operator, and insurance-related licenses. We could be held liable and incur significant financial and potential criminal penalties if we are found to have violated any of these regulations. In certain jurisdictions, we have resolved disputes concerning the application of these laws and regulations by agreeing, among other things, to remove listings from our platform at the request of government entities, to require Hosts to enter a permit or registration number or take other action before publishing listings on our platform, to share certain data with government agencies to assist in the enforcement of limits on short-term or long-term rentals as well as the enforcement of safety regulations, and to implement measures to confirm to the government that Hosts are operating in compliance with applicable law. When a government agency seeks to apply laws and regulations in a manner that limits or curtails Hosts’ or guests’ ability or willingness to list and search for accommodations in that particular geography, we have attempted and may continue to attempt through litigation or other means to defend against such application of laws and regulations, but have sometimes been and may continue to be unsuccessful in certain of those efforts. Further, if we or our Hosts and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with Hosts and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement may be publicly available and could create a precedent that may lead to similar disputes in other jurisdictions and may put us in a weaker bargaining position in future disputes with other governments.

We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage Hosts and guests from using our platform, and that could cause us to incur significant liabilities including taxes, compliance costs, fines, and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition to laws and regulations directly applicable to the short-term rental, long-term rental, and home sharing business as discussed in our risk factor titled “— Laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, data privacy, data security, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services and insurance services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. We are also subject to federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements.

As a result of the COVID-19 pandemic, many jurisdictions have adopted and may continue to adopt or modify laws, rules, regulations, and/or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions, such as vaccination requirements for travel to and/or from certain regions. In addition, many jurisdictions have limited social mobility and gatherings. As the COVID-19 pandemic or related restrictions continue, governments, corporations, and other authorities may continue to implement restrictions or policies that could further restrict the ability of our Hosts and guests to participate on our platform.

There is increased governmental interest in regulating technology companies in areas including platform content, data privacy, data security, intellectual property protection, ethical marketing, tax, data localization and data access, artificial intelligence or algorithm-based bias or discrimination, competition, and real estate broker related activities. In addition, increasing governmental interest in, and public awareness of, the impacts and effects of climate change and greater emphasis on sustainability by federal, state, and international governments could lead to further regulatory efforts to address the carbon impact of housing and travel. In particular, the current regulatory landscape regarding climate change (including disclosure requirements and requirements regarding energy and water use and efficiency), both within the United States and in many other locations where we operate worldwide, is evolving at a pace, and is likely to continue to develop in ways, that require our business to adapt. Many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, including disclosure requirements relating thereto, and some U.S. states have also adopted various environmental, social and governance (“ESG”)-related efforts, initiatives and requirements. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, including laws and regulations which are responsive to ESG trends or otherwise seek to reduce the carbon emissions relating to travel and set minimum energy efficiency requirements, which could materially adversely affect our business, results of operations, and financial condition. In particular, stricter regulation in relation to energy and water use and efficiency requirements could lead to a reduced number of listings in affected jurisdictions. The legislative landscape continues to be in a state of constant change as well as legal challenge with respect to these laws and regulations, making it difficult to predict with certainty the ultimate impact they will have on our business in the aggregate. We incur significant expenses and commit significant resources so that our platform can comply with applicable laws and regulations; however, there is no assurance that we will be able to fully implement technical upgrades and other system implementations in a timely manner since implementations often involve building new infrastructure and tools, which contain the inherent risk of unplanned errors and defects, and in certain instances we may be unable to respond to legislation or regulation in a way that fully mitigates any negative impacts our business.

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. For example, the UK laws and regulations that impact our UK and EU operations, including those relating to payment processing, data privacy and data security, legal protection for platforms, workers’ rights, and intellectual property changed or may change following the United Kingdom’s departure from the European Union. The Omnibus Directive also introduces stricter penalties for breaches of consumer protection law. This includes an introduction of fines as a mandatory element of penalties in some situations and higher amounts, as well as additional information requirements. The Collective Redress Directive replaced its predecessor in November 2020. This relatively new Directive allows for the recovery of monetary compensation on behalf of large classes of consumers, and greatly extends the scope to new areas, including for example misleading and comparative advertising, data privacy and data security. The European Union is also enhancing the regulation of digital services, and in November 2022, the DSA came into force. The majority of the substantive provisions of the DSA will begin to take effect between 2023 and 2024. The DSA will govern, among other things, potential liability for illegal content on platforms, traceability of traders, and transparency reporting obligations, including information on “monthly active recipients” in the European Union. The DSA may increase compliance costs and require additional resources as well as changes to our processes and operations. In parallel, the Digital Markets Act (the “DMA”) came into force in November 2022 and introduces ex ante regulation of certain large online platforms. We do not anticipate being designated a regulated gatekeeper platform for the purposes of the DMA although this could change at some point in the future. Some European jurisdictions (such as Germany) have also introduced new competition rules in relation to digital platforms similar to the DMA at the national level. These laws may contain certain regulatory requirements and/or obligations that could negatively impact the business of companies like ours. Furthermore, some of our Hosts or some of our offerings may now or in the future be subject to the European Package Travel Directive, which imposes various obligations upon package providers and upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers. Our efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from operations.

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

We have been, and expect to continue to be, subject to various government inquiries, investigations, audits, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, long-term rentals, and home sharing, tax, escheatment, consumer protection, pricing and currency display, advertising, discrimination, data sharing, payment processing, data privacy, data security, cancellation policies, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and also management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices, including enabling tax collection, tax reporting, display of Host registration numbers, and removal of noncompliant listings. We are unable to predict the outcomes and implications of such inquiries, investigations, and proceedings on our business, and such inquiries, investigations, and proceedings could result in damages, large fines and penalties, and require changes to our products and operations, and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adopted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government inquiries, investigations, and proceedings.

We have been involved in litigation with national governments, trade associations and industry bodies, municipalities, and other government authorities, including as a plaintiff and as a defendant, concerning laws seeking to limit or outlaw short-term and long-term rentals and to impose obligations or liability on us as a platform. In the United States, we have been involved in various lawsuits concerning whether our platform is responsible for alleged wrongful conduct by Hosts who engage in short-term rentals. Claims in such cases have alleged illegal hotel conversions, real estate license requirements, violations of municipal law around short-term occupancy or rentals, unlawful evictions, or violations of lease provisions or homeowners’ association rules. Legal claims have been asserted for alleged discriminatory conduct undertaken by Hosts against certain guests, and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights, or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the DSA and the European E-Commerce Directive and its national transpositions are interpreted by the courts or otherwise modified or amended, as our platform and services to our Hosts and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, hidden camera incidents, and privacy violations that occurred at listings or experiences during a booking made on our platform. We also have had putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations, and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands, and other regulatory actions.

Notwithstanding the decision of the Court of Justice of the European Union (“CJEU”) on December 19, 2019 ruling that Airbnb is a provider of information society services under the E-Commerce Directive, there continue to be new laws and government initiatives within the European Union attempting to regulate Airbnb as a platform. In several cases, national courts are evaluating whether certain local rules imposing obligations on platforms can be enforced against us. For example, we are challenging laws in various European jurisdictions requiring short-term rental platforms to act as withholding tax agent for Host income taxes, to collect and remit tourist taxes, and to disclose user data. Adverse rulings in these national cases are possible and could result in changes to our business practices in significant ways, increased operating and compliance costs, and lead to a loss of revenue for us. In addition, the DSA came into force in November 2022, and amends certain aspects of the E-Commerce Directive to enhance the rules that apply to platforms.

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

We are also subject to unclaimed or abandoned property (escheatment) laws which require us to turn over to government authorities the property of others held by us that has been unclaimed for a period specified by such laws, as well as audits by government authorities regarding our escheatment practices, which may result in additional escheatment of unclaimed property and payment of interest and penalties. The laws governing unclaimed property matters are complex and subject to varying interpretations by companies and government authorities. An unfavorable audit could negatively impact our results of operations and cash flows in future periods.

Adverse results in any regulatory inquiry, litigation, legal proceedings, audit, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, compensation orders, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services. Moreover, many regulatory inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and nonmonetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. We use various software platforms that in some instances have limited functionality which may impede our ability to fully retrieve records. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

If we are unable to manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We are a global platform with Hosts in more than 220 countries and regions and over 100,000 cities and towns, and a global guest community. As of December 31, 2022, we had offices in 29 cities and had approximately 2,820 employees located internationally. For the year ended December 31, 2022, 54% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, which include:

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

In addition, we will continue to incur significant expenses to operate our outbound business in China, and we may never achieve profitability in that market. These factors, combined with sentiment of the workforce in China, and China’s policy towards foreign direct investment may particularly impact our operations in China. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions and which may not be implemented within regulatory timelines.

We are subject to various requirements and requests from government agencies to share information on users who use services in China through our platform. Failure to comply with such requests or other requirements as interpreted by government agencies may lead to impairment or disruption to our business and operations, including failing to obtain or losing the necessary licenses to operate in China, the blocking of our platform and services in China, and/or enforcement action against our community, corporate entities, or officers. Our failure to comply with such requests or requirements, or conversely our compliance with such requests or requirements, could materially adversely affect our brand, reputation, business, results of operations, and financial condition. Further, given that our headquarters is in the United States, any significant or prolonged deterioration in U.S.-China bilateral relations or escalation of geo-political risk in China could adversely affect our outbound business in China.

The Chinese government has adopted laws, regulations, and implementation measures that govern the dissemination of content over the Internet and data processing in China. These impose additional requirements for certain categories of operators, and are continuing to develop and be clarified. At this point, it is uncertain what obligations will apply to us in the future, and we cannot predict what impact these new laws and regulations or the increased costs of compliance, if any, will have on our operations in China. Actions by the U.S. government could also impair our ability to effectively operate in China, including through the use of Executive Orders or trade blacklists to ban or limit the use of services provided by Chinese third parties.

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

Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. Additionally, there have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, and current protections from liability for third-party content in the United States could decrease or change. There is proposed U.S. federal legislation seeking to hold platforms liable for user-generated content, including content related to short-term or long-term rentals. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

The European Union is also reviewing the regulation of digital services. In November 2022, the DSA came into force. The majority of the substantive provisions of the DSA will begin to take effect between 2023 and 2024. The DSA will govern, among other things, potential liability for illegal content on platforms, traceability of traders, and transparency reporting obligations. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content.

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

In the European Union, the Consumer Rights Directive and the Unfair Commercial Practices Directive harmonized consumer rights across the EU member states. In 2018, the European Commission and a group of European consumer protection authorities (through the Consumer Protection Cooperation Network) investigated our customer terms and price display practices, which required us to make certain changes to our terms and price display practices. If Consumer Protection Regulators find that we are in breach of consumer protection laws, we may be fined or required to change our terms and processes, which may result in increased operational costs. Consumers and certain Consumer Protection Associations may also bring individual claims against us if they believe that our terms and/or business practices are not in compliance with local consumer protection laws. Currently, class actions may also be brought in certain countries in the European Union, and the Collective Redress Directive extends the right to collective redress across the European Union.

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

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of other areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights (including in respect of our own operations and throughout our supply chain), matters associated with our broader supply chain (including Hosts, guests, and other business partners), sustainability issues associated with human travel and migration, increased energy and water consumption, diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the climate and local environment, and public health policies that may cause geopolitical backlash, our business partners, private companies where we have minority investments, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our Hosts, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

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

We have no control over or ability to predict the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, experience, or otherwise, and therefore, we cannot guarantee the safety of our Hosts, guests, and third parties. The actions of Hosts, guests, and other third parties have resulted and can further result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, brand, and reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us. We do not verify the identity of all of our Hosts and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by Hosts and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. We screen against certain regulatory, terrorist, and sanctions watch lists, conduct criminal background checks for certain U.S. Hosts, U.S. guests, and Hosts in India, and conduct additional screening processes to flag and investigate suspicious activities. These processes are beneficial but not exhaustive and have limitations due to a variety of factors, including laws and regulations that prohibit or limit our ability to conduct effective background checks in some jurisdictions, the unavailability and inaccuracy of information, and the inability of our systems to detect all suspicious activity. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity on our platform. The criminal background checks for certain U.S. Hosts, U.S. guests, and Hosts in India, and other screening processes rely on, among other things, information provided by Hosts and guests, our ability to validate that information, the accuracy, completeness, and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area such as in the data privacy and data security space, and on the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility, and we do not run criminal background checks and other screening processes on third parties who may be present during a reservation made through our platform.

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

We have also faced civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable listings, discriminatory policies, data processing, practices, or behavior on and off our platform or by Hosts, guests, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other Host, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools, and procedures to help protect Hosts, guests, and the communities in which our Hosts operate, we may not be successful in doing so. Similarly, listings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm guests and public perception of the quality and safety of listings on our platform and materially adversely affect our reputation, business, results of operations, and financial condition.

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
•there have been undisclosed and hidden cameras at properties; and
•there have been incidents of Hosts and guests engaging in criminal, fraudulent, or unsafe behavior and other misconduct while using our platform.

The methods used by perpetrators of fraud and other misconduct are complex and constantly evolving, and our trust and security measures have been, and may currently or in the future be, insufficient to detect and help prevent all fraudulent activity and other misconduct; for example:

•there have been incidents where Hosts have misrepresented the quality and location or existence of their properties, in some instances to send guests to different and inferior properties;
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

In addition, certain regions where we operate have higher rates of violent crime or varying safety requirements, which can lead to more safety and security incidents, and may adversely impact the adoption of our platform in those regions and elsewhere.

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of Hosts, guests, or third parties, our ability to attract and retain Hosts and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter home sharing regulations or regulatory inquiries into our platform policies and business practices. In the United States and other countries, we have seen listings being used for parties in violation of Airbnb’s policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our Hosts, guests, and third parties for compensation due to fatalities, accidents, injuries, assaults, theft, property damage, data privacy and data security issues, fraudulent listings, and other incidents that are caused by other Hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Our third-party insurance, which may or may not be applicable to all claims, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. As we expand our offerings and tiers, or if the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety on our platform, combat fraudulent activities and other misconduct and improve community trust, such as requiring identity and other information from Hosts and guests, attempting to confirm the location of listings, removing suspected fraudulent listings or listings repeatedly reported by guests to be significantly not as described, and removing Hosts and guests who fail to comply with our policies. These measures are long-term investments in our business and the trust and safety of our community. However, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces Host and guest activity on our platform, and could materially adversely affect our business. Implementing the trust and safety initiatives we have announced, which include limited verification of Hosts and listings, restrictions on “party” houses, restrictions on certain types of bookings, and our neighbor hotline, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced Host and guest retention, which could also materially adversely affect our business. As we operate a global platform, the timing and implementation of these measures will vary across geographies and may be restricted by local law requirements. We have invested and plan to continue to invest significantly in the trust and safety of our platform, but there can be no assurances that these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

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

Growing focus on evolving environmental, social, and governance issues (“ESG”) by shareholders, customers, regulators, politicians, employees, and other stakeholders may impose additional risks and costs on our business.

ESG matters have become an area of growing and evolving focus among our shareholders and other stakeholders, including among customers, employees, regulators, politicians, and the general public in the United States and abroad. In particular, companies, including Airbnb, face heightened expectations with respect to their practices, disclosures, and performance in relation to climate change, diversity, equity and inclusion, human rights, energy and water consumption, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics.

We are committed to maintaining strong relationships with all of our key stakeholders, including our Hosts, guests, the communities within which we operate in, employees, and shareholders and we have taken and continue to take steps to serve each of our stakeholder groups. We also endeavor to maintain productive relationships with regulators and other constituencies with whom we engage. Notwithstanding our commitments to stakeholders and intentions with respect to other constituencies, if we fail to meet evolving investor, regulator, and other stakeholder expectations on ESG matters, if we are perceived not to have responded appropriately or in a timely manner to ESG issues that are material, or perceived to be material, to our business (including failing to pursue or achieve our stated goals, targets and objectives within the timelines we announce, failing to satisfy reporting and disclosure expectations or requirements, or if there are real or perceived inaccuracies in the data and information we report), if we fail to accurately report ESG-related data, or if we fail to fully understand, reflect, disclose, mitigate or manage risks associated with environmental or social matters, we may experience harm to our brand and reputation, adverse press coverage, a reduction in our attractiveness as an investment, greater regulatory scrutiny and potential legal claims, greater difficulties in attracting and retaining customers and talent, increased costs associated with our legal compliance, insurance, or access to capital, and as a consequence, our business, results of operations, financial condition, and/or stock price could be materially adversely affected. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG commitments and reporting obligations.

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

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a Host or guest’s web browser or device — and related and similar technologies to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. For example, we are subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. In the European Union and United Kingdom under national laws derived from the ePrivacy Directive, informed consent is often required for the placement of a cookie or similar technology on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The GDPR and similar laws also strictly regulate our use of personal data for marketing purposes. Additional legislation in this space is anticipated, which may increase the burden on our business and fines for non-compliance. While the text of the ePrivacy Regulation is still under development, recent European court and regulatory decisions as well as guidance are driving increased attention to cookies and tracking technologies, in particular in the online behavioral advertising ecosystem. We are seeing increased proactive enforcement activity in this area by European data regulators coupled with investigations flowing from complaints made by privacy activist groups. In the United States, several states have enacted laws that regulate the use of consumers’ personal information for marketing purposes. In California, the California Consumer Privacy Act (as amended by the California Privacy Rights and Enforcement Act of 2020) (“CCPA” ) gives consumers the right to opt out of the “sale” or “ sharing” or their personal information, where sharing is specifically tied to sharing of personal information for cross-context behavioral advertising. With respect to the sale or sharing of personal information, the California Attorney General recently signaled an intent to aggressively enforce the CCPA’s requirements on consumer opt-outs of the sale of personal information. Additionally, laws going into effect in 2023 in Virginia, Colorado, Connecticut, and Utah give consumers the right to opt out of “targeted advertising.”

If the trend continues of increasing regulation and enforcement by regulators of the technology we use for marketing, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. We could also face negative publicity or reputation damage as a result of regulatory action or from being named in complaints or enforcement actions about our practices. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective Hosts and guests, and thus materially adversely affect our business, results of operations, and financial condition. Additionally, some providers of consumer devices and web browsers have implemented means to make it easier for consumers to prevent the placement of cookies, to block other tracking technologies or to require new permissions from consumers for certain activities, which could, if widely adopted, significantly reduce the effectiveness of our marketing efforts.

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

In March 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes"). In addition, on October 31, 2022, we entered into a five-year unsecured revolving credit facility with $1.0 billion of initial commitments from a group of lenders (“2022 Credit Facility”). As of December 31, 2022, there were no borrowings outstanding under the 2022 Credit Facility, and we had total outstanding letters of credit of $28.5 million under the 2022 Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In addition, our existing credit agreement for our 2022 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. The covenants in the agreement governing our 2022 Credit Facility (the “Credit Agreement”), among other things, limit our and our subsidiaries’ abilities to:

•incur additional indebtedness at subsidiaries that are not guarantors of the 2022 Credit Facility;
•create or incur additional liens;
•partake in sale/leaseback transactions;
•engage in certain fundamental changes, including mergers or consolidations; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.

In addition, we are subject to a leverage ratio and fixed charge coverage ratio covenants.

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

The accounting method for reflecting the 2026 Notes on our balance sheet and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

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

We track certain operational metrics, including metrics such as Nights and Experiences Booked, GBV, average daily rates (“ADR”), active listings, active bookers, Hosts, and guest arrivals, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations globally.

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

If we fail to comply with federal, state, and foreign laws relating to data privacy and data security, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation and could materially adversely affect our business, results of operations, and financial condition.

Data privacy and data security laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. As part of Host and guest registration and business processes, we collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card or other financial information that Hosts and guests provide to us. The laws of many states and countries require businesses that maintain such personal data to implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.

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

Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. Many large geographies in which we operate, including Australia, Brazil, Canada, China, and India, have passed or are in the process of passing comparable or other robust data privacy and security legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

In addition, from January 1, 2021 (when the transitional period following Brexit expired), we are also subject to the GDPR, which, together with the amended UK Data Protection Act of 2018, retains the GDPR in UK national law. Both regimes have the ability to fine up to the greater of 20 million Euros (17 million British Pounds) or 4% of global turnover, respectively. The UK framework may in the future start to diverge from the EU framework, and these changes may lead to additional costs and increase our overall risk exposure.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the United States and other jurisdictions. On July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations. Following the CJEU’s ruling, there has been increased regulatory action in this area and several decisions by EU Data Protection Authorities that transfer to the United States, including transfer to well-known U.S. service providers, are unlawful. As the enforcement landscape further develops, and supervisory authorities issue further decisions and guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used or if our use of certain products and vendors is the subject of investigation, we could suffer additional costs, complaints, or fines, have to stop using certain tools and vendors and make other operational changes, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

In addition to other mechanisms (particularly standard contractual clauses), we previously relied on our own Privacy Shield certification and, in limited instances, the Privacy Shield certifications of third parties (for example, vendors and partners) for the purposes of transferring personal data from the EEA and United Kingdom to the United States. We continue to rely on the standard contractual clauses to transfer personal data outside the EEA and United Kingdom, including to the United States. Additionally, in certain circumstances, we rely on derogations provided for by law. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to the United States and other jurisdictions. As our lead supervisory authority, the European Data Protection Board, and other data protection regulators issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or take further or start taking enforcement action, we could suffer additional costs, have to stop using certain tools and vendors and make operational changes, suffer complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and our ability to provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations, and financial condition.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. One such federal law is the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and its implementing regulations, which restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices, and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the CCPA took effect on January 1, 2020. The CCPA established a new privacy framework for covered businesses such as ours, and may continue to require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches of specific categories of personal information. This private right of action has increased the risks associated with data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA went into effect on January 1, 2023. The CPRA modifies and expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. In addition, Virginia, Colorado, Utah, and Connecticut recently passed comprehensive privacy laws that take effect in 2023 and will impose obligations similar to or more stringent than those we may face under other data privacy and security laws. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for an online business such as ours, which collects personal information from Hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. While we have invested and continue to invest significant resources to comply with privacy regulations around the world, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations, and financial condition.

Furthermore, to improve the trust and safety on our platform, we conduct certain verification procedures aimed at our Hosts, guests, and listings in certain jurisdictions. Such verification procedures may include utilizing public information on the Internet, accessing public databases such as court records, utilizing third-party vendors to analyze Host or guest data, or physical inspection. These types of activities may expose us to the risk of regulatory enforcement from privacy regulators, consumer protection agencies, consumer credit reporting agencies, and civil litigation.

When we are required to disclose personal data pursuant to demands from, or give data access to, government agencies, including tax authorities, state and city regulators, law enforcement agencies, and intelligence agencies, our Hosts, guests, and data privacy and security regulators could perceive such disclosure as a failure by us to comply with data privacy and data security policies, notices, and laws, which could result in proceedings or actions against us in the same or other jurisdictions. Conversely, if we do not provide the requested information to government agencies due to a disagreement, such as on the interpretation of the law, we are likely to face enforcement action from such government, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact on our relationship with governments or our ability to offer our services within certain jurisdictions. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

Our business also increasingly relies on machine learning, artificial intelligence, and automated decision making to improve our services and tailor our interactions with our customers. However, in recent years use of these methods has come under increased regulatory scrutiny. New laws, guidance, and/or decisions in this area may limit our ability to use our machine learning and artificial intelligence, or require us to make changes to our platform or operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, there are specific rules on the use of automated decision making under global privacy laws that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further, California recently introduced a law requiring disclosure of chatbot functionality and more US states are contemplating similar laws.

Any failure or perceived failure by us to comply with consumer protection, data privacy or data security laws, rules, and regulations; policies; or enforcement notices and/or assessment notices (for a compulsory audit) could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our Host or guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. The increase in the frequency and scope of cyber-attacks during the COVID-19 pandemic has exacerbated data security risks. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to organized criminal enterprises or nation-state actors. While we take measures to guard against the type of activity that can lead to data breaches, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work. We also have a distributed community support organization including third-party providers that have access to personal information and systems. We and other companies in our industry have dealt with incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, bad actors have targeted and will continue to target our Hosts and guests directly with attempts to breach the security of their accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate communications from us or from our Hosts or guests, partners, or vendors. We have seen many instances of our Hosts and guests falling prey to such schemes, which result in their accounts being taken over by fraudsters intent on perpetrating fraud against them, other users, and our platform. Bad actors may also employ other schemes aimed at defrauding our Hosts or guests in ways that we may not anticipate or be able to adequately guard against. Even if phishing and spamming attacks and other fraud schemes are not carried out through our systems, victims may nevertheless seek recovery from us. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, reliability, security, and availability of our offerings, services, and technical infrastructure to the satisfaction of our Hosts and guests may harm our reputation and our ability to retain existing Hosts and guests and attract new Hosts and guests. The ability of fraudsters to directly target our Hosts and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate.

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive data.

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

If there is a breach of our computer systems and we know or suspect that certain personal data has been exfiltrated, accessed, or used inappropriately, we may need to inform privacy regulators across the world, as well as the Hosts or guests whose data was stolen, accessed, or misused. This may subject us to significant regulatory fines and penalties. Further, under certain regulatory schemes, such as the CCPA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

We rely on third-party service providers, including financial institutions, to process some of our data and that of our Hosts and guests, including payment information, and any failure by such third parties to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have adverse consequences for us similar to an incident directly on our systems. We have acquired and will continue to acquire companies that are vulnerable to security breaches, and we may be responsible for any security breaches of these newly acquired companies. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies and cannot be certain there have not been security breaches prior to our acquisition.

We expend, and expect to continue to expend, significant resources to protect against security related incidents and address problems caused by such incidents. Even if we were to expend more resources, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security related incidents cannot be fully mitigated. We have a heightened risk of security breaches due to some of our operations being located in certain international jurisdictions. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to data privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

Our platform is highly complex, and any undetected errors could materially adversely affect our business, results of operations, and financial condition.

Our platform is a complex system composed of many interoperating components and software, including algorithms that incorporate machine learning and exhibit characteristics of artificial intelligence. Our business is dependent upon our ability to prevent system interruption on our platform, to effectively implement updates to our systems and to appropriately monitor and maintain our systems. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, vulnerabilities, or backdoors. Some errors, bugs, vulnerabilities, or backdoors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. For example, defects or errors have resulted in and could result in the delay in making payments to Hosts or overpaying or underpaying Hosts, which would impact our cash position and may cause Hosts to lose trust in our payment operations. Any errors, bugs, vulnerabilities, or backdoors discovered in our code or systems released to production or found in third-party software, including open source software, that is incorporated into our code, any misconfigurations of our systems, or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, incorrect calculations, search ranking problems, Host account takeovers, fraudulent listings, issues with chatbot behavior, inadvertent failure to effectively comply with legal, tax, or regulatory requirements, negative publicity, damage to our reputation, loss of existing and potential Hosts and guests, loss of revenue, liability for damages, a failure to comply with certain legal or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

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

Our systems and operations, including those provided by third-party service providers, are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. For example, we have significant operations in San Francisco, which is built on a high-risk liquefaction zone and is near major earthquake fault lines. In addition, Northern California has recently experienced, and may continue to experience power outages during the fire season and our headquarters does not have power generator backup to maintain full business continuity. A catastrophic event that results in the destruction or disruption of our headquarters, any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced distributed denial-of-service type attacks on our systems that have made portions of our platform slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware or other extortion-based attempts, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Reductions in the availability and response time of our online platform could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could result in negative publicity and damage to our reputation, and could prevent consumers from booking or visiting our platform during the attack, any of which could materially adversely affect our business, results of operations, and financial condition.

In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our community support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in community support costs, harm to our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. While we have taken and continue to take steps to increase the reliability and redundancy of our systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

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

The application of indirect taxes, such as lodging taxes, hotel, sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, digital services taxes, harmonized sales taxes, business tax, and gross receipt taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our Hosts or guests is a complex and evolving issue. Some of such tax laws or regulations hold us responsible for the reporting, collection, and payment of such taxes, and such laws could be applied to us for transactions conducted in the past as well as transactions in the future. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. New or revised foreign, federal, state, or local tax regulations may subject us or our Hosts and guests to additional indirect, income, and other taxes, and depending upon the jurisdiction could subject us or our Hosts and guests to significant monetary penalties and fines for non-payment of taxes. An increasing number of jurisdictions are considering adopting or have adopted laws or administrative practices that impose new tax measures, including digital platform revenue-based taxes, targeting online sharing platforms and online marketplaces, and new obligations to collect Host income taxes, sales, consumption, value added, or other taxes on digital platforms. We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient.

New or revised taxes and, in particular, the taxes described above and similar taxes would likely increase the price paid by guests, the cost of doing business for our Hosts, discourage Hosts and guests from using our platform, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition. If we are required to disclose personal data pursuant to demands from government agencies for tax reporting purposes, our Hosts, guests, and regulators could perceive such disclosure as a failure by us to comply with data privacy and data security policies, notices, and laws and commence proceedings or actions against us. If we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact in our relationships with governments. Our competitors may arrive at different or novel solutions to the application of taxes to analogous businesses that could cause our Hosts and guests to leave our platform in favor of conducting business on the platforms of our competitors. This uncertainty around the application of taxes and the impact of those taxes on the actual or perceived value of our platform may also cause guests to use OTAs, hotels, or other traditional travel services. Any of these events could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

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

We face possible risks associated with natural disasters and extreme weather events (the frequency and severity of which may be impacted by climate change), which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires (although it is currently impossible to accurately predict the impact of climate change on the frequency or severity of these events), any of which could have a material adverse effect on our business, results of operations, and financial condition. We, including through our Hosts, operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our Hosts’ property or the surrounding area. For example, to the extent climate change causes changes in weather patterns or an increase in extreme weather events, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our Hosts’ properties and result in a reduced number of listings in these areas. Other destinations could experience extreme temperatures and ambient temperature increases, shortages of water, droughts, wildfires, and other extreme weather events that make those destinations less desirable. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our Hosts find acceptable in areas most vulnerable to such events, increasing operating costs for our Hosts, including the availability and cost of water or energy, and requiring our Hosts to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our Hosts may decide to remove their listings from our platform. If we are unable to provide listings in certain areas due to climate change, we may lose both Hosts and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our Nights and Experiences Booked and GBV, and seasonality in Adjusted EBITDA that is consistent with seasonality of our revenue, which has historically been, and is expected to continue to be, highest in the third quarter when we have the most check-ins as it is the peak travel season for North America and EMEA. We recognize revenue upon the completion of a check-in. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. Since the beginning of the pandemic, we saw a significant geographic mix shift towards bookings in North America, entire homes, and non-urban destinations, all of which tend to have higher average daily rates. These trends and their impact on our average daily rate may change as the pandemic eases and cross-border travel and urban destinations recover.

In addition, our results of operations may fluctuate as a result of a variety of other factors, some of which are beyond our control, including:

•reduced travel and cancellations due to other events beyond our control such as health concerns, including the COVID-19 pandemic, other epidemics and pandemics, natural disasters, wars, regional hostilities or law enforcement demands, and other regulatory actions;
•global macroeconomic conditions;
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

As a result, we may not accurately forecast our results of operations. In addition, we experience a difference in timing between when a booking is made and when we recognize revenue, which ordinarily occurs upon check-in. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

We currently rely on a number of third-party service providers to host and deliver a significant portion of our platform and services, and any interruptions or delays in services from these third parties, such as those resulting from cybersecurity incidents, could impair the delivery of our platform and services, and our business, results of operations, and financial condition could be materially adversely affected.

We rely primarily on Amazon Web Services in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety, security infrastructure, source code management, and testing and deployment. In addition, we rely on third parties for many aspects of our payments platform, and a significant portion of our community support operations are conducted by third parties at their facilities. We also rely on Google Maps and other third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Some of our third-party providers, including our cloud computing providers and our payment processing partners have been and may be subject to further intrusions, computer viruses, malicious software (such as ransomware), denial-of-service attacks, phishing attacks, sabotage, acts of vandalism, terrorism, or other misconduct, and incidents due to inadvertent error or malfeasance by employees, contractors or other parties. There can be no assurance that our service providers will anticipate or prevent all types of attacks or that any security measures will be effective against all types of cybersecurity threats and risks. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, the COVID-19 pandemic has increased cybersecurity risk as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. Our service providers are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing or payment processing, and business continuity and disaster recovery plans may not be effective. The occurrence of any of the above events could result in Hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

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

We use a combination of third-party insurance and self-insurance, including a wholly-owned captive insurance subsidiary established in 2019, to manage the exposures related to our business operations. We support our Host community by maintaining a variety of Host protection programs, such as AirCover for Hosts, which includes our Host Liability Insurance, Experiences Liability Insurance, and our Host Damage Protection program. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is denied by or disputed by our insurance providers; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our spending for insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Host Liability Insurance and Experiences Liability Insurance

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term and long-term rental regulatory requirements, we have procured Host Liability and Experiences Liability general liability insurance from third parties, which are subject to certain terms, conditions, and exclusions, for claims from guests and third parties for bodily injury or property damage arising from bookings of stays and experiences through our platform. We and our Hosts are insured parties, and landlords, homeowners, or condo-

owners associations, and any other similar entities, are additional insured parties. However, these insurance programs may not provide coverage for certain types of claims, including those relating to contagious diseases such as COVID-19, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements.

Corporate Insurance

We procure insurance policies to cover various business and operations-related risks that are normal and customary and available in the current insurance market, including general business liability, workers’ compensation, cyber liability and data breaches, crime, directors’ and officers’ liability, and property insurance. We do not have sufficient coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from the COVID-19 pandemic or extended disruptions resulting from the failure of our third-party service providers. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may not be sufficient to cover all of our business exposure.

Captive Insurance Company

We have a wholly-owned captive insurance subsidiary to manage the financial exposure related to our Host and Experiences liability insurance programs along with certain corporate insurance programs. Our captive insurance subsidiary is a party to certain reinsurance and indemnification arrangements that transfer a portion of the risk from our insurance providers to the captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves. As our business continues to develop and diversify, we may choose to or have to transfer more risk to our captive insurance subsidiary as it may become more difficult to obtain insurance with current retentions or deductibles and with similar terms to cover our exposure. Our insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and other associated expenses, such as defense costs retained by us through our captive insurance subsidiary. These amounts are based on third-party actuarial estimates, historical claim information, and industry data. While these reserves are believed to be adequate, our ultimate liability could be in excess of our reserves, which could materially adversely affect our results of operations and financial position.

Host Damage Protection Program

We maintain a Host Damage Protection program that provides reimbursement of up to $3 million for loss or damages to a Host property caused by guests, subject to terms and conditions. While the Host Damage Protection program is a commercial agreement with our Hosts and for which we are primarily responsible, we maintain a contractual liability insurance policy to provide coverage to us for claims and losses incurred by us under the Host Damage Protection program. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with Hosts as to whether the Host Damage Protection program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

We offer travel insurance products to guests which subject us and our business to extensive laws, regulations and supervision.

Since June 2022, guests in certain jurisdictions have had the opportunity to purchase travel insurance when they make a booking. Over time, we expect to make travel insurance available to guests in additional countries. In the United States, travel insurance products are subject to extensive regulation in the states in which we transact business by state insurance departments. This regulation is generally designed to protect the interests of consumers. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance that may apply to insurance agencies. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. In addition, we cannot predict the impact that any new laws, rules or regulations, or unfavorable changes in or interpretations of existing laws, rules or regulations, may have on our business and financial results. States also regulate various aspects of the contractual relationships between insurers and independent agents. State insurance regulators may also conduct periodic examinations, the results of which could give rise to regulatory orders requiring remedial, injunctive, or other corrective action. Similarly, travel insurance products are subject to extensive regulation and supervision by the applicable regulators in the United Kingdom and the European Union. The failure to comply with applicable state and foreign laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, financial condition and results of operations.

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

The vast majority of our community support is performed by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of Hosts and guests that come to us via telephone, email, social media, and chat. Reliance on these third parties requires that we provide proper guidance and training for their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. If our community support third-party service providers are unable to attract, retain and train adequate staffing, there could be an adverse impact on the experience of our Hosts and guests, which could materially adversely affect our brand, business, results of operations, and financial condition.

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

A significant portion of our business is denominated and transacted in foreign currencies, which subjects us to foreign exchange risk. We offer integrated payments to our Hosts and guests in over 40 currencies. Revenue could be negatively impacted by currency fluctuations. Generally speaking, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the year ended December 31, 2022, approximately 50% of our revenue was denominated in currencies other than U.S. dollars, which adversely impacted total revenue by 6%. We also have foreign exchange risk with respect to certain of our assets, principally cash balances held on behalf of Hosts and guests, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the remeasurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the Host elects to get paid. In those cases, we bear the currency risk of both the guest payment as well as the Host payment due to timing differences in such payments. We may also risk currency rate and logic confusion by Hosts or guests if they do not understand the currency shown.

In the first quarter of 2023, we initiated a foreign exchange cash flow hedging program to minimize the effects of currency fluctuations on revenue. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. While we have and may choose to enter into transactions to hedge portions of our revenue and balance sheet exposures in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure.

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

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2022 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2018 to 2022 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposed an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We disagree with the proposed adjustment and intend to vigorously contest it. In February 2021, we submitted a protest to the IRS describing our disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, we received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, we entered into an administrative dispute process with IRS Appeals. We will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for (benefit from) income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made. In addition, our future tax expense could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in the United States and certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future. We may also be subject to additional tax liabilities relating to indirect or other non-income taxes, as described in our risk factor titled “— Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform.” Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which would materially adversely affect our results of operations and financial condition.

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

Changes in tax laws or tax rulings could materially affect our results of operations and financial condition.

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. The United States government may enact further significant changes to the taxation of business entities including, among other changes, an increase in the corporate income tax rate or significant changes to the taxation of income derived from international operations. The likelihood of these changes being enacted or implemented is unclear. In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a 2017 law requires short-term rental platforms that process payments to collect and remit Host income tax and tourist tax, amongst other obligations. Airbnb has challenged this law before the Italian courts and the CJEU, but if we are unsuccessful this will lead to further compliance and potentially significant prior and future tax obligations. In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint tax representative (on which the 2017 law and the withholding obligations are based) is contrary to EU law and the case will now return to the national court. Airbnb’s subsidiary in Italy and subsidiary in Ireland are subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations. Such audits could result in the imposition of potentially significant prior and future tax obligations.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015 and an interim report in 2018 detailing 15 key actions aimed at ensuring profits are taxed where the economic activities generating those profits are performed and where value is created. Work continues to be undertaken by the project with regard to each action, and new recommendations are regularly made, including proposed new legislation. Recent examples include the implementation of minimum standards in local legislation to neutralize the effects of hybrid mismatches and to appropriately tax controlled foreign companies. Proposals from the OECD can result in an increased tax burden for us in jurisdictions that adopt such proposals.

Of particular focus at the moment is what is known as BEPS 2.0 - the aim to address the tax challenges arising from the digitalization of the economy, and in 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain, and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business. In December 2022, the EU unanimously agreed to implement the minimum tax rate legislation by December 31, 2023 in all Member States, though whether this is practically achievable is currently unknown. Several other countries including Australia, Canada, Colombia, Japan, New Zealand, Norway, Singapore, South Korea, and the United Kingdom have also committed to implement similar legislation within the same timeframe.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax law provide preferential tax treatment that violates EU state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and increasing scale of our international business activities, many of these types of changes to the taxation of our activities described above and in our risk factor titled “— Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform” could increase our worldwide effective tax rate, increase the amount of non-income (including indirect) taxes imposed on our business, and materially adversely affect our business, results of operations, and financial condition. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

While federal net operating loss carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such net operating loss carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Utilization of our net operating loss carryforwards depends on our future taxable income, and there is a risk that some of our existing net operating loss carryforwards and tax credits could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

We have adopted a Live and Work Anywhere policy. The increase in remote working could subject us to certain operational challenges and have adverse tax implications, which could materially adversely affect our business, results of operations, and financial condition.

As a result of the COVID-19 pandemic, most of our employees and third-party vendors and service providers began working remotely. In 2022, we formally adopted our Live and Work Anywhere policy, which permits the majority of our employees to work remotely. Remote working may subject us to operational challenges and risks. For example, a natural disaster, power outage, connectivity issue, or other event may impact our employees’ ability to work remotely. In addition, members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Remote working may also result in consumer, privacy, information technology and cybersecurity, and fraud risks.

Additionally, our reduction in workforce in May 2020 and remote work arrangements resulting from the COVID-19 pandemic caused us to recognize an impairment of certain of our real property lease arrangements, and depending on the duration and extent of the remote work arrangements under our Live and Work Anywhere working model, we may incur additional impairment charges related to our real property lease agreements.

Our transition to full or predominantly remote work environments also presents significant challenges to maintaining compliance with country and state requirements such as employee income tax withholding, the recording of reserves to cover withholding corrections or penalties, remittance and reporting, payroll registration, and workers’ compensation insurance. Additionally, foreign tax authorities may assert that certain of our entities have created permanent establishment in their countries which could result in additional corporate income taxes and employee payroll withholding obligations. Any of these operational challenges or tax implications resulting from our Live and Work Anywhere policy may materially adversely affect our business, results of operations, and financial condition.

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

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and community support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry and jurisdictions where we operate. The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have a number of current employees, including our founders, who hold equity in our company. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

Consumer use of devices and platforms other than desktop computers creates challenges. If we are unable to operate effectively on these platforms, our business, results of operations, and financial condition could be materially adversely affected.

People regularly access the Internet through mobile phones, tablets, handheld computers, voice-assisted speakers, television set-top devices, smart televisions, wearables, and automobile in-dash systems. These devices enable new modalities of interaction, such as conversational user interfaces, and new intermediaries, such as “super-apps” like WeChat, where consumers can use many online services without leaving a particular app. We anticipate that the use of these means of access will continue to grow and that usage through desktop computers will continue to decline, especially in certain regions of the world experiencing the highest rate of Internet adoption. The functionality and user experiences associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult than through a desktop computer, lower the use of our platform, and make it more difficult for our Hosts to upload content to our platform. In addition, consumer purchasing patterns can differ on alternative devices, and it is uncertain how the proliferation of mobile devices will impact the use of our platform and services. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services leading such consumers to opt to use one of our competitors’ services instead of ours. As a result, brand recognition and the consumer experience with our mobile apps will likely become increasingly important to our business. In addition, these new modalities create opportunities for device or systems companies, such as Amazon, Apple, and Google, to control the interaction with our consumers and disintermediate existing platforms such as ours.

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

We process a significant volume and dollar value of transactions on a daily basis. When Hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent bookings on our platform, or there are Host account takeovers, we have incurred and will continue to incur losses from claims by Hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2022, total chargeback expense was $119.6 million. The capabilities of criminal fraudsters, combined with individuals’ susceptibility to fraud may cause our Hosts and guests to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and they require continuous improvement and optimization of continually evolving forms of fraud to be effective. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems including through account takeovers and cybersecurity breaches. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings on our platform, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

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

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; data privacy, and data security; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing. As we expand and localize our international activities, we have and will become increasingly subject to the laws of additional countries or geographies. In addition, because we facilitate bookings on our platform worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating our payments platform outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

We have assessed, and will continue to assess, the adequacy of our policies, procedures, and internal controls for ensuring compliance with applicable laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including the ones described below. Through these assessments, we have identified, and may in the future identify, certain gaps or weaknesses in our existing compliance programs, including in our policies, procedures, or internal controls. As a result of findings from these assessments, we have and may in the future take certain actions, such as implementing enhancements to our compliance measures and amending, updating, or revising our policies, procedures, and internal controls, and other operational frameworks, designed to monitor for and ensure compliance with existing and new laws, rules, regulations, policies, legal interpretations, and regulatory guidance. Implementing appropriate measures to fully remediate or address findings from assessments of our compliance programs may require us to incur significant costs.

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

PSD2 imposes new standards for payment security and strong customer authentication (aimed at fraud reduction) that may make it more difficult and time consuming to carry out a payment transaction. The United Kingdom began enforcing requirements with respect to online card payments in 2022, while countries in the EEA began enforcing these requirements in 2021. In many cases, strong customer authentication requires our UK and EEA guests to engage in additional steps to authenticate payment transactions and EEA Hosts to perform authentication upon access to their Airbnb payout account or modification of their payout account information. These additional authentication requirements may make our platform experience for Hosts and guests in the United Kingdom and EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which our customers use our platform or could cause some Hosts and guests to stop using our platform entirely, which could materially adversely affect our business, results of operations, and financial condition.

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

There are substantial costs and potential changes to our offerings involved in obtaining, maintaining, and renewing licenses, certifications, and approvals globally. Our payments entities are subject to inspections, examinations, supervision, and regulation by each relevant regulating authority, including, within the United States, by each state in which Airbnb Payments is licensed. We could be subject to significant fines or other enforcement actions if we are found to violate disclosure, reporting, anti-money laundering, economic and trade sanctions, capitalization, fund management, corporate governance and internal controls, risk management, data privacy, data security and data localization, information security, banking secrecy, taxation, sanctions, or other laws and requirements, including those imposed on UK EMIs and Luxembourg payments institutions. These factors could involve considerable delay to the development or provision of our offerings or services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing our offerings or services in a given geography.

Consumer Protection

We are subject to consumer protection laws and regulations in the U.S. and the countries from which we provide services. In the United States, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to conduct rulemaking and supervision related to, and enforcement of, federal consumer financial protection laws. We are subject to a number of such federal consumer financial protection laws and regulations, as well as related state consumer protection laws and regulations, including the Electronic Fund Transfer Act and its implementing Regulation E. Regulation E applies to certain services provided by Airbnb Payments and requires us to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures.
We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive, or abusive acts or practices or other consumer financial protection laws enforced by the CFPB or other agencies. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties, including plaintiffs’ attorneys’ fees. The Dodd-Frank Act also empowers state attorneys general and other state officials to enforce federal consumer protection laws under specified conditions. Various government offices and agencies, including various state agencies and state attorneys general (as well as the CFPB and the U.S. Department of Justice), have the authority to conduct reviews, investigations, and proceedings (both formal and informal) involving us or our subsidiaries. These examinations, inquiries, and proceedings could result in, among other things, substantial fines, penalties, or changes in business practices that may require us to incur substantial costs.

We provide payment services that may be subject to various U.S. state and federal data privacy and data security laws and regulations. Relevant federal privacy and security laws include the GLBA, which (along with its implementing regulations) restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices, and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. See our risk factor titled “— If we fail to comply with federal, state, and foreign laws relating to data privacy and data security, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.”

In addition to UK and Luxembourg payments-related consumer protection laws that are applicable to our business, regulators in European Union member states could notify APUK and APLux of local consumer protection laws that apply to our businesses, and could also seek to persuade the UK and Luxembourg regulators to order APUK or APLux to conduct their activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world, including the BSA. Among other things, the BSA requires money services businesses (including money transmitters such as Airbnb Payments) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. The BSA prohibits, among other things, our involvement in transferring the proceeds of criminal activities. In connection with and when required by regulatory requirements, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies to assist in the prevention of money laundering, terrorist financing, and other illegal activities and pursuant to legal obligations and authorizations. In certain circumstances, we may be required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing, or other illegal activities, and it is possible that we may inadvertently deny transactions from customers who are making legal money transfers. Regulators in the United States and globally may require us to further revise or expand our compliance programs, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In the United Kingdom and European Union, the implementation of further anti-money laundering requirements and regulations may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the European Union’s Fourth Anti-Money Laundering Directive (“MLD4”) could include fines of up to 10% of APLux’s total annual turnover. In April 2018, the European Parliament adopted the European Commission’s proposal for a Fifth Anti-Money Laundering Directive (“MLD5”), which has now been implemented in the national laws of EU Member States and which contains more stringent provisions in certain areas, which will increase compliance costs. Similar penalties are available to the UK Financial Conduct Authority in relation to APUK pursuant to the UK’s implementation of the EU Money Laundering Directives in the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017/692 (as amended).

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offering. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations and financial condition.

We are required to comply with economic and trade sanctions administered by governments where we operate, including agencies of the U.S. government (including without limitation regulations administered and enforced by OFAC, the U.S. Department of State, and the U.S. Commerce Department), the Council of the European Union, the Office of Financial Sanctions Implementation of His Majesty’s Treasury in the United Kingdom (“OFSI”) and the Ministry of Finance and Commission de Surveillance du Secteur Financier of Luxembourg. These economic and trade sanctions generally prohibit or restrict transactions to or from or dealings with certain specified countries, regions, governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals and Blocked Persons (“SDN List”), subject to EU/UK asset freezes, or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, results of operations, and financial condition. Our ability to track and verify transactions and otherwise to comply with these regulations require a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. We routinely report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on possible violations of those regulations. We have also reported to OFSI on dealings with persons subject to UK sanctions and to the Luxembourg Ministry of Finance on dealings with persons subject to EU sanctions. There is a risk that, despite the internal controls that we have in place, we have engaged in transactions inconsistent with applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in our internal controls or modify our business.

As a result of Russia’s military action in Ukraine in 2022, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including sanctions against certain individuals and entities and prohibiting or limiting certain financial and commercial transactions. We had identified certain transactions that potentially implicated those sanctions, we notified the appropriate regulators about these developments, and OFAC initiated a civil investigation of certain payment instructions involving attempted payouts to Hosts' bank accounts at sanctioned Russian banks. In August 2022, OFAC closed the investigation by issuing a cautionary letter with no administrative penalty.

We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationships with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to make their payments or the choice of currency in which they would like their payment card to be charged. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.

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

We have acquired multiple businesses, including our acquisitions of HotelTonight, Inc. and UrbanDoor Inc. in 2019, and we regularly evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

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

Our equity investments in private companies where we do not have the ability to exercise significant influence are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes, with such changes in value recognized in other income (expense), net in our consolidated statements of operations. Additionally, for our equity investments in private companies where we have the ability to exercise significant influence, but not control, we record our proportionate share of net income or loss in other income (expense), net in our consolidated statements of operations. The financial statements provided by these companies are often unaudited. Our investments in private companies are inherently risky, including early-stage companies with limited cash to support their operations and companies whose results are negatively impacted by downturns in the travel industry. The companies in which we invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products. Further, our ability to liquidate such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.

We hold a broad collection of intellectual property rights, including those related to our brand; certain content and design elements on our platform; our code and our data; inventions and processes related to our platform, services, and research and development efforts; an extensive repository of wholly-owned audio and visual assets; marketing and promotional concepts and materials; a collection of editorial content; and certain entertainment-related assets. This includes registered domain names, registered and unregistered trademarks, service marks, and copyrights, patents, and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. In addition, to further protect our proprietary rights, from time to time we have purchased patents, trademarks, domain name registrations, and copyrights from third parties. In the future we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights from third parties, which could require significant cash expenditures.

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

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. While a number of the infringement claims raised against us have been based on our use or implementation of third-party technologies for which those third parties have been required to defend against the claims on our behalf and indemnify us from liability, intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle, and could divert our management’s attention and other resources.

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

Our use of third party open source software and our open source contributions could adversely affect our ability to offer or protect our platform and services and subject us to costly litigation and other disputes.

We have in the past incorporated and may in the future incorporate certain open source software into our code base as we continue to develop our platform and services. Open source software is licensed by its authors or owners under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. In addition, the use of third-party open source software could expose us to greater risks than the use of third-party commercial software to the extent open-source licensors do not provide warranties or controls on the functionality or origin of the software equivalent to those provided by third-party commercial software providers. We also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can limit our ability to protect our intellectual property rights with respect to that software. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

Inadvertent use of open source software can occur in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our product which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

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

Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our Hosts, guests, the communities in which we operate, employees, shareholders, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our Class A common stock.

We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our Hosts, guests, the communities in which we operate, employees, shareholders, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term shareholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our shareholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our Class A common stock. Our commitment to pursuing long-term value for the company and our shareholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our Class A common stock, including by making owning our Class A common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term shareholder value, which may include changes to our platform to enhance the experience of our Hosts, guests, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our Hosts, guests, and employees, investing in and introducing new products and services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A common stock, could be materially adversely affected.

Risks Related to Ownership of Our Class A Common Stock

Our share price has been, and may continue to be, volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K, and others beyond our control, including:

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
•the COVID-19 pandemic and its impact on the travel and accommodations industries;
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

The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders, and their respective affiliates, who held in the aggregate 92.1% of the voting power of our capital stock as of December 31, 2022. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, our Class C common stock has no votes per share, and our Class H common stock has no votes per share. As of December 31, 2022, the holders of our outstanding Class B common stock beneficially owned 34.8% of our outstanding capital stock and held 91.6% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, beneficially owning 38.5% of our outstanding capital stock and holding 92.1% of the voting power of our outstanding capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until all such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, our founders, who collectively held 73.9% of the voting power of our outstanding capital stock as of December 31, 2022, are party to a Voting Agreement under which each founder and his affiliates and certain other entities agree to vote their shares for the election of each individual founder to our board of directors. We and each of our founders are party to a Nominating Agreement under which we and the founders are required to take certain actions to include the founders in the slate of nominees nominated by our board of directors for the applicable class of directors, include them in our proxy statement, and solicit proxies or consents in favor of electing each founder to our board of directors. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.

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

Our multi-series structure may have a material adverse effect on the market price of our Class A common stock.

Our multi-series structure may result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers, such as S&P Dow Jones, have announced restrictions on including companies with multiple-class share structures in certain of their indices, including the S&P 500. Accordingly, the multi-series structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the multi-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Future sales of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had 408,288,511 shares of Class A common stock outstanding, 222,694,817 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and 9,200,000 shares of Class H common stock outstanding.

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

Further, as of December 31, 2022, we had 22.0 million options outstanding and 34.4 million shares of Class A common stock issuable upon vesting of outstanding RSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we filed a registration statement and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.

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

In August 2022, our Board authorized a share repurchase program authorizing the purchase of up to $2.0 billion of our Class A common stock at management’s discretion. During 2022, we repurchased 13.8 million shares of common stock for $1.5 billion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, and inflation, global conflicts, and the ongoing COVID-19 pandemic. Our share repurchase program authorization does not have an expiration date nor does it obligate us to acquire any specific number or dollar value of shares. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which would increase the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Any future issuance of Class C common stock may have the effect of further concentrating voting control in our Class B common stock, including the Class B common stock held by our founders, and may discourage potential acquisitions of our business, and could have an adverse effect on the trading price of our Class A common stock.

Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Although we have no current plans to issue any shares of Class C common stock, we may in the future issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”). Because the Class C common stock carries no voting rights (except as otherwise required by law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of Class C common stock in the future, the holders of our Class B common stock, including our founders who are parties to a Nominating Agreement and a Voting Agreement, may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that stockholders may otherwise support, and could allow us to take actions that some of our stockholders do not view as beneficial, which could reduce the trading price of our Class A common stock. Furthermore, this concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A and Class B common stock. Any such issuance of Class C common stock could also cause the trading price of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

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

Our restated certificate of incorporation and amended and restated bylaws contain and Delaware law contains provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:

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
•the required approval of (i) at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation and (ii) for so long as any shares of Class B common stock are outstanding, the holders of at least 80% of the shares of Class B common stock outstanding at the time of such vote, voting as a separate series, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation;
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

Our restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers who are or are threatened to be made a party to or otherwise involved in an action, suit or proceeding by reason of the fact of their service to the company, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and/or our indemnification agreements that we have entered or intend to enter into with our directors and officers and certain other employees provide that:

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
•under certain circumstances we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding in advance of its final disposition, except that our obligation to provide advancement to such directors or officers is contingent upon their agreement to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we may, in our discretion, (i) indemnify employees and agents in those circumstances where indemnification is permitted by applicable law, and (ii) advance expenses, as incurred, to our employees and agents in connection with defending a proceeding in advance of its final disposition, contingent on such employees’ or agents’ agreement to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we are bound by any existing indemnification agreements for employees or agents;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend or repeal our amended and restated bylaws to reduce our indemnification or advancement obligations relating to any act or omission occurring prior to the time of such amendment or repeal.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent, or stockholder to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former director, officer, employee, agent, or stockholder arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

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

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders of the company, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholder of the company and result in increased costs for investors to bring a claim.

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

As a public reporting company, we are subject to the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. In support of such certifications, we were required to document and make significant changes and enhancements, including hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm provided an attestation report on the effectiveness of our internal control over financial reporting. We anticipate to continue investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.

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

We occasionally implement, modify, retire and change our accounting systems. For example, we are in the process of implementing a new cloud-based enterprise resource planning system in 2023. Such transformations involve risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially. Additionally, if our revenue and other accounting or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal control over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. In addition, if we experience interruptions in service or operational difficulties with our revenue and other accounting or tax systems, our business, results of operations, and financial condition could be materially adversely affected.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We are headquartered in San Francisco, California, where we have lease commitments for approximately 924,000 square feet, including approximately 616,000 square feet offered for sublease, across multiple buildings.

As of December 31, 2022, we leased office facilities totaling approximately 1.6 million square feet in multiple locations in the United States and internationally. As a result of the pandemic’s impact on the working environment, in April 2022, we announced our Live and Work Anywhere policy. This policy allows for the vast majority of our employees to work remotely on a permanent basis. Where we ceased using office space, we have either terminated, subleased, or offered for sublease. See Note 17, Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs.
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

Holders of our Common Stock

Holders of our common stock as of February 3, 2023, were as follows:
•Class A common stock: 1,096 stockholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
•Class B common stock: 91 stockholders of record.
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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31	—	$—	—	$1,000.0
November 1 - 30	2.6	99.59	2.6	737.5
December 1 - 31	2.6	95.16	2.6	$500.0
Total	5.2	$97.38	5.2

(1)Includes broker commissions.
(2)On August 2, 2022, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion (the “Share Repurchase Program”). The Share Repurchase Program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at our discretion.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Airbnb, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”), the S&P 500 Information Technology Index (“S&P 500 IT”), and the Nasdaq Composite Index (“NASDAQ”). The graph assumes $100 was invested at the market close on December 10, 2020, which was the first day our Class A common stock began trading. Data for the S&P 500 Index, S&P 500 Information Technology Index, and Nasdaq Composite Index assume reinvestment of dividends. The graph uses the closing market price on December 10, 2020 of $144.71 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021, and references to 2020 refer to the year ended December 31, 2020.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

Revision of Previously Issued Financial Statements

As described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, we have revised previously issued financial statements to correct immaterial misstatements. This had no impact on our consolidated financial statements outside of the presentation in the consolidated statements of cash flow and did not affect the consolidated statements of operations.

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 4 million Hosts who have welcomed over 1.4 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We have five stakeholders and we have designed our company with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

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

Initial Public Offering

Our initial public offering (“IPO”) was completed on December 14, 2020. Our consolidated financial statements as of December 31, 2020 and for the year then-ended reflect the sale by us of an aggregate of 55,000,000 shares in our IPO, including the exercise of the underwriters’ option to purchase additional shares, at the public offering price of $68.00 per share, for net proceeds to us of approximately $3.7 billion, after underwriting discounts and commissions and offering expenses, and the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 240,910,588 shares of Class B common stock, including 1,286,694 shares of Class B common stock issuable pursuant to the anti-dilution adjustment provisions relating to our Series C redeemable convertible preferred stock.

Our consolidated financial statements as of December 31, 2020 and for the year then-ended include stock-based compensation expense of $2.8 billion associated with the vesting of RSUs in connection with our IPO for which the requisite service-based vesting condition was met as of December 31, 2020. The liquidity-based vesting condition for RSUs was satisfied upon the effectiveness of our Registration Statement on Form S-1 on December 9, 2020.

2022 Financial Highlights

In 2022, revenue grew by 40% to $8.4 billion compared to 2021, primarily due to a 31% increase in Nights and Experiences Booked of 93.0 million combined with higher average daily rates driving a 35% increase in Gross Booking Value of $16.3 billion. The growth in revenue demonstrated the continued strong travel demand. On a constant-currency basis, revenue increased 46% in 2022 compared to 2021.

We ended 2022 with net income of $1.9 billion, an improvement from a net loss of $352.0 million in 2021, and our first profitable year to date. Our net profit margin increased to 23% from a negative 6% in 2021, primarily due to our revenue growth outpacing the growth in our operating expenses and cost management.

Adjusted EBITDA1 increased 82% to $2.9 billion in 2022 demonstrating the continued strength of our business and disciplined management of our cost structure.

Our net cash provided by operating activities was $3.4 billion in 2022, up from $2.3 billion in 2021, and we generated Free Cash Flow1 of $3.4 billion. The increase was driven by our revenue growth, net margin expansion, and significant growth in unearned fees.

In August 2022, our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion. During 2022, we repurchased and retired 13.8 million shares of common stock for $1.5 billion.

Macroeconomic Conditions on our Business

As we look forward, we recognize the potential impact of challenging macroeconomic conditions on our business, including inflation and rising interest rates, foreign currency fluctuations, and potential decreased consumer spending. To date, these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition; however, the impact in the future of these macroeconomic events on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

Impact of COVID-19

In response to the outbreak of the novel strain of the coronavirus disease (“COVID-19”) in the first half of 2020, as well as subsequent outbreaks driven by new variants of COVID-19, governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, social distancing, shelter-in-place orders, vaccination mandates, or requirements for businesses to confirm employees’ vaccination status, and other restrictions.

While COVID-19 still plagues the world, for the year ended December 31, 2022, Gross Booking Value (“GBV”) and revenue were $63.2 billion and $8.4 billion, respectively, which were both higher compared to the same periods in 2021, 2020, and pre-COVID-19. In 2020 and 2021, we faced lower demand for long distance travel and overall depressed Nights and Experiences Booked compared to pre-COVID-19. However, in 2022, we saw significant growth with Nights and Experiences Booked exceeding pre-COVID-19 levels for the same period. The trends in our recovery continue to vary by region due to a variety of factors, including the emergence of COVID-19 variants, vaccination rates, COVID-19 caseloads, and associated travel restrictions, as well as historical cross-border compared to domestic travel dependence. During 2022, we saw strength in all regions relative to 2021 as well as sequential growth in nights booked in Latin America and Asia Pacific.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines, and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a reduction in bookings and an increase in booking cancellations.
1 A reconciliation of non-generally accepted accounting principal financial measures to the most comparable generally accepted accounting principal financial measures is provided under the subsection titled “Key Business Metrics and Non-GAAP Financial Measures— Adjusted EBITDA” and “— Free Cash Flow” below.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. While the corporate minimum tax law change has no immediate effect and is not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

Key Business Metrics and Non-GAAP Financial Measures
We track the following key business metrics and financial measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (“non-GAAP financial measures”) to evaluate our operating performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.

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

	2021	2022
	(in millions)
Nights and Experiences Booked	301	394
Gross Booking Value	$46,877	$63,212

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

In 2022, we had 393.7 million Nights and Experiences Booked, a 31% increase from 300.6 million in 2021. Nights and Experiences Booked grows as we attract new customers to our platform and as repeat customers increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels driven by strong growth across all regions, in particular in Europe, Latin America, and Asia.

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

In 2022, our GBV was $63.2 billion, a 35% increase from $46.9 billion in 2021. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked. The travel recovery we are experiencing has been dominated by our higher average daily rate (“ADR”) regions—North America and Europe, in particular. Similar to Nights and Experiences Booked, our GBV improvement was driven by stronger bookings in all regions.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure:

	2021	2022
	(in millions)
Net income (loss)	$(352)	$1,893
Adjusted EBITDA	$1,593	$2,903

Net cash provided by operating activities	$2,313	$3,430
Free Cash Flow	$2,288	$3,405

Adjusted EBITDA

We define Adjusted EBITDA as net income or loss adjusted for (i) provision for (benefit from) income taxes; (ii) other income (expense), net, interest expense, and interest income; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements; (vi) net changes to the reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with Hosts for collecting and remitting such taxes; and (vii) restructuring charges.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

•Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

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

In 2022, Adjusted EBITDA was $2.9 billion, compared to $1.6 billion in 2021. This favorable change was due to our revenue growth combined with continued cost management.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss):

	2021	2022
	(in millions, except percentages)
Revenue	$5,992	$8,399

Net income (loss)	$(352)	$1,893
Adjusted to exclude the following:
Provision for (benefit from) income taxes	52	96
Other income (expense), net	304	(25)
Interest expense	438	24
Interest income	(13)	(186)
Depreciation and amortization	138	81
Stock-based compensation expense(1)	899	930
Acquisition-related impacts	11	(12)
Net changes in lodging tax reserves	3	13
Restructuring charges	113	89
Adjusted EBITDA	$1,593	$2,903
Adjusted EBITDA as a percentage of Revenue	27%	35%
(1)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.

 Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management, investors and others about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives, including continuous investment in our business, growth through acquisitions, and strengthening our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

In 2022, Free Cash Flow was $3.4 billion compared to $2.3 billion in 2021, representing 41% of revenue. The increase was primarily driven by revenue growth, margin expansion, and significant growth in unearned fees.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, net cash provided by operating activities:

	2021	2022
	(in millions, except percentages)
Revenue	$5,992	$8,399

Net cash provided by operating activities	$2,313	$3,430
Purchases of property and equipment	(25)	(25)
Free Cash Flow	$2,288	$3,405
Free Cash Flow as a percentage of Revenue	38%	41%
Other cash flow components:
Net cash used in investing activities	$(1,352)	$(28)
Net cash provided by (used in) financing activities	$1,308	$(689)

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

	2021	% of Total	2022	% of Total
	(in millions, except percentages)
Nights and Experiences Booked
North America	114	38%	133	34%
EMEA	118	39%	168	43%
Latin America	39	13%	53	13%
Asia Pacific	30	10%	40	10%
Total	301	100%	394	100%

Gross Booking Value
North America	$25,305	54%	$32,246	51%
EMEA	14,607	31%	21,486	34%
Latin America	3,706	8%	4,838	8%
Asia Pacific	3,259	7%	4,642	7%
Total	$46,877	100%	$63,212	100%

Revenue
North America	$3,201	54%	$4,210	50%
EMEA	1,931	32%	2,924	35%
Latin America	431	7%	643	8%
Asia Pacific	429	7%	622	7%
Total	$5,992	100%	$8,399	100%

We saw an increase in GBV per Night and Experience Booked in 2022 compared to 2021, in part because our geographic mix shifted to these higher GBV per Night and Experience Booked regions. Specifically, GBV per Night and Experience Booked in 2022 was $240.29 for North America compared to $127.99 for EMEA, $117.41 for Asia Pacific, and $92.89 for Latin America, with a total global GBV per Night and Experience Booked of $160.56.

Our total company average nights per booking, excluding experiences for 2022 were 4.2 nights for each of North America, EMEA, and Latin

America, and 3.2 nights for Asia Pacific, with a total average of 4.1 nights. We expect that our blended global average nights per booking will continue to fluctuate based on our geographic mix and changes in traveler behaviors.

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

Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider fees associated with community support provided via phone, email, and chat to customers; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our Host protection programs; and allocated costs for facilities and information technology.

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

Stock-Based Compensation

We grant stock-based awards consisting primarily of stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) to employees, members of our board of directors, and non-employees. In addition, we have an Employee Stock Purchase Plan (“ESPP”), which was adopted by our board of directors in December 2020.

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

We have a valuation allowance for our net U.S. deferred tax assets, including federal and state net operating loss carryforwards, tax credits, and intangible assets. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that we are able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions, except percentages):

	2021		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$5,992	100%	$8,399	100%
Costs and expenses:
Cost of revenue	1,156	19	1,499	18
Operations and support(1)	847	14	1,041	12
Product development(1)	1,425	24	1,502	18
Sales and marketing(1)	1,186	20	1,516	18
General and administrative(1)	836	14	950	11
Restructuring charges(1)	113	2	89	1
Total costs and expenses	5,563	93	6,597	78
Income from operations	429	7	1,802	22
Interest income	13	—	186	2
Interest expense	(438)	(7)	(24)	—
Other income (expense), net	(304)	(5)	25	—
Income (loss) before income taxes	(300)	(5)	1,989	24
Provision for income taxes	52	1	96	1
Net income (loss)	$(352)	(6)%	$1,893	23%
(1)Includes stock-based compensation expense as follows (in millions):

	2021	2022
Operations and support	$49	$63
Product development	545	548
Sales and marketing	100	114
General and administrative	205	205
Stock-based compensation expense	$899	$930

Comparison of the Years Ended December 31, 2021 and 2022

Revenue

	2021	2022	% Change
	(in millions, except percentages)
Revenue	$5,992	$8,399	40%

Revenue increased $2.4 billion, or 40%, in 2022 compared to 2021, primarily due to a 31% increase in Nights and Experiences Booked combined with higher ADRs. On a constant-currency basis, revenue increased 46% compared to 2021, due to the strengthening of the U.S. dollar against the Euro and British Pounds.

Cost of Revenue

	2021	2022	% Change
	(in millions, except percentages)
Cost of revenue	$1,156	$1,499	30%
Percentage of revenue	19%	18%

Cost of revenue increased $343.2 million, or 30%, in 2022 compared to 2021, primarily due to an increase in merchant fees of $313.9 million and an increase of $35.8 million in chargebacks, both related to an increase in pay-in volumes, an increase in cloud computing costs of $24.9 million due to increased server and data storage usage, and an increase of $10.0 million related to SMS notification costs, partially offset by a decrease of $44.3 million in amortization expense for internally developed software and acquired technology.

Operations and Support

	2021	2022	% Change
	(in millions, except percentages)
Operations and support	$847	$1,041	23%
Percentage of revenue	14%	12%

Operations and support expense increased $193.8 million, or 23%, in 2022 compared to 2021, primarily due to $130.7 million increase in third-party community support personnel and customer relations costs, a $29.8 million increase in insurance costs due to a higher Host Liability Insurance premium resulting from higher overall nights and a higher premium rate, and a $29.2 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Product Development

	2021	2022	% Change
	(in millions, except percentages)
Product development	$1,425	$1,502	5%
Percentage of revenue	24%	18%

Product development expense increased $77.4 million, or 5%, in 2022 compared to 2021, primarily due to a $51.9 million increase in payroll-related expenses due to growth in headcount and increased compensation costs, and a $14.9 million increase in third-party service providers for contingent workers and consultant support for infrastructure projects, quality assurance services, and support of new product rollouts, including AirCover. Product development expense as a percent of revenue decreased to 18% in 2022, from 24% in the prior year, primarily due to growth in revenue outpacing growth in product development expense as a result of the significant increase in Nights and Experiences Booked combined with higher ADRs and cost saving initiatives.

Sales and Marketing

	2021	2022	% Change
	(in millions, except percentages)
Brand and performance marketing	$723	$1,030	42%
Field operations and policy	463	486	5%
Total sales and marketing	$1,186	$1,516	28%
Percentage of revenue	20%	18%

Sales and marketing expense increased $329.9 million, or 28%, in 2022 compared to 2021, primarily due to a $197.8 million increase in marketing activities associated with our Made Possible by Hosts, Strangers, AirCover, Categories, and OMG marketing campaigns and launches, a $67.9 million increase in our search engine marketing and advertising spend, a $25.1 million increase in payroll-related expenses due to growth in headcount and increase in compensation costs, a $22.0 million increase in third-party service provider expenses, and a $11.1 million increase in coupon expense in line with increase in revenue and launch of AirCover for guests, partially offset by a decrease of $22.9 million related to the changes in the fair value of contingent consideration related to a 2019 acquisition.

General and Administrative

	2021	2022	% Change
	(in millions, except percentages)
General and administrative	$836	$950	14%
Percentage of revenue	14%	11%

General and administrative expense increased $114.0 million, or 14%, in 2022 compared to 2021, primarily due to an increase in other business and operational taxes of $41.3 million, a $25.5 million increase in professional services expenses, primarily due to third-party service provider expenses, a $21.7 million increase in bad debt expenses, a $6.2 million increase in travel and entertainment expenses, and a $6.0 million increase in charitable contributions to Airbnb.org, primarily to support Ukrainian refugees.

Restructuring Charges

	2021	2022	% Change
	(in millions, except percentages)
Restructuring charges	$113	$89	(21)%
Percentage of revenue	2%	1%

Restructuring charges decreased $23.7 million, or 21%, in 2022 compared to 2021. The shift to a remote work model was in direct response to the change in how our employees work due to the impact of COVID-19. As a result, in 2022 we recorded restructuring charges of $89.1 million, which include $80.5 million relating to an impairment of both domestic and international operating lease right-of-use (“ROU”) assets, and $8.4 million of related leasehold improvements. Refer to Note 17, Restructuring, to our consolidated financial statements included in Item 8 of Part 2 of this Annual Report on Form 10-K for additional information.

Interest Income and Expense

	2021	2022	% Change
	(in millions, except percentages)
Interest income	$13	$186	1,361%
Percentage of revenue	—%	2%
Interest expense	$(438)	$(24)	(95)%
Percentage of revenue	(7)%	—%

Interest income increased $173.2 million, or 1,361%, in 2022 compared to 2021, primarily due to higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds. Interest expense decreased $413.9 million in 2022, primarily due to the $377.2 million loss on extinguishment of debt resulting from retirement of two term loans in March 2021. Refer to Note 9, Debt, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, for additional information.

Other Income (Expense), Net

	2021	2022	% Change
	(in millions, except percentages)
Other income (expense), net	$(304)	$25	(108)%
Percentage of revenue	(5)%	—%

Other income (expense), net increased $328.3 million in 2022 compared to 2021, primarily driven by $292.0 million of fair value remeasurement on our warrants issued in connection with our second lien loan in the prior year, which were reclassified to equity in March 2021 and no longer require fair value remeasurement.

Provision for Income Taxes

	2021	2022	% Change
	(in millions, except percentages)
Provision for income taxes	$52	$96	85%
Effective tax rate	(17)%	5%

The provision for income taxes for the year ended December 31, 2022 increased $44.0 million, compared to 2021, primarily due to increased profitability. See Note 13, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $9.6 billion. As of December 31, 2022, cash and cash equivalents totaled $7.4 billion, which included $2.1 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of December 31, 2022, marketable securities totaled $2.2 billion. Marketable securities primarily consist of highly-liquid investment grade corporate debt securities, commercial paper, certificates of deposit, and U.S. government and agency bonds. These amounts do not include funds of $4.8 billion as of December 31, 2022 that we held for bookings in advance of guests completing check-ins that we record separately on our balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments under the 2022 Credit Facility. As of December 31, 2022, no amounts were drawn under the 2022 Credit Facility. See Note 9, Debt, to our consolidated financial statements included in Item 8 of Part 2 of this Annual Report on Form 10-K for a description of the 2022 Credit Facility entered into on October 31, 2022.

Material Cash Requirements

As of December 31, 2022, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our convertible senior notes due 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately

$100.2 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions. See Note 9, Debt, to our consolidated financial statements included in Item 8 of Part 2 of this Annual Report on Form 10-K for additional information.

As of December 31, 2022, our total minimum lease payments were $354.0 million, of which $80.7 million is due in the succeeding 12 months. We have a commercial agreement with a data hosting services provider to spend or incur an aggregate of at least $941.7 million for vendor services through 2027. See Note 8. Leases, Note 9, Debt, and Note 12, Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding these commitments.

On August 2, 2022, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock at management’s discretion (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The Share Repurchase Program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at our discretion. During 2022, we repurchased and subsequently retired 13.8 million shares of our common stock for $1.5 billion under the Share Repurchase Program. As of December 31, 2022, we had $500.0 million available to repurchase shares pursuant to the Share Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	2021	2022
Net cash provided by operating activities	$2,313	$3,430
Net cash used in investing activities	(1,352)	(28)
Net cash provided by (used in) financing activities	1,308	(689)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(210)	(337)
Net increase in cash, cash equivalents, and restricted cash	$2,059	$2,376
Cash Provided by Operating Activities

Net cash provided by operating activities in 2022 was $3.4 billion, which is due to net income in 2022 of $1.9 billion, adjusted for non-cash charges, primarily consisting of $929.6 million of stock-based compensation expense, impairment of long-lived assets of $91.4 million, and $62.5 million of foreign exchange losses due to the strengthening of the U.S. dollar against the Euro and British Pound. Additional cash was provided by changes in working capital, including a $279.9 million increase in unearned fees resulting from significantly higher bookings and accrued expenses and other liabilities of $272.7 million.

Net cash provided by operating activities in 2021 was $2.3 billion. Our net loss for 2021 was $352.0 million, adjusted for non-cash charges, primarily consisting of $898.8 million of stock-based compensation expense, $377.2 million of loss on extinguishment of debt, $292.0 million of fair value remeasurement on warrants issued in connection with a term loan agreement entered into in April 2020, $138.3 million of depreciation and amortization, $112.5 million of impairment of long-lived assets, and $27.3 million of bad debt expense. Additional inflow of cash resulted from changes in working capital, including a $495.8 million increase in unearned fees resulting from significantly higher bookings.

Cash Used in Investing Activities

Net cash used in investing activities in 2022 was $28.0 million, which was primarily from the proceeds from maturities and sales of marketable securities of $3.2 billion and $909.5 million, respectively, partially offset by purchases of marketable securities of $4.1 billion.

Net cash used in investing activities in 2021 was $1.4 billion, which was primarily due to purchases of marketable securities of $4.9 billion, partially offset by proceeds resulting from sales and maturities of marketable securities of $1.6 billion and $2.0 billion, respectively.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2022 was $689.2 million, primarily reflecting the increase in funds payable and amounts payable to customers of $1.3 billion resulting from significantly higher bookings, offset by our share repurchase of $1.5 billion under the Share Repurchase Program, and an increase in the taxes paid related to net share settlement of equity awards of $607.4 million.

Net cash provided by financing activities in 2021 was $1.3 billion, primarily reflecting the proceeds from the issuance of convertible senior notes, net of issuance costs, of $2.0 billion and an increase in funds payable and amounts payable to customers of $1.6 billion, partially offset by the repayment of long-term debt and a related prepayment penalty of $2.0 billion and $212.9 million, respectively.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. During 2021 and 2022, we recorded reductions of $209.9 million and $337.4 million, respectively, in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar against certain currencies. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our customers.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include funding capital expenditures, debt repayments, share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A.

Indemnification Agreements

In the ordinary course of business, we include limited indemnification provisions under certain agreements with parties with whom we have commercial relations of varying scope and terms. Under these contracts, we may indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with breach of the agreements, or intellectual property infringement claims made by a third party, including claims by a third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are applicable to its performance under the subject agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers, or employees.

Critical Accounting Estimates

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

Lodging Tax Obligations

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

Evaluating potential outcomes for lodging taxes is inherently uncertain and requires us to utilize various judgments, assumptions, and estimates in determining our reserves. A variety of factors could affect our potential obligation for collecting and remitting such taxes which include, but are not limited to, whether we determine, or any tax authority asserts, that we have a responsibility to collect lodging and related taxes on either historic or future transactions; the introduction of new ordinances and taxes which subject our operations to such taxes; or the ultimate resolution of any historic claims that may be settled through negotiation. Accordingly, the ultimate resolution of lodging taxes may be greater or less than reserve amounts we have established. See Note 12, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Evaluating our uncertain tax positions, determining our provision for (benefit from)

income taxes, and evaluating the impact of tax law changes, are inherently uncertain and require making judgments, assumptions, and estimates.

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various jurisdictions in which we operate to determine whether it is more likely than not that our deferred tax assets are recoverable. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the U.S. during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, we do not believe it is more likely than not that our U.S. deferred tax assets will be realized as of December 31, 2022. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that we are able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in 2022 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

We use foreign currency derivative contracts to protect against foreign exchange risks. These hedges are primarily designed to manage foreign exchange risk associated with balances held as funds payable and amounts payable to customers. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. In the first quarter of 2023, we initiated a foreign exchange cash flow hedging program to minimize the effects of currency fluctuations on revenue in the future.

We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business. During 2022, we experienced negative foreign currency impacts to revenue due to the strengthening of the U.S. dollar relative to certain foreign currencies

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2022, it would not have had a material impact on our consolidated financial statements.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

We had cash and cash equivalents of $7.4 billion and marketable securities of $2.2 billion as of December 31, 2022, which consisted of highly-liquid investment grade corporate debt securities, commercial paper, certificates of deposit, and U.S. government and agency bonds. As of December 31, 2022, we had an additional $4.8 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease of $13.1 million to our investment portfolio as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2022 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Uncertain Tax Positions

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $650 million relating to uncertain tax positions as of December 31, 2022. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the technical merits and the measurement of the tax positions based on interpretations of tax laws and legal rulings; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management's recognition and measurement of uncertain tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the liability for uncertain tax positions and controls addressing completeness of the uncertain tax positions. These procedures also included, among others, (i) testing the completeness of management's assessment of the identification of uncertain tax positions; (ii) testing the recognition and measurement of the liability for uncertain tax positions, including management's assessment of the technical merits of the tax positions and the amount of tax benefit expected to be sustained; (iii) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (iv) evaluating the status and results of income tax audits with the relevant tax authorities; and (v) evaluating third party income tax documentation obtained by the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company's uncertain tax positions, including evaluating the reasonableness of management's assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 17, 2023

We have served as the Company's auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$6,067	$7,378
Marketable securities	2,255	2,244
Funds receivable and amounts held on behalf of customers	3,715	4,783
Prepaids and other current assets (including customer receivables of $143 and $200 and allowances of $31 and $39, respectively)	349	456
Total current assets	12,386	14,861
Property and equipment, net	157	121
Operating lease right-of-use assets	272	138
Intangible assets, net	52	34
Goodwill	653	650
Other assets, noncurrent	188	234
Total assets	$13,708	$16,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118	$137
Operating lease liabilities, current	63	59
Accrued expenses and other current liabilities	1,559	1,817
Funds payable and amounts payable to customers	3,715	4,783
Unearned fees	904	1,182
Total current liabilities	6,359	7,978
Long-term debt	1,983	1,987
Operating lease liabilities, noncurrent	372	295
Other liabilities, noncurrent	219	218
Total liabilities	8,933	10,478
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 408 shares issued and outstanding as of December 31, 2022; Class B - authorized 710 shares; 223 shares issued and outstanding as of December 31, 2022; Class C - authorized 2,000 shares; zero shares of Class C common stock issued and outstanding as of December 31, 2022; Class H - authorized 26 shares; 9 shares issued and none outstanding as of December 31, 2022	—	—
Additional paid-in capital	11,140	11,557
Accumulated other comprehensive loss	(7)	(32)
Accumulated deficit	(6,358)	(5,965)
Total stockholders’ equity	4,775	5,560
Total liabilities and stockholders’ equity	$13,708	$16,038
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenue	$3,378	$5,992	$8,399
Costs and expenses:
Cost of revenue	876	1,156	1,499
Operations and support	878	847	1,041
Product development	2,753	1,425	1,502
Sales and marketing	1,175	1,186	1,516
General and administrative	1,135	836	950
Restructuring charges	151	113	89
Total costs and expenses	6,968	5,563	6,597
Income (loss) from operations	(3,590)	429	1,802
Interest income	27	13	186
Interest expense	(172)	(438)	(24)
Other income (expense), net	(947)	(304)	25
Income (loss) before income taxes	(4,682)	(300)	1,989
Provision for (benefit from) income taxes	(97)	52	96
Net income (loss)	$(4,585)	$(352)	$1,893
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(16.12)	$(0.57)	$2.97
Diluted	$(16.12)	$(0.57)	$2.79
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	284	616	637
Diluted	284	616	680
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2020	2021	2022
Net income (loss)	$(4,585)	$(352)	$1,893
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities, net of tax	—	(4)	(15)
Foreign currency translation adjustments	7	(6)	(10)
Other comprehensive income (loss)	7	(10)	(25)
Comprehensive income (loss)	$(4,578)	$(362)	$1,868
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in millions)

	Redeemable Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	240	$3,232	264	$—	*	$617	$(4)	$(1,421)	$(808)
Net loss	—	—	—	—		—	—	(4,585)	(4,585)
Other comprehensive income	—	—	—	—		—	7	—	7
Capital contribution from founders	—	—	—	—		15	—	—	15
Exercise of common stock options	—	—	7	—	*	15	—	—	15
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	55	—	*	3,651	—	—	3,651
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	—	—	32	—	*	(1,650)	—	—	(1,650)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(240)	(3,232)	241	—	*	3,231	—	—	3,231
Settlement of contingent consideration liability settled in shares	—	—	—	—		22	—	—	22
Stock-based compensation	—	—	—	—		3,003	—	—	3,003
Balances as of December 31, 2020	—	—	599	—	*	8,904	3	(6,006)	2,901
Net loss	—	—	—	—		—	—	(352)	(352)
Other comprehensive loss	—	—	—	—		—	(10)	—	(10)
Exercise of common stock options	—	—	18	—	*	138	—	—	138
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	—	—	16	—	*	(44)	—	—	(44)
Reclassification of derivative warrant liability to equity	—	—	—	—		1,277	—	—	1,277
Purchase of capped calls	—	—	—	—		(100)	—	—	(100)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	1	—	*	51	—	—	51
Stock-based compensation	—	—	—	—		914	—	—	914
Balances as of December 31, 2021	—	$—	634	$—	*	$11,140	$(7)	$(6,358)	$4,775
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in millions)

	Redeemable Convertible Preferred Stock		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares		Amount
Balances as of December 31, 2021	—	$—	634		$—	*	$11,140	$(7)	$(6,358)	$4,775
Net income	—	—	—		—		—	—	1,893	1,893
Other comprehensive loss	—	—	—		—		—	(25)	—	(25)
Exercise of common stock options	—	—	3		—	*	40	—	—	40
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	—	—	8		—	*	(612)	—	—	(612)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	—	—	—	*	—	*	48	—	—	48
Stock-based compensation	—	—	—		—		941	—	—	941
Repurchases of common stock	—	—	(14)		—	*	—	—	(1,500)	(1,500)
Balances as of December 31, 2022	—	$—	631		$—	*	$11,557	$(32)	$(5,965)	$5,560
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net income (loss)	$(4,585)	$(352)	$1,893
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	126	138	81
Bad debt expense	108	27	49
Stock-based compensation expense	3,003	899	930
Deferred income taxes	(20)	11	(1)
Impairment of investments	82	3	—
(Gain) loss on investments, net	31	(8)	(2)
Change in fair value of warrant liability	869	292	—
Foreign exchange (gain) loss	(53)	24	62
Impairment of long-lived assets	36	113	91
Loss from extinguishment of debt	—	377	—
Other, net	58	28	8
Changes in operating assets and liabilities:
Prepaids and other assets	(4)	(54)	(226)
Operating lease right-of-use assets	(33)	25	41
Accounts payable	(73)	40	20
Accrued expenses and other liabilities	(79)	288	273
Operating lease liabilities	61	(34)	(69)
Unearned fees	(267)	496	280
Net cash provided by (used in) operating activities	(740)	2,313	3,430
Cash flows from investing activities:
Purchases of property and equipment	(37)	(25)	(25)
Purchases of marketable securities	(3,033)	(4,938)	(4,072)
Sales of marketable securities	1,348	1,584	909
Maturities of marketable securities	1,810	2,027	3,162
Other investing activities, net	(8)	—	(2)
Net cash provided by (used in) investing activities	80	(1,352)	(28)
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2020	2021	2022
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	$3,651	$—	$—
Taxes paid related to net share settlement of equity awards	(1,527)	(177)	(607)
Proceeds from exercise of stock options	15	138	40
Proceeds from the issuance of common stock under employee stock purchase plan	—	51	48
Repurchases of common stock	—	—	(1,500)
Principal repayment of long-term debt	(5)	(1,995)	—
Prepayment penalty on long-term debt	—	(213)	—
Proceeds from issuance of long-term debt and warrants, net of issuance costs	1,929	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,979	—
Purchases of capped calls related to convertible senior notes	—	(100)	—
Change in funds payable and amounts payable to customers	(1,024)	1,625	1,330
Other financing activities, net	12	—	—
Net cash provided by (used in) financing activities	3,051	1,308	(689)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	134	(210)	(337)
Net increase in cash, cash equivalents, and restricted cash	2,525	2,059	2,376
Cash, cash equivalents, and restricted cash, beginning of year	5,143	7,668	9,727
Cash, cash equivalents, and restricted cash, end of year	$7,668	$9,727	$12,103
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$15	$17	$68
Cash paid for interest	$130	$50	$8
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
Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.

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

Upon completing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock, of which 239.6 million shares were outstanding prior to the IPO, converted into an aggregate of 240.9 million shares of the Company’s Class B common stock, including 1.3 million shares of common stock issuable pursuant to the anti-dilution adjustment provisions relating to the Company’s Series C redeemable convertible preferred stock.

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

Under the Company’s restated certificate of incorporation, which became effective immediately prior to the completion of the IPO, the Company is authorized to issue 4.7 billion shares of common stock, including 2.0 billion shares of Class A common stock, 710.0 million shares of Class B common stock, 2.0 billion shares of Class C common stock and 26.0 million shares of Class H common stock. As a result, following the completion of the IPO, the Company has four classes of authorized common stock: Class A, Class B, Class C, and Class H common stock, of which Class A and Class B had shares outstanding as of December 31, 2020. In November 2020, 9.2 million shares of Class H common stock were issued to the Company’s wholly-owned Host Endowment Fund subsidiary and held as treasury stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2021 and 2022, the Company’s consolidated VIEs were not material to the consolidated financial statements.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

As the impact of the coronavirus disease (“COVID-19”) pandemic and the challenging macroeconomic conditions, including inflation and rising interest rates, and potential decreased consumer spending, continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

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

Cash and Cash Equivalents

Cash and cash equivalents are held in checking and interest-bearing accounts and consist of cash and highly-liquid securities with an original maturity of 90 days or less.

Marketable Securities

The Company considers all highly-liquid investments with original maturities of greater than 90 days to be marketable securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase. As the Company views these investments as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as short-term assets on its consolidated balance sheets. The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method.

Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and impairments are reported within other income (expense), net in the consolidated statements of operations. The assessment for impairment takes into account the severity and duration of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security, and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Level 2 Valuation Techniques

Financial instruments classified as Level 2 within the Company’s fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments, and various relationships between investments. The Company’s foreign exchange derivative instruments are valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as interest rate yield curves and currency rates.

Level 3 Valuation Techniques

Financial instruments classified as Level 3 within the Company’s fair value hierarchy consist primarily of a derivative warrant liability relating to the warrants issued in conjunction with the second lien loan discussed in Note 9, Debt. Valuation techniques for the derivative warrant liability include the Black-Scholes option-pricing model with key assumptions such as stock price volatility, expected term, and risk-free interest rates.

Internal-Use Software

The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Capitalized software development costs are classified as

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

For substantially all leases with an initial non-cancelable lease term of less than one year and no option to purchase, the Company elected not to recognize the lease on its Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term within operating expense on its Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit. The Company tests goodwill for impairment at least annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company uses a two-step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, the Company will proceed to Step 1 testing where the Company calculates the fair value of a reporting unit. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will record an impairment equal to the amount by which a reporting unit’s carrying value exceeds its fair value.

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the years ended December 31, 2020 and 2021, the Company recorded $35.8 million and $112.5 million, respectively, of long-lived asset impairment charges within restructuring charges in the consolidated statement of operations. For the year ended December 31, 2022, the Company recorded $91.4 million of long-lived asset impairment, of which $88.9 million was recorded within restructuring charges and the remainder within general and administrative, in the consolidated statements of operations.

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

The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the Host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the Host, less the fees due from the Host to the Company. The Company’s ToS stipulates that a Host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the Host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2021 and 2022. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances because they are subject to refund in the event of a cancellation.

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

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or Host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2021 and 2022, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to Hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2021 and 2022.
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

Bad Debt

The Company generally collects funds related to bookings from guests on behalf of Hosts prior to check-in. However, in limited circumstances the Company disburses funds to a Host or a guest on behalf of a counterparty guest or Host prior to collecting such amounts from the counterparty. Such uncollected balances generally arise from the timing of payments and collections related to a dispute resolution between the guest and Host or certain alterations to stays and are included in prepaids and other current assets on the consolidated balance sheets. The Company records a customer receivable allowance for credit losses for funds that may never be collected. The Company estimated its exposure to balances deemed to be uncollectible based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected

Airbnb, Inc.
Notes to Consolidated Financial Statements

balances. The Company writes off the asset when it is determined to be uncollectible. Bad debt expense was $107.7 million, $27.3 million, and $49.0 million for the years ended December 31, 2020, 2021, and 2022, respectively.

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

Sales and Marketing

Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred. Advertising expenses were $176.0 million, $542.1 million, and $786.1 million for the years ended December 31, 2020, 2021, and 2022, respectively.

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

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. The Company regularly assesses all available evidence, including cumulative historic losses, forecasted earnings, if carryback is permitted under the law, carryforward periods, and prudent and feasible tax planning strategies.

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

Foreign Currency

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). No material amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2021, and 2022.

Remeasurement gains and losses are included in other income (expense), net in the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. As of December 31, 2021, and 2022, the Company had a cumulative translation gain of $2.8 million and $12.9 million, respectively. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $31.5 million, $(5.1) million, and $29.5 million for the years ended December 31, 2020, 2021, and 2022, respectively.

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

Share Repurchase

Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Share repurchases are recorded at settlement date. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity through capital with the excess over par value recorded to accumulated deficit.

Stock-Based Compensation

Stock-based compensation expense primarily relates to restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock options, and the Employee Stock Purchase Plan (“ESPP”). RSUs and RSAs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The fair value of stock options and ESPP shares are estimated on the date of grant using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. The contractual term of the Company’s stock options is ten years. The Company accounts for forfeitures as they occur. The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs.
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

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company applies the two-class method when computing net income (loss) per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s previously outstanding redeemable convertible preferred stock was a participating security as the holders of such shares participated in dividends but did not contractually participate in the Company’s losses.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

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

Recently Adopted Accounting Standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for public entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the standard during the first quarter of 2022, which did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard is effective for public entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2017-12. The Company does not expect the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of equity securities that are subject to a contractual sale restriction as well as includes specific disclosure requirements for such equity securities. The standard is effective for public entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and will be applied prospectively. The Company does not expect the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

Prior Period Reclassifications

Certain immaterial amounts in prior periods have been reclassified to conform with current period presentation.

Revision of Previously Issued Financial Statements

The consolidated statements of cash flows for years ended December 31, 2020, and 2021 has been revised to correct for errors identified by management during the preparation of the financial statements for the three months ended March 31, 2022. The errors overstated cash flows from operating activities by $111.0 million and understated the cash flows from financing activities by $111.0 million for the year ended December 31, 2020, and understated cash flows from operating activities by $123.0 million and overstated the cash flows from financing activities by $123.0 million for the year ended December 31, 2021. Management has determined that these errors did not result in the previously issued financial statements being materially misstated. These errors primarily related to the timing of tax payments from the net settlement of equity awards at the initial public offering in December 2020. In particular, in 2020, the Company reported $1.7 billion of cash used in financing activities to cover taxes paid related to the net share settlement of its equity awards that vested upon the initial public offering. However, approximately $123.0 million of this amount was actually remitted to taxing authorities in foreign jurisdictions during 2021. This had no impact on the Company’s consolidated financial statements outside of the presentation in the consolidated statements of cash flow and did not affect the consolidated balance sheets, consolidated statements of operations, or consolidated statements of stockholders’ equity.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in millions):

	December 31,
	2021	2022
Cash and cash equivalents	$6,067	$7,378
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	3,645	4,708
Restricted cash included in prepaids and other current assets	15	17
Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$9,727	$12,103

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2021	2022
Indirect taxes payable	$310	$418
Compensation and employee benefits	416	380
Indirect tax reserves	183	206
Gift card liability	98	141
Other	552	672
Total accrued expenses and other current liabilities	$1,559	$1,817

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Year Ended December 31,
	2020	2021	2022
Reductions to revenue	$384	$156	$284
Charges to operations and support	83	69	88
Charges to sales and marketing expense	57	47	60
Total payments made to customers	$524	$272	$432

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities aggregated by investment category (in millions):

	December 31, 2021				Classification as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$395	$—	$—	$395	$31	$364	$—
Government bonds(1)	1	—	—	1	—	1	—
Commercial paper	1,157	—	—	1,157	164	993	—
Corporate debt securities	918	—	(3)	915	42	863	10
Mortgage-backed and asset-backed securities	34	—	—	34	—	34	—
Total	$2,505	$—	$(3)	$2,502	$237	$2,255	$10
(1)Includes U.S. government and government agency debt securities

	December 31, 2022				Classification as of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities	Other Assets, Noncurrent
Certificates of deposit	$599	$—	$—	$599	$26	$573	$—
Government bonds(1)	115	—	—	115	32	83	—
Commercial paper	901	—	—	901	327	574	—
Corporate debt securities	1,046	1	(16)	1,031	68	959	4
Mortgage-backed and asset-backed securities	37	—	(3)	34	—	34	—
Total	$2,698	$1	$(19)	$2,680	$453	$2,223	$4
(1)Includes U.S. government and government agency debt securities

As of December 31, 2021 and 2022, the Company did not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Unrealized gains and losses, net of tax, before reclassifications from accumulated other comprehensive income (loss) to other income (expense), net were not material for the years ended December 31, 2020, 2021, and 2022. Realized gains and losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net were not material for the years ended December 31, 2020, 2021, and 2022.

Debt securities in an unrealized loss position had an estimated fair value of $801.5 million and $748.3 million, and unrealized losses of $3.5 million and $19.4 million as of December 31, 2021 and 2022, respectively. An immaterial amount of these securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2021 and $92.3 million of these securities, with unrealized losses of $12.9 million, were in a continuous loss position for more than twelve months as of December 31, 2022.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$2,238	$2,236
Due in one year to five years	435	422
Due within five to ten years	22	19
Due beyond ten years	3	3
Total	$2,698	$2,680

Airbnb, Inc.
Notes to Consolidated Financial Statements

Equity Investments

Gains and Losses on Marketable Equity Investments

Net unrealized gain (loss) on marketable equity investments was $21.7 million for the year ended December 31, 2020 and immaterial for the years ended December 31, 2021 and 2022. During the year ended December 31, 2021, the marketable equity investments were sold and the Company realized a net loss of $13.4 million. The realized and unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had net carrying value of $75.0 million as of both December 31, 2021 and 2022, and are classified within other assets on the consolidated balance sheets. As of December 31, 2021 and 2022 there were no upward or downward adjustments for observable price changes. The Company recorded impairment charges of $53.1 million and $3.1 million, for the years ended December 31, 2020 and 2021, respectively, and did not record any impairment charges during the year ended December 31, 2022. As of December 31, 2021 and 2022, the cumulative downward adjustments for observable price changes and impairment were $56.2 million.

Investments Accounted for Under the Equity Method

As of December 31, 2021 and 2022, the carrying values of the Company’s equity method investments were $17.4 million and $13.8 million, respectively. For the years ended December 31, 2020, 2021, and 2022, the Company recorded losses of $8.2 million, $3.5 million, and $5.4 million, respectively, within other income (expense), net in the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. Also, during the year ended December 31, 2020, the Company recorded impairment charges of $29.0 million related to the carrying value of equity method investments within other income (expense), net. There were no impairment charges for the years ended December 31, 2021 and 2022.
Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,923	$—	$—	$1,923
Certificates of deposit	31	—	—	31
Commercial paper	—	164	—	164
Corporate debt securities	—	42	—	42
	1,954	206	—	2,160
Marketable securities:
Certificates of deposit	364	—	—	364
Government bonds(1)	—	1	—	1
Commercial paper	—	993	—	993
Corporate debt securities	—	863	—	863
Mortgage-backed and asset-backed securities	—	34	—	34
	364	1,891	—	2,255
Funds receivable and amounts held on behalf of customers:
Money market funds	466	—	—	466
Prepaids and other current assets:
Foreign exchange derivative assets	—	26	—	26
Other assets, noncurrent:
Corporate debt securities	—	—	10	10
Total assets at fair value	$2,784	$2,123	$10	$4,917

Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$10	$—	$10
Total liabilities at fair value	$—	$10	$—	$10

(1)Includes U.S. government and government agency debt securities

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,326	$—	$—	$2,326
Certificates of deposit	26	—	—	26
Government bonds(1)	—	32	—	32
Commercial paper	—	327	—	327
Corporate debt securities	—	68	—	68
	2,352	427	—	2,779
Marketable securities:
Certificates of deposit	573	—	—	573
Government bonds(1)	—	83	—	83
Commercial paper	—	574	—	574
Corporate debt securities	—	959	—	959
Mortgage-backed and asset-backed securities	—	34	—	34
Marketable equity securities	1	—	—	1
	574	1,650	—	2,224
Funds receivable and amounts held on behalf of customers:
Money market funds	501	—	—	501
Prepaids and other current assets:
Foreign exchange derivative assets	—	14	—	14
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,427	$2,091	$4	$5,522

Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

(1)Includes U.S. government and government agency debt securities

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in millions):

	December 31,
	2021		2022
	Derivative Warrant Liability	Other Assets, Noncurrent	Other Assets, Noncurrent
Balance, beginning of year	$985	$11	$10
Reclassifications to equity	(1,277)	—	—
Total realized and unrealized gains (losses):
Included in earnings	292	—	—
Included in other comprehensive income (loss)	—	(1)	(6)
Balance, end of year	$—	$10	$4
Changes in unrealized gains or losses included in other comprehensive income (loss) related to investments held at the reporting date	$—	$(1)	$(6)

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2021 and 2022.

The Company amended the anti-dilution feature in the warrant agreements associated with the Second Lien Credit Agreement, as defined in Note 9, Debt, which resulted in a change in classification from liability to equity, on March 30, 2021 (the “Modification Date”). The Company recorded a marked-to-market loss of $292.0 million through the first quarter of 2021, which was recorded in other income (expense), net on the consolidated statements of operations. Subsequent to the Modification Date, the warrants were no longer subject to marked-to-market charges. The balance of $1.3 billion was then reclassified from liability to equity as the amended warrants met the requirements for equity classification. Refer to Note 9, Debt, for additional information.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedging Instruments

As of December 31, 2021, the fair value of foreign exchange derivative assets and liabilities totaled $25.9 million and $10.3 million, respectively, with the aggregate notional amount totaling $2.4 billion. As of December 31, 2022, the fair value of foreign exchange derivative assets and liabilities totaled $14.0 million and $31.2 million, respectively, with the aggregate notional amount totaling $2.4 billion. Derivative assets are included in prepaids and other current assets and derivative liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets.

The Company recorded total net realized gains (losses) of $(21.7) million, $19.3 million, and $92.0 million, and net unrealized gains (losses) of $(24.6) million, $35.4 million and $(32.9) million for the years ended December 31, 2020, 2021, and 2022, respectively, related to foreign exchange derivative assets and liabilities. The realized and unrealized gains and losses on non-designated derivatives are reported in other income (expense), net in the consolidated statements of operations. The cash flows related to derivative instruments not designated as hedging instruments are classified within operating activities in the consolidated statements of cash flows.

The Company has master netting arrangements with the respective counterparties to its derivative contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values in its consolidated balance sheets. As of December 31, 2021, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.3 million, resulting in net derivative assets of $15.6 million. As of December 31, 2022, the potential effect of these rights of set-off associated with the Company’s derivative contracts would be a reduction to both assets and liabilities of $10.7 million, resulting in net derivative assets of $3.2 million and net derivative liabilities of $20.5 million.
Note 6. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangible assets consisted of the following (in millions):

	December 31, 2021			December 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Value	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Value
Listing relationships	$43	$(16)	$27	$35	$(13)	$22
Trade names	33	(18)	15	33	(25)	8
Developed technology	23	(21)	2	—	—	—
Customer contacts	4	(4)	—	—	—	—
Other	10	(2)	8	9	(5)	4
Total intangible assets	$113	$(61)	$52	$77	$(43)	$34
(1)Excludes write off of intangible assets that have been fully amortized.

Amortization expense related to intangible assets for the years ended December 31, 2020, 2021, and 2022 was $36.2 million, $23.7 million, and $19.1 million, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2022 was as follows (in millions):

Year Ending December 31,	Amount
2023	$11
2024	6
2025	5
2026	4
2027	4
Thereafter	4
Total future amortization expense	$34

Airbnb, Inc.
Notes to Consolidated Financial Statements

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2022 were as follows (in millions):

Amount
Balance as of December 31, 2020	$656
Foreign currency translation adjustments	(3)
Balance as of December 31, 2021	653
Foreign currency translation adjustments	(3)
Balance as of December 31, 2022	$650
Note 7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	December 31,
	2021	2022
Computer software and capitalized internal-use software	$175	$164
Leasehold improvements	214	152
Computer equipment	57	32
Office furniture and equipment	43	23
Buildings and land	17	17
Construction in progress	30	45
Total	536	433
Less: Accumulated depreciation and amortization	(379)	(312)
Total property and equipment, net	$157	$121

Depreciation expense related to property and equipment for the years ended December 31, 2020, 2021, and 2022 was $67.2 million, $85.6 million, and $42.6 million, respectively. During the years ended December 31, 2020, 2021, and 2022, amortization of capitalized internal-use software costs was $22.5 million, $66.3 million, and $27.6 million, respectively.

The net carrying value of capitalized internal-use software as of December 31, 2021 and 2022 was $21.0 million and $8.6 million, respectively.
Note 8. Leases

The Company’s material operating leases consist of office space and data center space. The Company’s leases generally have remaining terms of one to 16 years, some of which include one or more options to extend the leases up to 10 years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. Sublease income was immaterial for the years ended December 31, 2020, 2021, and 2022.

The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Operating lease cost(1)	$91	$83	$77
Short-term lease cost(1)	1	3	2
Variable lease cost(1)	12	14	17
Lease cost, net(2)	$104	$100	$96
(1)Classified within operations and support, product development, sales and marketing, and general and administrative expenses in the consolidated statements of operations.
(2)Lease costs do not include lease impairments due to restructuring. Refer to Note 17, Restructuring, for additional information.

Supplemental disclosures of cash flow information related to operating lease liabilities were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Cash paid for operating leases	$63	$92	$102
Net impact of non-cash changes to right-of-use assets related to modifications and reassessments of operating leases	103	18	(5)

Airbnb, Inc.
Notes to Consolidated Financial Statements

Lease term and discount rate were as follows:

	December 31,
	2021	2022
Weighted-average remaining lease term (years)	7.2	6.0
Weighted-average discount rate	6.8%	7.0%

Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2022 (in millions):

Year Ending December 31,	Amount
2023	$81
2024	53
2025	87
2026	79
2027	31
Thereafter	128
Total lease payments	459
Less: Imputed interest	(105)
Present value of lease liabilities	354
Less: Current portion of lease liabilities	(59)
Total long-term lease liabilities	$295
Note 9. Debt

The following table summarizes the Company’s outstanding debt (in millions, except percentages)):

	As of December 31, 2021	Effective Interest Rate	As of December 31, 2022	Effective Interest Rate
Convertible senior notes due March 2026	$2,000	0.2%	$2,000	0.2%
Less: Unamortized debt discount and debt issuance costs	(17)		(13)
Total long-term debt	$1,983		$1,987

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

The 2026 Notes are senior unsecured obligations of the Company and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The proceeds, net of debt issuance costs, were $1,979.2 million.

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

Debt issuance costs related to the 2026 Notes totaled $20.8 million and were comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the years ended December 31, 2021 and 2022, interest expense was $3.4 million and $4.2 million, respectively.

As of December 31, 2022, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of December 31, 2022 the total estimated fair value of the 2026 Notes was $1.7 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Capped Calls

On March 3, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of $100.2 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price of the 2026 Notes. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in-capital within stockholders’ equity.

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

In March 2021, the Company repaid the principal amount outstanding of $1,995.0 million under the First Lien Loan and Second Lien Loan, which resulted in a loss of extinguishment of debt of $377.2 million, including early redemption premiums of $212.9 million and a write-off of $164.3 million of unamortized debt discount and debt issuance costs. The loss on extinguishment of debt was included in interest expense in the consolidated statements of operations. Additionally, the Company incurred third-party costs, principally legal and administrative fees, of $0.1 million relating to the extinguishment of the loans.

The debt discount and debt issuance costs were amortized to interest expense using the effective interest rate method. For the year ended December 31, 2021, interest expense of $41.3 million was recorded for the First Lien and Second Lien Loans relating to the contractual interest and amortization of the debt discount and debt issuance costs.

The First Lien Loan and the Second Lien Loan were unconditionally guaranteed by certain of the Company’s domestic subsidiaries and were both secured by substantially all the assets of the Company and subsidiary guarantors.

In connection with the Second Lien Loan, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be paid in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $116.6 million and was recorded as a liability in accrued expenses and other current liabilities on the consolidated balance sheet with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability was remeasured to fair value at each reporting date for as long as the warrants remained outstanding and unexercised with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985.2 million. On March 30, 2021, the Company amended the anti-dilution feature in the warrant agreements, which resulted in a change in classification from liability to equity. Accordingly, the Company recorded $292.0 million in other expense during the first quarter of 2021. The liability balance of $1.3 billion was then reclassified to equity as the amended warrants met the requirements for equity classification.

2020 Credit Facility

In November 2020, the Company entered into a five-year secured revolving Credit and Guarantee Agreement, which provided for initial commitments from a group of lenders led by Morgan Stanley Senior Funding, Inc. of $500.0 million (“2020 Credit Facility”). The 2020 Credit Facility provided a $200.0 million sub-limit for the issuance of letters of credit and had a commitment fee of 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Outstanding letters of credit totaled $15.9 million as of December 31, 2021. Remaining letters of credit under the 2020 Credit Facility were transferred to new issuers upon the termination of the 2020 Credit Facility.

2022 Credit Facility

On October 31, 2022, the Company terminated the 2020 Credit Facility and entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0.0%, or (ii) in the case of base rate

Airbnb, Inc.
Notes to Consolidated Financial Statements

borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2022. As of December 31, 2022, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $28.5 million.
Note 10. Stockholders’ Equity

Common Stock

The Company’s restated certificate of incorporation authorizes the Company to issue 2.0 billion shares of Class A common stock and 710.0 million shares of Class B common stock. Both classes of common stock have a par value of $0.0001 per share. Class A common stock is entitled to one vote per share and Class B common stock is entitled to 20 votes per share. A share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and will convert automatically into a share of Class A common stock upon the earlier of (a) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 80% of the outstanding shares of Class B common stock at the time of such vote or consent, voting as a separate series, and (b) the 20-year anniversary of the closing of the IPO. In addition, with certain exceptions as further described in the Company's restated certificate of incorporation, transfers of Class B common stock will result in the conversion of such share of Class B common stock into a share of Class A common stock.

Under the Company’s restated certificate of incorporation, the Company is also authorized to issue 2.0 billion shares of Class C common stock and 26.0 million shares of Class H common stock. Each share of Class C common stock is entitled to no votes and will not be convertible into any other shares of the Company’s capital stock. Each share of Class H common stock is entitled to no votes and will convert into a share of Class A common stock on a share-for-share basis upon the sale of such share of Class H common stock to any person or entity that is not the Company’s subsidiary.

Class A Common Stock Warrants

As described above in Note 9, Debt, in connection with the Second Lien Loan entered into in April 2020, the Company issued warrants to purchase 7,934,794 shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders.

Share Repurchase

On August 2, 2022, the Company announced its board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock at management’s discretion (the “Share Repurchase Program”). The Share Repurchase Program does not have an expiration date, does not obligate the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at the Company’s discretion. During the year ended December 31, 2022, the Company repurchased and subsequently retired 13.8 million shares of common stock for $1.5 billion. As of December 31, 2022, the Company had $500.0 million available to repurchase shares pursuant to the Share Repurchase Program.
Note 11. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Year Ended December 31,
	2020	2021	2022
Operations and support	$144	$49	$63
Product development	1,880	545	548
Sales and marketing	435	100	114
General and administrative	544	205	205
Stock-based compensation expense	$3,003	$899	$930

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

The Company recognized an income tax benefit of $39.9 million, $35.6 million, and $19.0 million in the consolidated statements of operations for stock-based compensation arrangements in the years ended December 31, 2020, 2021, and 2022, respectively.

Equity Incentive Plans

2018 Equity Incentive Plan

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Assumed Equity Incentive Plan

In connection with the acquisition of HotelTonight in 2021, the Company assumed stock options and RSUs under HotelTonight’s equity incentive plan (the “Assumed Equity Incentive Plan”). As of December 31, 2021, a total of 98,093 shares of the Company’s Class A common stock were issuable upon exercise of outstanding options under the Assumed Equity Incentive Plan, with weighted-average exercise price of $22.67 per share. In addition, as of December 31, 2021, a total of 3,512 RSUs were issued and outstanding under the Assumed Equity Incentive Plan. No additional stock options or RSUs may be granted under the Assumed Equity Incentive Plan.

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

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Year Ended December 31,
	2020	2021	2022
Expected term (years)	5.1 - 8.0	8.0	6.1
Risk-free interest rate	0.5% - 1.5%	1.1% - 1.5%	0.3% - 2.2%
Expected volatility	39.1% - 43.6%	44.2% - 44.9%	48.6% - 58.4%
Expected dividend yield	—	—	—

A summary of stock option and RSU activity under the Plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2020	86	41	$12.48	48	$40.01
Granted(1)	(10)	1	191.08	9	181.15
Shares withheld for taxes	1	—	—	(1)	66.99
Exercised/Vested	—	(18)	7.77	(15)	57.05
Canceled	4	—	56.69	(4)	64.32
Balances as of December 31, 2021	81	24	19.69	37	61.22
Granted	(13)	1	161.70	12	135.09
Increase in shares available for grant	32	—	—	—	—
Shares withheld for taxes	5	—	—	(5)	80.98
Exercised/Vested	—	(3)	14.32	(7)	83.12
Canceled	3	—	95.93	(3)	101.58
Balances as of December 31, 2022	108	22	$23.41	34	$77.07

(1)There were no options or RSUs that were granted from the Assumed Equity Incentive Plan for the year ended December 31, 2021.

Airbnb, Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	24	$19.69	3.66	$3,555
Options exercisable as of December 31, 2021	21	13.28	2.90	3,207
Options outstanding as of December 31, 2022	22	23.41	2.78	1,432
Options exercisable as of December 31, 2022	20	17.01	2.27	1,380
During the years ended December 31, 2020, 2021, and 2022, the weighted-average fair value of stock options granted under the Plans was $15.42, $96.50, and $79.75 per share, respectively. During the years ended December 31, 2020, 2021, and 2022, the aggregate intrinsic value of stock options exercised was $476.0 million, $2,824.9 million, and $326.0 million, respectively, and the total grant-date fair value of stock options that vested was $44.4 million, $45.9 million, and $45.0 million, respectively.

As of December 31, 2022, there was $78.0 million, of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2022 is expected to be recognized over a weighted-average period of 2.58 years.

Restricted Stock Awards

The Company has granted RSAs to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock is primarily dependent on a service-based vesting condition that generally becomes satisfied over a period of four years. The Company has the right to repurchase or cancel shares for which the vesting condition is not satisfied.

Unvested RSAs as of December 31, 2020, 2021, and 2022 was 0.7 million, 0.6 million, and 0.4 million shares, respectively, with weighted-average grant-date fair value of $62.33, $62.32, and $62.33 per share, respectively. Activities related to the Company’s RSAs were not material for the years ended December 31, 2020, 2021, and 2022.

Restricted Stock Units

RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years.

2020 Employee Stock Purchase Plan

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4.0 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of Class A common stock (on an as converted basis) on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89.8 million shares may be issued under the ESPP. As of December 31, 2021 and 2022, the Company had reserved 3.0 million and 8.9 million shares for future issuance under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Company recorded stock-based compensation expense related to the ESPP of $105.9 million and $32.6 million for the years ended December 31, 2021, and 2022, respectively.

During the year ended December 31, 2021, 0.9 million shares of common stock were purchased under the ESPP at a weighted-average price of $59.11 per share, resulting in net cash proceeds of $50.6 million. During the year ended December 31, 2022, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $95.90 per share, resulting in net cash proceeds of $47.5 million.
Note 12. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2022 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$1,068	$137	$517	$414	$—
Other commitments	232	37	76	79	40
Total	$1,300	$174	$593	$493	$40

Purchase commitments include amounts related to the Company’s commercial agreement with a data hosting services provider, pursuant to which the Company committed to spend an aggregate of at least $941.7 million for vendor services through 2027.

Extenuating Circumstances Policy

In March 2020, the Company applied its extenuating circumstances policy to cancellations resulting from COVID-19. That policy provides

Airbnb, Inc.
Notes to Consolidated Financial Statements

customers with greater flexibility to cancel reservations that are disrupted by epidemics, natural disasters, and other emergencies. Specifically, accommodation bookings made by guests on or before March 14, 2020 have so far been covered by the policy and may be canceled before check-in. To support Hosts impacted by elevated guest cancellations under that policy, the Company committed up to $250 million for Hosts, and had a remaining reserve balance of $33.9 million as of December 31, 2022. The reservations eligible for this $250 million Host program were defined as reservations made on or before March 14, 2020 with a check-in date between March 14, 2020 and May 31, 2020. For these reservations, eligible Hosts are entitled to receive 25% of the amount they would have received from guests under the Host’s cancellation policies. These payments are accounted for as consideration paid to a customer and as such, primarily result in a reduction to revenue. Under this policy, the Company recorded payments, primarily to Hosts, excluding Superhosts, of $205.1 million, $5.6 million and $2.9 million for the years ended December 31, 2020, 2021, and 2022, respectively, in its consolidated statement of operations.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of December 31, 2022, the Company collects and remits Lodging Taxes in approximately 32,000 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2021 and 2022, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $180.8 million and $250.6 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2021 and 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $57.3 million and $70.6 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is currently involved in disputes brought by certain states and localities involving the payment of Lodging Taxes. These jurisdictions are asserting that the Company is liable or jointly liable with Hosts to collect and remit Lodging Taxes. These disputes are in various stages and the Company continues to vigorously defend these claims. The Company believes that the statutes at issue impose a Lodging Tax obligation on the person exercising the taxable privilege of providing accommodations, or the Company’s Hosts.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Hosts. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

During the years ended December 31, 2020, 2021, and 2022, the Company recorded, including interest, $16.3 million of tax expense, $10.1 million of tax benefit, and $10.3 million of tax expense, related to estimated Hosts’ withholding tax obligations, respectively. As of December 31, 2021 and 2022, the Company accrued a total of $124.2 million and $134.6 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes, transactional taxes, and business taxes, and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $250.0 million and $280.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2021 and 2022, the Company accrued a total of $33.6 million and $32.6 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively. Refer to Note 13, Income Taxes, for further discussion on other tax matters.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company is subject to regular payroll tax examinations by various international, state, and local jurisdictions. Although management believes its tax withholding remittance practices are appropriate, the Company may be subject to additional tax liabilities, including interest and penalties, if any tax authority disagrees with the Company’s withholding and remittance practices, or if there are changes in laws, regulations, administrative practices, principles, or interpretations related to payroll tax withholding in the various state and local jurisdictions.

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

Depending on the nature of the proceeding, claim, or investigation, the Company may be subject to monetary damage awards, fines, penalties, and/or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

Host Protections

The Company offers AirCover coverage, which includes but is not limited to, the Company’s Host Damage Protection program that provides protection of up to $3.0 million for direct physical loss or damage to a Host’s covered property caused by guests during a confirmed booking and when the Host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary created during the year ended December 31, 2019, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay.

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Indemnifications

The Company has entered into indemnification agreements with certain of its employees, officers and directors. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify its directors and officers and those employees who have entered into indemnification agreements to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors and officers and those employees who have entered into indemnification agreements. No demands have been made upon the Company to provide indemnification or advancement under the indemnification agreements or the Bylaws, and thus, there are no indemnification or advancement claims that the Company is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

In the ordinary course of business, the Company has included limited indemnification provisions in certain agreements with parties with whom the Company has commercial relations, which provisions are of varying scope and terms with respect to indemnification of certain matters, which may include losses arising out of the Company’s breach of such agreements or out of intellectual property infringement claims made by third parties. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with the Company’s indemnification provisions.
Note 13. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Domestic	$(4,510)	$(390)	$1,820
Foreign	(172)	90	169
Income (loss) before income taxes	$(4,682)	$(300)	$1,989

The components of the provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Current
Federal	$(91)	$5	$19
State	(1)	2	10
Foreign	15	34	68
Total current provision for (benefit from) income taxes	(77)	41	97
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(20)	11	(1)
Total deferred provision for (benefit from) income taxes	(20)	11	(1)
Total provision for (benefit from) income taxes	$(97)	$52	$96

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2020	2021	2022
Expected income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	—	(0.7)	0.4
Foreign tax rate differential	(0.5)	(5.1)	1.0
Stock-based compensation	7.1	282.4	(6.9)
Deferred tax impacts of restructuring	6.5	(9.7)	—
Other statutorily non-deductible expenses	(0.3)	(1.1)	0.3
Non-deductible warrant revaluations	(3.9)	(20.4)	(0.1)
Research and development credits	4.3	51.0	(4.7)
Uncertain tax positions—prior year positions	(0.1)	(3.1)	0.1
Uncertain tax positions—current year positions	(0.2)	(1.0)	0.8
US tax on foreign income, net of allowable credits and deductions	—	—	0.7
Foreign-derived intangible income deduction	—	—	(1.9)
Other	0.3	1.3	0.1
Change in valuation allowance	(32.1)	(331.9)	(6.0)
Effective tax rate	2.1%	(17.3)%	4.8%

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

For the year ended December 31, 2022, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to excess tax benefits related to stock-based compensation, research and development credits, and the Company’s full valuation allowance on its U.S. deferred tax assets.

The components of deferred tax assets and liabilities consisted of the following (in millions):

	December 31,
	2021	2022
Deferred tax assets:
Net operating loss carryforwards	$1,988	$1,539
Tax credit carryforwards	568	664
Accruals and reserves	106	123
Non-income tax accruals	65	68
Stock-based compensation	157	111
Operating lease liabilities	87	73
Intangible assets	210	188
Capitalized research and development costs	—	413
Other	155	37
Gross deferred tax assets	3,336	3,216
Valuation allowance	(3,264)	(3,166)
Total deferred tax assets	72	50
Deferred tax liabilities:
Property and equipment basis differences	(8)	(9)
Operating lease assets	(49)	(23)
Other	—	(2)
Total deferred tax liabilities	(57)	(34)
Total net deferred tax assets	$15	$16

Airbnb, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2021, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2021 net operating loss, an increase in tax credits generated, and business interest expenses subject to limitation. For the year ended December 31, 2022, the decrease in the Company’s valuation allowance compared to the prior year was primarily due to the utilization of net operating losses, business interest deductions subject to limitation in prior years, and stock-based compensation deductions, partially offset by capitalized research and development costs under Section 174.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the U.S. during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, the Company does not believe it is more likely than not that its U.S. deferred tax assets will be realized as of December 31, 2022. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in a future period to allow the Company to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company’s publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

There is no valuation allowance in certain foreign jurisdictions in which it is more likely than not that deferred tax assets will be realized.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. The Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

As of December 31, 2021 and 2022, the Company had net operating loss carryforwards for federal income tax purposes of $8.8 billion and $6.8 billion, respectively. Certain of the Company’s federal net operating loss carryforwards will expire, if not utilized, beginning in 2031. As of December 31, 2021 and 2022, the Company had federal research and development tax credit carryforwards of $491.2 million and $578.5 million, respectively. The research and development tax credits will expire beginning in 2038 if not utilized.

As of December 31, 2021 and 2022, the Company had net operating loss carryforwards for state income tax purposes of $5.5 billion and $4.8 billion, respectively. Certain of the Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2025. As of December 31, 2021 and 2022, the Company had state research and development carryforwards and enterprise zone tax credit carryforwards of $338.1 million and $402.1 million, respectively. The research and development tax credits do not expire, and the enterprise zone tax credits will expire, if not utilized, beginning in 2023.

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

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of year	$337	$508	$597
Gross increases related to prior year tax positions	2	14	7
Gross decreases related to prior year tax positions	(6)	(2)	(2)
Gross increases related to current year tax positions	196	85	60
Reductions due to settlements with taxing authorities	(21)	(1)	(7)
Reduction due to lapse in statute of limitations	—	(7)	(5)
Balance at end of year	$508	$597	$650

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, $209.6 million of unrecognized tax benefits represents the amount that would, if recognized, impact the Company’s effective income tax rate.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes. The Company’s accrual for interest and penalties was $58.7 million and $65.8 million as of December 31, 2021 and 2022, respectively.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposes an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and intends to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed agreement and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s cash flow.

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

The Company’s 2008 to 2022 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and its 2018 to 2022 tax years remain subject to examination in Ireland. There are other ongoing audits in various other jurisdictions that are not material to the Company’s financial statements. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. While the corporate minimum tax law change has no immediate effect and is not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 14. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years indicated (in millions, except per share amounts):

	Year Ended December 31,
	2020	2021	2022
Net income (loss)	$(4,585)	$(352)	$1,893
Add: convertible notes interest expense, net of tax	—	—	4
Net income (loss) - diluted	$(4,585)	$(352)	$1,897
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	284	616	637
Effect of dilutive securities	—	—	43
Diluted	284	616	680

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(16.12)	$(0.57)	$2.97
Diluted	$(16.12)	$(0.57)	$2.79

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

There were no preferred dividends declared or accumulated for the years ended December 31, 2020, 2021, and 2022. As of December 31, 2020, 2021, and 2022, RSUs to be settled in 12.0 million, 9.6 million, and 9.6 million, respectively, shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of December 31, 2020 and 2021, 0.5 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2022, 0.3 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. The 2026 Notes issued in March 2021 are deemed to be anti-dilutive under the if-converted method for the year ended December 31, 2021. Refer to Note 9, Debt, for further information on the 2026 Notes.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Year Ended December 31,
	2020	2021	2022
2026 Notes(1)	—	11	—
Warrants	8	8	—
Escrow shares	1	—	—
Stock options	41	24	1
RSUs	36	26	9
ESPP	1	1	—
Total	87	70	10
(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that could have been issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.
Note 15. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution subject to Internal Revenue Code limitations. The Company matched a portion of employee contributions totaling $22.4 million, $19.1 million, and $23.4 million for the years ended December 31, 2020, 2021, and 2022, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 16. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in millions):

	Year Ended December 31,
	2020	2021	2022
United States	$1,649	$2,996	$3,890
International(1)	1,729	2,996	4,509
Total revenue	$3,378	$5,992	$8,399
(1)No individual international country represented 10% or more of the Company’s total revenue for years ended December 31, 2020, 2021, and 2022.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2021	2022
United States	$330	$203
Ireland	57	36
Other international	42	20
Total long-lived assets	$429	$259

Tangible long-lived assets as of December 31, 2021 and 2022 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.
Note 17. Restructuring

During the year ended December 31, 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts, in May 2020, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19. This worldwide restructuring plan included a 25% reduction in the number of full-time employees, or approximately 1,800 employees, as well as a reduction in the contingent workforce and amendments to certain commercial agreements. These restructuring expenses are included in the Company’s consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its consolidated balance sheets. The cumulative restructuring charges as of December 31, 2022 was $353.3 million, for which the majority of these restructuring actions were completed in 2020. As of December 31, 2022, the restructuring liabilities were not material.

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

In 2022, the Company shifted to a remote work model, allowing its employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, for the year ended December 31, 2022, the Company recorded restructuring charges of $89.1 million, which include $80.5 million relating to an impairment of both domestic and international operating lease ROU assets, and $8.4 million of related leasehold improvements.

Note 18. Related Party Transactions

An individual who served as an executive officer of the Company through March 1, 2020, also served as a director of a payment processing vendor. The Company is party to a merchant agreement with the vendor whereby the Company earns transaction fees and incentives for offering its services to its customers in certain markets and satisfying certain base requirements pursuant to the agreement. The Company applies the transaction fees and incentives received to partially offset the merchant fees charged by the vendor. On March 1, 2020, this individual ceased as an employee of the Company and was appointed to the Company’s board of directors.

Net expense with this vendor was $210.9 million for the year ended December 31, 2020, and was included in cost of revenue in the consolidated statements of operations.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Accounts
The tables below detail the activity of the customer receivable reserve, insurance liability, and the valuation allowance on deferred tax assets for the years ended December 31, 2020, 2021, and 2022 (in millions):

	Balance at Beginning of Year	Charged to Expenses	Charges Utilized/ Write-Offs	Balance at End of Year
Customer Receivable Reserve
Year Ended December 31, 2020	$51	$108	$(68)	$91
Year Ended December 31, 2021	$91	$27	$(87)	$31
Year Ended December 31, 2022	$31	$49	$(41)	$39

	Balance at Beginning of Year	Additions for Current Period	Changes in Estimates for Prior Periods	Net Payments	Balance at End of Year
Insurance Liability
Year Ended December 31, 2020	$73	$98	$(21)	$(99)	$51
Year Ended December 31, 2021	$51	$85	$1	$(90)	$47
Year Ended December 31, 2022	$47	$140	$(5)	$(121)	$61

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged to Other Accounts	Balance at End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2020	$1,024	$1,029	$—	$2,053
Year Ended December 31, 2021	$2,053	$1,211	$—	$3,264
Year Ended December 31, 2022	$3,264	$(98)	$—	$3,166

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2023 Proxy Statement (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders.

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
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

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
Item 16. Form 10-K Summary

None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities	10-K	001-39778	02/25/2022	4.1
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Form of Class B Common Stock Certificate	S-8	333-251251	12/10/2020	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.6	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.7	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.6)	8-K	001-39778	03/08/2021	4.1
4.8	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and Redwood IV Finance 1, LLC	10-Q	001-39778	05/14/2021	4.3
4.9	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and SLP Constellation Aggregator II, LLC	10-Q	001-39778	05/14/2021	4.4
4.10	Warrant Amendment Agreement No. 2, dated March 30, 2021, by and between the Registrant and TAO Finance 1, LLC	10-Q	001-39778	05/14/2021	4.5
4.11	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to Redwood IV Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.5
4.12	Warrant to Purchase Class A Common Stock, dated May 19, 2020, issued to SLP Constellation Aggregator II, L.P.	S-1/A	333-250118	12/01/2020	4.6
4.13	Warrant to Purchase Class A Common Stock, dated April 17, 2020, issued to TAO Finance 1, LLC	S-1/A	333-250118	12/01/2020	4.7
4.14	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to TCS Finance (A), LLC	10-Q	001-39778	11/03/2022	4.1
4.15	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to TCS Finance 1, LLC	10-Q	001-39778	11/03/2022	4.2
4.16	Amended and Restated Warrant No. 1 to Purchase Class A Common Stock, dated October 18, 2022, issued to Goldman Sachs & Co. LLC	10-Q	001-39778	11/03/2022	4.3
10.1	Lease Agreement, dated June 9, 2017, by and among the Registrant and Big Dog Holdings LLC	S-1	333-250118	11/16/2020	10.1
10.2	First Amendment to Lease Agreement by and among the Registrant and Big Dog Holdings LLC, effective February 7, 2019	S-1	333-250118	11/16/2020	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.3	Second Amendment to Lease Agreement by and among the Registrant and BCP-CG 650 PROPERTY LLC, effective September 27, 2022	10-Q	001-39778	11/03/2022	10.4
10.4	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.5	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.6	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.7	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.8	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.9	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.8
10.10	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.9
10.11	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.12	Eight Amendment to Office Lease Agreement, dated September 28, 2021, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/25/2022	10.11
10.13	Ninth Amendment to Office Lease Agreement, dated October 18, 2022, by and among the Registrant and T-C 888 Brannan Owner	10-Q	001-39778	11/03/2022	10.3
10.14(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.14(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)
10.14(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.15(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.15(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.15(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.16#	Hotel Tonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.17(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.17(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.17(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.18#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.19#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.20#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.21#	Employment Agreement by and between the Registrant and Dave Stephenson	S-1	333-250118	11/16/2020	10.19
10.22#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.23#	Employment Agreement by and between the Registrant and Catherine Powell	S-1/A	333-250118	12/01/2020	10.21
10.24#	Non-Employee Director Compensation Program	S-1/A	333-250118	12/01/2020	10.24
10.25#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.26	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.27	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
10.28	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
10.29	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers	10-Q	001-39778	05/09/2022	10.1
10.30	Advisor Agreement by and between the Registrant and Joe Gebbia, dated August 23, 2022	10-Q	001-39778	11/03/2022	10.1
10.31	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior, as amended February 16, 2023					X
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: February 17, 2023		Brian Chesky Chief Executive Officer
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

Name and Signature	Title	Date

/s/ Brian Chesky	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2023
Brian Chesky

/s/ David E. Stephenson	Chief Financial Officer (Principal Financial Officer)	February 17, 2023
David E. Stephenson

/s/ David Bernstein	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023
David Bernstein

/s/ Angela Ahrendts	Director	February 17, 2023
Angela Ahrendts

/s/ Amrita Ahuja	Director	February 17, 2023
Amrita Ahuja

/s/ Nathan Blecharczyk	Director	February 17, 2023
Nathan Blecharczyk

/s/ Kenneth Chenault	Director	February 17, 2023
Kenneth Chenault

/s/ Joseph Gebbia	Director	February 17, 2023
Joseph Gebbia

/s/ Belinda Johnson	Director	February 17, 2023
Belinda Johnson

/s/ Jeffrey Jordan	Director	February 17, 2023
Jeffrey Jordan

/s/ Alfred Lin	Director	February 17, 2023
Alfred Lin