Form 10-Q
period 2023-03-31
Airbnb, Inc.
filed 2023-05-09
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
______________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2023, 412,406,745 shares of the registrant's Class A common stock were outstanding, 217,848,017 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

AIRBNB, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the effects of macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, high unemployment and foreign currency fluctuations, on the demand for travel or similar experiences;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,378	$8,166
Short-term investments (including assets reported at fair value of $2,224 and $2,408, respectively)	2,244	2,428
Funds receivable and amounts held on behalf of customers	4,783	7,760
Prepaids and other current assets (including customer receivables of $200 and $227 and allowances of $39 and $42, respectively)	456	515
Total current assets	14,861	18,869
Property and equipment, net	121	122
Operating lease right-of-use assets	138	138
Goodwill and intangible assets, net	684	682
Other assets, noncurrent	234	207
Total assets	$16,038	$20,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137	$161
Accrued expenses and other current liabilities	1,876	2,119
Funds payable and amounts payable to customers	4,783	7,760
Unearned fees	1,182	2,172
Total current liabilities	7,978	12,212
Long-term debt	1,987	1,988
Operating lease liabilities, noncurrent	295	300
Other liabilities, noncurrent	218	227
Total liabilities	10,478	14,727
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 408 and 412 shares issued and outstanding, respectively; Class B - authorized 710 shares; 223 and 218 shares issued and outstanding, respectively; Class C - authorized 2,000 shares; zero shares of Class C common stock issued and outstanding, respectively; Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,557	11,662
Accumulated other comprehensive loss	(32)	(30)
Accumulated deficit	(5,965)	(6,341)
Total stockholders’ equity	5,560	5,291
Total liabilities and stockholders’ equity	$16,038	$20,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Revenue	$1,509	$1,818
Costs and expenses:
Cost of revenue	363	428
Operations and support	233	282
Product development	363	420
Sales and marketing	345	450
General and administrative	210	243
Total costs and expenses	1,514	1,823
Loss from operations	(5)	(5)
Interest income	5	146
Interest expense	(6)	(4)
Other expense, net	(2)	(7)
Income (loss) before income taxes	(8)	130
Provision for income taxes	11	13
Net income (loss)	$(19)	$117
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.03)	$0.18
Diluted	$(0.03)	$0.18
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	635	634
Diluted	635	670
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Net income (loss)	$(19)	$117
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale marketable securities, net of tax	(4)	3
Net unrealized loss on cash flow hedges, net of tax	—	(4)
Foreign currency translation adjustments	(1)	3
Other comprehensive income (loss)	(5)	2
Comprehensive income (loss)	$(24)	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	633	$—	*	$11,140	$(7)	$(6,358)	$4,775
Net loss	—	—		—	—	(19)	(19)
Other comprehensive loss	—	—		—	(5)	—	(5)
Exercise of common stock options	1	—	*	12	—	—	12
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(224)	—	—	(224)
Stock-based compensation	—	—		198	—	—	198
Balances as of March 31, 2022	636	$—	*	$11,126	$(12)	$(6,377)	$4,737

	Three Months Ended March 31, 2023
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	631	$—	*	$11,557	$(32)	$(5,965)	$5,560
Net income	—	—		—	—	117	117
Other comprehensive income	—	—		—	2	—	2
Exercise of common stock options	2	—	*	17	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1	—	*	(155)	—	—	(155)
Stock-based compensation	—	—		243	—	—	243
Repurchase of common stock	(4)	—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630	$—	*	$11,662	$(30)	$(6,341)	$5,291
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net income (loss)	$(19)	$117
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29	11
Stock-based compensation expense	195	240
Foreign exchange (gain) loss	15	(17)
Other, net	29	29
Changes in operating assets and liabilities:
Prepaids and other assets	(19)	(31)
Operating lease right-of-use assets	9	(1)
Accounts payable	10	24
Accrued expenses and other liabilities	109	226
Unearned fees	844	989
Net cash provided by operating activities	1,202	1,587
Cash flows from investing activities:
Purchases of property and equipment	(6)	(6)
Purchases of short-term investments	(928)	(1,094)
Sales and maturities of short-term investments	740	917
Other investing activities, net	(3)	—
Net cash used in investing activities	(197)	(183)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(205)	(151)
Proceeds from exercise of stock options	12	17
Repurchases of common stock	—	(493)
Change in funds payable and amounts payable to customers	2,397	2,913
Net cash provided by financing activities	2,204	2,286
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	79
Net increase in cash, cash equivalents, and restricted cash	3,212	3,769
Cash, cash equivalents, and restricted cash, beginning of period	9,727	12,103
Cash, cash equivalents, and restricted cash, end of period	$12,939	$15,872
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$15	$11
Cash paid for interest	$3	$1

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2023. The results for the interim periods are not necessarily indicative of results for the full year. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts. Certain immaterial amounts in prior periods have been reclassified to conform with current period presentation.

In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of March 31, 2023, the Company’s consolidated VIEs were not material to the financial statements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

As the impact of the uncertain macroeconomic conditions, including inflation and rising interest rates, continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.

Short-term Investments

The Company considers all highly-liquid investments with original maturities of greater than 90 days to be short-term investments. Short-term investments include time deposits, which are accounted for at amortized cost, and available-for-sale debt securities that consist of corporate debt securities, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. The Company determines the appropriate classification of its investments at the time of purchase. The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method.

Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. Realized gains and losses and impairments are reported within other expense, net in the condensed consolidated statements of operations. The assessment for impairment takes into account the severity and duration

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security, and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

The Company’s equity investments with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other expense, net in the condensed consolidated statements of operations.

Derivative Instruments and Hedging

The Company’s primary objective for holding derivative instruments is to manage foreign currency exchange rate risk. The Company enters into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. All derivative instruments are recorded in the condensed consolidated balance sheets at fair value. The accounting treatment for derivative gains and losses is based on intended use and hedge designation.

Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in AOCI and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item within the condensed consolidated statement of operations. The Company does not exclude any components in the assessment of hedge effectiveness for forwards and options.

When it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other expense, net, if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized in the condensed consolidated statement of operations in other expenses, net.

The Company presents derivative assets and liabilities at their gross fair values in the condensed consolidated balance sheets, even if they are subject to master netting arrangements with the counterparties. The Company classifies cash flows related to derivative instruments as operating activities in the condensed consolidated statement of cash flows.

Recently Adopted Accounting Standards

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard is effective for public entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2017-12. The Company adopted the standard during the first quarter of 2023, which did not have an impact on the Company's financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of equity securities that are subject to a contractual sale restriction as well as includes specific disclosure requirements for such equity securities. The standard is effective for public entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact on the Company’s financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its financial statements or disclosures.

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in millions):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$7,378	$8,166
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	4,708	7,676
Restricted cash included in prepaids and other current assets	17	30
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$12,103	$15,872

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	March 31, 2023
Indirect taxes payable	$418	$671
Compensation and employee benefits	380	300
Indirect tax reserves	206	214
Gift card liability	141	141
Operating lease liabilities, current	59	48
Other	672	745
Total accrued expenses and other current liabilities	$1,876	$2,119

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended March 31,
	2022	2023
Reductions to revenue	$45	$77
Charges to operations and support	22	22
Charges to sales and marketing expense	10	13
Total payments made to customers	$77	$112

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended March 31,
	2022	2023
North America	$822	$925
Europe, the Middle East, and Africa	373	458
Latin America	178	235
Asia Pacific	136	200
Total revenue disaggregated by geographic region	$1,509	$1,818

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$573	$—	$—	$573
Government bonds	83	—	—	83
Commercial paper	574	—	—	574
Corporate debt securities	965	1	(7)	959
Mortgage-backed and asset-backed securities	37	—	(3)	34
Total debt securities	2,232	1	(10)	2,223
Time deposits	20	—	—	20
Equity investments (1)	1	—	—	1
Total short-term investments	$2,253	$1	$(10)	$2,244

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Long-term investments (2)	Carrying Value, Beginning of Period	Upward Adjustments	Downward Adjustments	Carrying Value, End of Period
Equity investments:
Equity investments without readily determinable fair values (3), (4)	$75	$—	$—	$75

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$492	$—	$—	$492
Government bonds	254	1	—	255
Commercial paper	586	—	—	586
Corporate debt securities	1,023	2	(6)	1,019
Mortgage-backed and asset-backed securities	58	—	(3)	55
Total debt securities	2,413	3	(9)	2,407
Time deposits	20	—	—	20
Equity investments (1)	1	—	—	1
Total short-term investments	$2,434	$3	$(9)	$2,428

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Long-term investments(2)	Carrying Value, Beginning of Period	Upward Adjustments	Downward Adjustments	Carrying Value, End of Period
Equity investments:
Equity investments without readily determinable fair values (3), (4)	$75	$—	$—	$75

(1)Unrealized gain (loss) on equity investments were immaterial for the three months ended March 31, 2022 and 2023.
(2)Classified within other assets, noncurrent on the condensed consolidated balance sheets.
(3)No impairment charges recorded for the three months ended March 31, 2022 and 2023.
(4)As of December 31, 2022 and March 31, 2023, the cumulative downward adjustments for observable price changes and impairment were $56.2 million.

As of December 31, 2022 and March 31, 2023, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other expense, net were not material for the three months ended March 31, 2022 and 2023. Realized gains and losses reclassified from AOCI to other expense, net were not material for the three months ended March 31, 2022 and 2023.

Debt securities in an unrealized loss position had an estimated fair value of $748.3 million and $816.6 million, and unrealized losses of $19.4 million and $18.3 million as of December 31, 2022 and March 31, 2023, respectively. A total of $92.3 million and $39.0 million of these securities, with unrealized losses of $12.9 million and $12.5 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2022 and March 31, 2023, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$1,789	$1,788
Due in one year to five years	601	590
Due within five to ten years	30	27
Due beyond ten years	6	6
Total	$2,426	$2,411

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Investments Accounted for Under the Equity Method

As of December 31, 2022 and March 31, 2023, the carrying values of the Company’s equity method investments were $13.8 million and $10.1 million, respectively. The Company recorded unrealized losses of $1.3 million and $3.7 million for the three months ended March 31, 2022 and 2023, respectively, within other expense, net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. The Company recorded no impairment charges related to the carrying value of equity method investments for the three months ended March 31, 2022 and 2023.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,326	$—	$—	$2,326
Certificates of deposit	26	—	—	26
U.S. government debt securities	—	32	—	32
Commercial paper	—	327	—	327
Corporate debt securities	—	68	—	68
	2,352	427	—	2,779
Short-term investments:
Certificates of deposit	573	—	—	573
Government bonds	—	83	—	83
Commercial paper	—	574	—	574
Corporate debt securities	—	959	—	959
Mortgage-backed and asset-backed securities	—	34	—	34
Equity investments	1	—	—	1
	574	1,650	—	2,224
Funds receivable and amounts held on behalf of customers:
Money market funds	501	—	—	501
Prepaids and other current assets:
Foreign exchange derivative assets	—	14	—	14
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,427	$2,091	$4	$5,522
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,274	$—	$—	$2,274
U.S. government debt securities	—	124	—	124
Commercial paper	—	115	—	115
Corporate debt securities	—	16	—	16
	2,274	255	—	2,529
Short-term investments:
Certificates of deposit	492	—	—	492
Government bonds	—	255	—	255
Commercial paper	—	586	—	586
Corporate debt securities	—	1,019	—	1,019
Mortgage-backed and asset-backed securities	—	55	—	55
Equity investments	1	—	—	1
	493	1,915	—	2,408
Funds receivable and amounts held on behalf of customers:
Money market funds	1,007	—	—	1,007
Prepaids and other current assets:
Foreign exchange derivative assets	—	17	—	17
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,774	$2,187	$4	$5,965
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$39	$—	$39
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	1	—	1
Total liabilities at fair value	$—	$40	$—	$40

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in millions):

	Three Months Ended March 31,
	2022	2023
Balance, beginning of period	$10	$4
Changes in unrealized losses included in other comprehensive loss related to investments held at the reporting date	1	—
Balance, end of period	$11	$4

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2022 and 2023.

Note 6. Derivative Instruments and Hedging

The Company has a portion of its business denominated and transacted in foreign currencies, which subjects the Company to foreign exchange risk, and uses derivative instruments to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company may elect to designate certain derivatives to partially offset its business exposure to foreign exchange risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Foreign Exchange Risk

To protect revenue from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, option contracts, or other instruments, and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue, typically for up to 18 months. During the three months ended March 31, 2023, the Company initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on future revenue.

The Company may also enter into derivative instruments that are not designated as accounting hedges to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated balance sheets (in millions):

	Derivative assets(1)
		Fair value as of
	Location	December 31, 2022	March 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$14	$17
Total derivatives not designated as hedging instruments		$14	$17

	Derivative liabilities(1)
		Fair value as of
	Location	December 31, 2022	March 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses and other current liabilities	$—	$3
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	—	1
Total derivatives designated as hedging instruments		$—	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses and other current liabilities	$31	$36
Total derivatives not designated as hedging instruments		$31	$36

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of March 31, 2023, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $17.0 million, resulting in net derivative assets of $0.4 million and net derivative liabilities of $22.9 million.

The effect of derivative instruments designated as hedging instruments on the condensed consolidated statements of operations was not material for the three months ended March 31, 2023.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Effect of derivative instruments designated as hedging instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges and the impact of these derivative contracts on AOCI (in millions):

	Loss recognized in other comprehensive income (loss)	Gain (loss) reclassified from AOCI into revenues
	Three Months Ended March 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$4	$—
Total designated cash flow hedges	$4	$—

As of March 31, 2023, cumulative unrealized losses recorded in AOCI related to derivative instruments designated as hedging instruments were $4.1 million.

Effect of derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the condensed consolidated statements of operations (in millions):

	Realized gain (loss) on derivatives		Unrealized gain (loss) on derivatives
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2023	2022	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13	$(20)	$(24)	$(1)
Total derivatives not designated as hedging instruments	$13	$(20)	$(24)	$(1)

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $494.3 million as of March 31, 2023.

Derivatives not designated as hedging instruments

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $3.3 billion as of December 31, 2022 and March 31, 2023, respectively.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2022 and March 31, 2023, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. For the three months ended March 31, 2022 and 2023, interest expense of $1.0 million was recorded for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of March 31, 2023, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of March 31, 2023, the total estimated fair value of the 2026 Notes was $1.8 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200.0 million sub-limit for the issuance of letters of credit.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2023.

No amounts were drawn under the 2022 Credit Facility as of December 31, 2022 and March 31, 2023, and outstanding letters of credit totaled $28.5 million as of both December 31, 2022 and March 31, 2023.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Three Months Ended March 31,
	2022	2023
Operations and support	$12	$15
Product development	118	149
Sales and marketing	21	28
General and administrative	44	48
Stock-based compensation expense	$195	$240

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2022	108	22	$23.41	34	$77.07
Granted	(9)	1	122.41	8	118.84
Increase in shares available for grant	32	—	—	—	—
Shares withheld for taxes	1	—	—	(1)	92.62
Exercised/Vested	—	(2)	10.75	(3)	93.80
As of March 31, 2023	132	21	$27.93	38	$84.33

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2023	21	$27.93	2.92	$2,053
Options exercisable as of March 31, 2023	18	$18.33	2.19	$1,976
Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2023, the Company collects and remits Lodging Taxes in approximately 32,400 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2022 and March 31, 2023, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $250.6 million and $423.6 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2022 and March 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $70.6 million and $77.8 million, respectively. With respect to lodging and related taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

As of December 31, 2022 and March 31, 2023, the Company accrued a total of $134.6 million and $135.7 million of estimated tax liabilities, including interest, related to Hosts’ withholding tax obligations, respectively.

The Company has identified reasonably possible exposures related to withholding income taxes, transactional taxes, and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. The Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $262.0 million to $282.0 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of December 31, 2022 and March 31, 2023, the Company accrued a total of $32.6 million and $33.1 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

The Company is subject to regular payroll tax examinations by various international, state and local jurisdictions. Although management believes its tax withholding remittance practices are appropriate, the Company may be subject to additional tax liabilities, including interest and penalties, if any tax authority disagrees with the Company’s withholding and remittance practices, or if there are changes in laws, regulations, administrative practices, principles or interpretations related to payroll tax withholding in the various international, state and local jurisdictions.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

further alter or impact the Company’s business.

In certain instances, the Company has been party to litigation with municipalities relating to or arising out of certain regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.

Intellectual Property

The Company has been and is currently subject to claims relating to intellectual property, including alleged patent infringement. Adverse results in such lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices or require development of non-infringing products or technologies, which could result in a loss of revenue or otherwise harm its business. To date, the Company has not incurred any material costs as a result of such cases and has not recorded any material liabilities in its financial statements related to such matters.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

Host Protections

The Company offers AirCover coverage, which includes but is not limited to, the Company’s Host Damage Protection program that provides protection of up to $3.0 million for direct physical loss or damage to a Host’s covered property caused by guests during a confirmed booking and when the Host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay. The Company’s Host Liability Insurance and Experiences Liability Insurance consists of a commercial general liability policy, with Hosts and the Company as named insureds and landlords of Hosts as additional insureds. The Host Liability Insurance and Experiences Liability Insurance provides primary coverage for up to $1.0 million per occurrence, subject to a $1.0 million cap per listing location, and includes various market standard conditions, limitations, and exclusions.

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

Note 10. Income Taxes

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

The Company recorded income tax expense of $10.7 million and $13.4 million for the three months ended March 31, 2022 and 2023, respectively, which were primarily driven by current tax on U.S. and foreign earnings and the accrual of interest on certain uncertain tax positions.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the United States during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, the Company does not believe it is more likely than not that its U.S. deferred tax assets will be realized as of March 31, 2023. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that some portion of or the entire U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company’s publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196.4 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and intends to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case to be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s condensed consolidated statements of cash flow.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. The Company does not anticipate the new law to have a material impact on the current year, and will continue to evaluate its impact as further information becomes available.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2023
Net income (loss)	$(19)	$117
Add: convertible notes interest expense, net of tax	—	1
Net income (loss) - diluted	$(19)	$118
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	635	634
Effect of dilutive securities	—	36
Diluted	635	670
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.03)	$0.18
Diluted	$(0.03)	$0.18

As of both March 31, 2022 and 2023, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of March 31, 2022 and 2023, 0.5 million and 0.3 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2022	2023
2026 Notes(1)	11	—
Warrants	8	—
Stock options	24	1
RSUs	28	8
Total	71	9

(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represents the maximum number of shares that could have been issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.

The Company’s board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock at management’s discretion.

During the three months ended March 31, 2023, the Company repurchased and subsequently retired 4.0 million shares of common stock for $492.7 million. As of March 31, 2023, the Company had $7.3 million available to repurchase shares pursuant to the share repurchase program.

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended March 31, 2023, the excise tax on share repurchases was not material.
Note 12. Subsequent Event

On May 8, 2023, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $2.5 billion of the Company's Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements (“financial statements”) and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2022 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has grown to over 4 million Hosts who have welcomed over 1.4 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We have five stakeholders and are designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

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

First Quarter Financial Highlights

For the three months ended March 31, 2023, revenue grew by 20% to $1.8 billion, compared to the same period in the prior year, primarily due to a 19% increase in Nights and Experiences Booked of 19.0 million driving a 19% increase in Gross Booking Value of $3.2 billion. The growth in revenue demonstrated the continued strong travel demand. On a constant-currency basis, revenue increased 24% for the three months ended March 31, 2023, compared to the same period in the prior year.

We generated net income of $116.8 million for the three months ended March 31, 2023, an improvement from a net loss of $18.8 million in the same period in the prior year. Our net profit margin increased to 6% from negative 1%, compared to the same period in the prior year, primarily due to higher interest income resulting from increased interest rates.

Our net cash provided by operating activities was $1.6 billion for the three months ended March 31, 2023, compared to $1.2 billion, in the same period in the prior year, and we generated Free Cash Flow1 of $1.6 billion. The increase was driven by our revenue growth and increase in deferred revenue for unearned fees of $145.1 million.

During the three months ended March 31, 2023, we repurchased 4.0 million shares of common stock for $492.7 million, leaving $7.3 million available to repurchase under our share repurchase program.

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

For the first quarter of 2023, we had 121.1 million Nights and Experiences Booked, a 19% increase from 102.1 million for the same prior year period. Nights and Experiences Booked grows as we attract new customers to our platform and as repeat guests increase their activity on our platform. Our Nights and Experiences Booked increased from prior year levels driven by growth across all regions.

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

For the first quarter of 2023, our GBV was $20.4 billion, a 19% increase from $17.2 billion for the same prior year period. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked, combined with sustained elevated average daily rates. Similar to Nights and Experiences Booked, our GBV improvement was driven by growth in bookings in all regions.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions):

	Three Months Ended March 31,
	2022	2023
Net income (loss)	$(19)	$117
Adjusted EBITDA	$229	$262

Net cash provided by operating activities	$1,202	$1,587
Free Cash Flow	$1,196	$1,581

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

Adjusted EBITDA also excludes certain items related to transactional tax matters, for which management believes it is probable that we may be held jointly liable with Hosts in certain jurisdictions, and we urge investors to review the detailed disclosure regarding these matters included in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. These limitations include the following:

•Adjusted EBITDA does not reflect interest income (expense) and other income (expense), net, which include unrealized and realized gains and losses on foreign currency exchange, investments, and financial instruments;

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

•Adjusted EBITDA excludes acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements. The contingent consideration, which was in the form of equity, was valued as of the acquisition date and is marked-to-market at each reporting period based on factors including our stock price; and

•Adjusted EBITDA does not reflect net changes to reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with Hosts for collecting and remitting such taxes.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (loss) (in millions, except percentages):

	Three Months Ended March 31,
	2022	2023
Revenue	$1,509	$1,818

Net income (loss)	$(19)	$117
Adjusted to exclude the following:
Provision for income taxes	11	13
Other expense, net	2	7
Interest expense	6	4
Interest income	(5)	(146)
Depreciation and amortization	29	11
Stock-based compensation expense	195	240
Acquisition-related impacts	11	12
Net changes in lodging tax reserves	(1)	4
Adjusted EBITDA	$229	$262
Adjusted EBITDA as a percentage of revenue	15%	14%

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

For the three months ended March 31, 2023, Free Cash Flow was $1.6 billion, representing 87% of revenue, compared to $1.2 billion, representing 79% of revenue, for the three months ended March 31, 2022. The increase was primarily driven by net income and growth in unearned fees of $145.1 million.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended March 31,
	2022	2023
Revenue	$1,509	$1,818

Net cash provided by operating activities	$1,202	$1,587
Purchases of property and equipment	(6)	(6)
Free Cash Flow	$1,196	$1,581
Free Cash Flow as a percentage of revenue	79%	87%
Other cash flow components:
Net cash used in investing activities	$(197)	$(183)
Net cash provided by financing activities	$2,204	$2,286

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

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA. Our business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. Our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. As our business matures and travel continues to recover post the COVID-19 pandemic, other seasonal trends may develop, or these existing seasonal trends may become more extreme.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2023
Revenue	$1,509	$1,818
Costs and expenses:
Cost of revenue	363	428
Operations and support(1)	233	282
Product development(1)	363	420
Sales and marketing(1)	345	450
General and administrative(1)	210	243
Total costs and expenses	1,514	1,823
Loss from operations	(5)	(5)
Interest income	5	146
Interest expense	(6)	(4)
Other expense, net	(2)	(7)
Income (loss) before income taxes	(8)	130
Provision for income taxes	11	13
Net income (loss)	$(19)	$117

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Operations and support	$12	$15
Product development	118	149
Sales and marketing	21	28
General and administrative	44	48
Stock-based compensation expense	$195	$240

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	24	24
Operations and support	15	15
Product development	24	23
Sales and marketing	23	25
General and administrative	14	13
Total costs and expenses	100	100
Loss from operations	—	—
Interest income	—	7
Interest expense	—	—
Other expense, net	—	—
Income (loss) before income taxes	—	7
Provision for income taxes	1	1
Net income (loss)	(1)%	6%

Comparison of the Three Months Ended March 31, 2023 with the Same Period in 2022

Revenue

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Revenue	$1,509	$1,818	20%

Revenue increased $309.0 million, or 20%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a 19% increase in Nights and Experiences Booked. On a constant-currency basis, revenue increased 24% compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Euro and British Pound.

Cost of Revenue

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Cost of revenue	$363	$428	18%
Percentage of revenue	24%	24%

Cost of revenue increased $65.1 million, or 18%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to an increase in merchant fees of $56.6 million and an increase of $6.9 million in chargebacks, both related to an increase in pay-in volumes, and an increase in cloud computing costs of $6.5 million due to increased server and data storage usage, partially offset by a decrease of $8.8 million in amortization expense.

Operations and Support

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Operations and support	$233	$282	21%
Percentage of revenue	15%	15%

Operations and support expense increased $48.5 million, or 21%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a $36.7 million increase in third-party community support personnel and customer relations costs, and a $10.8 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs.

Product Development

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Product development	$363	$420	16%
Percentage of revenue	24%	23%

Product development expense increased $57.2 million, or 16%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a $59.3 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Sales and Marketing

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Brand and performance marketing	$231	$307	33%
Field operations and policy	114	143	25%
Total sales and marketing	$345	$450	30%
Percentage of revenue	23%	25%

Sales and marketing expense increased $105.1 million, or 30%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a $54.3 million increase in marketing activities associated with our Airbnb It, I’m Flexible and Categories marketing campaigns and launches, a $21.9 million increase in our search engine marketing and advertising spend, and a $17.0 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

General and Administrative

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
General and administrative	$210	$243	16%
Percentage of revenue	14%	13%

General and administrative expense increased $32.9 million, or 16%, for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a $25.5 million increase in payroll related expenses due to growth in headcount and increased compensation costs, a $14.0 million increase in other business and operational taxes, and a $3.8 million increase in bad debt expenses, partially offset by an $11.7 million decrease in charitable contributions, primarily driven by prior year contributions to Airbnb.org to support Ukrainian refugees.

Interest Income and Expense

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Interest income	$5	$146	*
Percentage of revenue	—%	7%
Interest expense	$(6)	$(4)	(31)%
Percentage of revenue	—%	—%
* Not meaningful

Interest income increased $141.3 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to higher cash and investment balances and higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds.

Other Expense, Net

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Other expense, net	$(2)	$(7)	274%
Percentage of revenue	—%	—%

Other expense, net increased $5.2 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to impairment charges of $2.5 million related to an investment in a private company.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2023	% Change
	(in millions, except percentages)
Provision for income taxes	$11	$13	25%

The provision for income taxes increased primarily due to increased profitability and the accrual of interest on certain uncertain tax positions.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $10.6 billion. As of March 31, 2023, cash and cash equivalents totaled $8.2 billion, which included $2.5 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2023, short-term investments totaled $2.4 billion. Short-term investments primarily consist of certificates of deposit, U.S. government and government agency debt securities (“government bonds”), commercial paper, highly-liquid investment grade corporate debt securities, mortgage-backed and asset-backed securities, and time deposits. These amounts do not include funds of $7.8 billion as of March 31, 2023, that we held for bookings in advance of guests completing check-ins that we record separately on our condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (or G-SIBs) which are subject to high capital requirements and must regularly perform stringent stress tests to prove their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the United States are sufficient to fund our working capital needs in the United States.

We have access to $1.0 billion of commitments and a $200.0 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of March 31, 2023, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $28.5 million.

Material Cash Requirements

As of March 31, 2023, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100.2 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

During the three months ended March 31, 2023, we repurchased and subsequently retired 4.0 million shares of our common stock for $492.7 million. As of March 31, 2023, we had $7.3 million available to repurchase shares pursuant to the share repurchase program.

On May 8, 2023, our board of directors approved a new share repurchase program with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2023
Net cash provided by operating activities	$1,202	$1,587
Net cash used in investing activities	(197)	(183)
Net cash provided by financing activities	2,204	2,286
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	79
Net increase in cash, cash equivalents, and restricted cash	$3,212	$3,769

Net cash provided by operating activities for the three months ended March 31, 2023 was $1.6 billion, which is due to net income for the three months ended March 31, 2023 of $116.8 million, adjusted for non-cash charges, primarily consisting of $240.1 million of stock-based compensation expense. Additional cash was provided by changes in working capital, including a $989.1 million increase in unearned fees resulting from growth in bookings and accrued expenses and other liabilities of $225.5 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $182.8 million, which was primarily due to purchases of short-term investments of $1.1 billion, partially offset by proceeds resulting from sales and maturities of short-term investments of $917.3 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.3 billion, primarily reflecting the increase in funds payable and amounts payable to customers of $2.9 billion resulting from growth in bookings, partially offset by our share repurchase of $492.7 million under the share repurchase program, and an increase in the taxes paid related to net share settlement of equity awards of $151.3 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2023, we recorded a $79.1 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report for a discussion of the assumptions and judgments involved in our critical accounting estimates. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the first quarter of 2023 were the Euro, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

We enter into foreign currency derivative contracts to protect against foreign exchange risks. These hedges are primarily designed to manage foreign exchange risk associated with revenue translated into U.S. dollars, balances held as funds payable and amounts payable to customers, and unbilled amounts for confirmed bookings under the terms of our Pay Less Upfront program. These contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our revenue, assets, and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive economic cost of hedging particular exposures.

We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business.

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of March 31, 2023, it would have resulted in a loss of approximately $13.3 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and available-for-sale short-term investments and the fair value of those securities.

We had cash and cash equivalents of $8.2 billion and short-term investments of $2.4 billion as of March 31, 2023, which primarily consisted of certificates of deposit, government bonds, commercial paper, highly-liquid investment grade corporate debt securities, mortgage-backed and asset-backed securities, and time deposits. As of March 31, 2023, we had an additional $7.8 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $18.6 million to our investment portfolio as of March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”). Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31	—	$—	—	$500.0
February 1 - 28	0.6	125.60	0.6	426.1
March 1 - 31	3.4	120.63	3.4	$7.3
Total	4.0	$121.35	4.0

(1)Includes broker commissions and excludes excise taxes of approximately $1 million.
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

None

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior, as amended February 16, 2023	10-K	001-39778	02/17/2023	10.31
10.2#	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: May 9, 2023		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: May 9, 2023		David E. Stephenson Chief Financial Officer (Principal Financial Officer)