Form 10-Q
period 2023-06-30
Airbnb, Inc.
filed 2023-08-03
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 21, 2023, 426,358,871 shares of the registrant's Class A common stock were outstanding, 211,724,761 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding future operating performance, including Nights and Experiences Booked, Gross Booking Value (“GBV”), Average Daily Rate, and GBV per Night and Experience Booked;
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
•our expectations regarding our income tax liabilities, including anticipated increases in foreign taxes, valuation allowances, and the adequacy of our reserves;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2022	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$7,378	$7,905
Short-term investments (including assets reported at fair value of $2,224 and $1,945, respectively)	2,244	2,435
Funds receivable and amounts held on behalf of customers	4,783	9,144
Prepaids and other current assets (including customer receivables of $200 and $264 and allowances of $39 and $46, respectively)	456	568
Total current assets	14,861	20,052
Property and equipment, net	121	132
Operating lease right-of-use assets	138	131
Goodwill and intangible assets, net	684	679
Other assets, noncurrent	234	194
Total assets	$16,038	$21,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137	$100
Accrued expenses and other current liabilities	1,876	2,033
Funds payable and amounts payable to customers	4,783	9,144
Unearned fees	1,182	2,347
Total current liabilities	7,978	13,624
Long-term debt	1,987	1,989
Operating lease liabilities, noncurrent	295	285
Other liabilities, noncurrent	218	231
Total liabilities	10,478	16,129
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 408 and 422 shares issued and outstanding, respectively; Class B - authorized 710 shares; 223 and 212 shares issued and outstanding, respectively; Class C - authorized 2,000 shares; zero shares of Class C common stock issued and outstanding, respectively; Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,557	11,290
Accumulated other comprehensive loss	(32)	(33)
Accumulated deficit	(5,965)	(6,198)
Total stockholders’ equity	5,560	5,059
Total liabilities and stockholders’ equity	$16,038	$21,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,104	$2,484	$3,613	$4,302
Costs and expenses:
Cost of revenue	390	432	753	860
Operations and support	258	317	491	599
Product development	375	451	738	871
Sales and marketing	379	486	724	936
General and administrative	244	275	454	518
Restructuring charges	89	—	89	—
Total costs and expenses	1,735	1,961	3,249	3,784
Income from operations	369	523	364	518
Interest income	20	191	25	337
Interest expense	(8)	(2)	(14)	(6)
Other income (expense), net	2	(36)	—	(43)
Income before income taxes	383	676	375	806
Provision for income taxes	4	26	15	39
Net income	$379	$650	$360	$767
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.59	$1.02	$0.57	$1.21
Diluted	$0.56	$0.98	$0.53	$1.15
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	638	635	637	634
Diluted	684	665	684	667
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$379	$650	$360	$767
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(3)	(6)	(7)	(4)
Net unrealized income (loss) on cash flow hedges, net of tax	—	2	—	(2)
Foreign currency translation adjustments	(9)	1	(10)	5
Other comprehensive loss	(12)	(3)	(17)	(1)
Comprehensive income	$367	$647	$343	$766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount
Balances as of December 31, 2021	633		$—	*	$11,140	$(7)	$(6,358)	$4,775
Net loss	—		—		—	—	(19)	(19)
Other comprehensive loss	—		—		—	(5)	—	(5)
Exercise of common stock options, net of shares withheld for taxes	1		—	*	12	—	—	12
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2		—	*	(224)	—	—	(224)
Stock-based compensation	—		—		198	—	—	198
Balances as of March 31, 2022	636		$—	*	$11,126	$(12)	$(6,377)	$4,737
Net income	—		—	*	—	—	379	379
Other comprehensive loss	—		—		—	(12)	—	(12)
Exercise of common stock options, net of shares withheld for taxes	1		—	*	5	—	—	5
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2		—	*	(133)	—	—	(133)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	—	*	—	*	20	—	—	20
Stock-based compensation	—		—		249	—	—	249
Balances as of June 30, 2022	639		$—	*	$11,267	$(24)	$(5,998)	$5,245
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount
Balances as of December 31, 2022	631		$—	*	$11,557	$(32)	$(5,965)	$5,560
Net income	—		—		—	—	117	117
Other comprehensive income	—		—		—	2	—	2
Exercise of common stock options, net of shares withheld for taxes	2		—	*	17	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1		—	*	(155)	—	—	(155)
Stock-based compensation	—		—		243	—	—	243
Repurchases of common stock	(4)		—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630		$—	*	$11,662	$(30)	$(6,341)	$5,291
Net income	—		—		—	—	650	650
Other comprehensive loss	—		—		—	(3)	—	(3)
Exercise of common stock options, net of shares withheld for taxes	6		—	*	(561)	—	—	(561)
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2		—	*	(153)	—	—	(153)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	—	*	—	*	31	—	—	31
Stock-based compensation	—		—		311	—	—	311
Repurchases of common stock	(4)		—	*	—	—	(507)	(507)
Balances as of June 30, 2023	634		$—	*	$11,290	$(33)	$(6,198)	$5,059
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net income	$360	$767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55	20
Stock-based compensation expense	442	544
Foreign exchange (gain) loss	38	(46)
Impairment of long-lived assets	89	—
Other, net	43	29
Changes in operating assets and liabilities:
Prepaids and other assets	(187)	(83)
Operating lease right-of-use assets	18	7
Accounts payable	23	(38)
Accrued expenses and other liabilities	44	133
Unearned fees	1,078	1,163
Net cash provided by operating activities	2,003	2,496
Cash flows from investing activities:
Purchases of property and equipment	(11)	(15)
Purchases of short-term investments	(2,079)	(1,691)
Sales and maturities of short-term investments	2,264	1,503
Other investing activities, net	(3)	—
Net cash provided by (used in) investing activities	171	(203)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(345)	(872)
Proceeds from exercise of stock options	16	23
Proceeds from the issuance of common stock under employee stock purchase plan	20	31
Repurchases of common stock	—	(1,000)
Change in funds payable and amounts payable to customers	3,958	4,271
Net cash provided by financing activities	3,649	2,453
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(308)	132
Net increase in cash, cash equivalents, and restricted cash	5,515	4,878
Cash, cash equivalents, and restricted cash, beginning of period	9,727	12,103
Cash, cash equivalents, and restricted cash, end of period	$15,242	$16,981
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$28	$50
Cash paid for interest	$6	$1
Non-cash financing activities
Net settlement of cashless stock option exercises	$—	$36

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of June 30, 2023, the Company’s consolidated VIEs were not material to the financial statements.

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

Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. Realized gains and losses and impairments are reported within other income (expense), net in the condensed consolidated statements of operations. The assessment for impairment takes into account the severity and

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

duration of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security, and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

The Company’s equity investments with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other income (expense), net in the condensed consolidated statements of operations.

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

When it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other income (expense), net, if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized in the condensed consolidated statement of operations in other income (expense), net.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in millions):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$7,378	$7,905
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	4,708	9,047
Restricted cash included in prepaids and other current assets	17	29
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$12,103	$16,981

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	June 30, 2023
Indirect taxes payable	$418	$588
Compensation and employee benefits	380	310
Indirect tax reserves	206	212
Gift card liability	141	148
Operating lease liabilities, current	59	50
Other	672	725
Total accrued expenses and other current liabilities	$1,876	$2,033

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Reductions to revenue	$67	$78	$112	$155
Charges to operations and support	22	24	44	46
Charges to sales and marketing expense	15	16	25	29
Total payments made to customers	$104	$118	$181	$230

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
North America	$1,098	$1,192	$1,920	$2,117
Europe, the Middle East, and Africa	732	941	1,105	1,399
Latin America	137	163	315	398
Asia Pacific	137	188	273	388
Total revenue disaggregated by geographic region	$2,104	$2,484	$3,613	$4,302

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$573	$—	$—	$573
Government bonds	83	—	—	83
Commercial paper	574	—	—	574
Corporate debt securities	965	1	(7)	959
Mortgage-backed and asset-backed securities	37	—	(3)	34
Total debt securities	2,232	1	(10)	2,223
Time deposits	20	—	—	20
Equity investments (1)	1	—	—	1
Total short-term investments	$2,253	$1	$(10)	$2,244

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$403	$—	$—	$403
Government bonds	284	—	—	284
Commercial paper	316	—	—	316
Corporate debt securities	875	1	(9)	867
Mortgage-backed and asset-backed securities	78	—	(4)	74
Total debt securities	1,956	1	(13)	1,944
Time deposits	490	—	—	490
Equity investments (1)	1	—	—	1
Total short-term investments	$2,447	$1	$(13)	$2,435

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Unrealized gain (loss) on equity investments were immaterial for the three and six months ended June 30, 2022 and 2023.
(2)Classified within other assets, noncurrent on the condensed consolidated balance sheets.

As of December 31, 2022 and June 30, 2023, the Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other income (expense), net were not material for the three and six months ended June 30, 2022 and 2023. Realized gains and losses reclassified from AOCI to other income (expense), net were not material for the three and six months ended June 30, 2022 and 2023.

Debt securities in an unrealized loss position had an estimated fair value of $748 million and $901 million, and unrealized losses of $19 million and $22 million as of December 31, 2022 and June 30, 2023, respectively. A total of $92 million and $91 million of these securities, with unrealized losses of $13 million and $14 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2022 and June 30, 2023, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$1,277	$1,276
Due in one year to five years	650	633
Due within five to ten years	7	7
Due beyond ten years	35	32
Total	$1,969	$1,948

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75 million as of both December 31, 2022 and June 30, 2023, and are classified within other assets, noncurrent on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and six months ended June 30, 2022 and 2023. As of December 31, 2022 and June 30, 2023, the cumulative downward adjustments for observable price changes and impairment were $56 million.

Investments Accounted for Under the Equity Method

As of December 31, 2022 and June 30, 2023, the carrying values of the Company’s equity method investments were $14 million and $9 million, respectively. The Company recorded unrealized losses of $2 million and $3 million for the three and six months ended June 30, 2022, respectively, and $1 million and $5 million for the three and six months ended June 30, 2023, respectively, within other income (expense), net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results.

The Company recorded no impairment charges related to the carrying value of equity method investments for the three and six months ended June 30, 2022 and 2023.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,326	$—	$—	$2,326
Certificates of deposit	26	—	—	26
Government bonds	—	32	—	32
Commercial paper	—	327	—	327
Corporate debt securities	—	68	—	68
	2,352	427	—	2,779
Short-term investments:
Certificates of deposit	573	—	—	573
Government bonds	—	83	—	83
Commercial paper	—	574	—	574
Corporate debt securities	—	959	—	959
Mortgage-backed and asset-backed securities	—	34	—	34
Equity investments	1	—	—	1
	574	1,650	—	2,224
Funds receivable and amounts held on behalf of customers:
Money market funds	501	—	—	501
Prepaids and other current assets:
Foreign exchange derivative assets	—	14	—	14
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,427	$2,091	$4	$5,522
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,796	$—	$—	$2,796
Government bonds	—	90	—	90
Commercial paper	—	103	—	103
Corporate debt securities	—	4	—	4
	2,796	197	—	2,993
Short-term investments:
Certificates of deposit	403	—	—	403
Government bonds	—	284	—	284
Commercial paper	—	316	—	316
Corporate debt securities	—	867	—	867
Mortgage-backed and asset-backed securities	—	74	—	74
Equity investments	1	—	—	1
	404	1,541	—	1,945
Funds receivable and amounts held on behalf of customers:
Money market funds	2,428	—	—	2,428
Prepaids and other current assets:
Foreign exchange derivative assets	—	23	—	23
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$5,628	$1,761	$4	$7,393
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$30	$—	$30
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	1	—	1
Total liabilities at fair value	$—	$31	$—	$31

The following table presents additional information about investments that are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Balance, beginning of period	$11	$4	$10	$4
Changes in unrealized losses included in other comprehensive income related to investments held at the reporting date	(1)	—	—	—
Balance, end of period	$10	$4	$10	$4

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2022 and 2023.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Foreign Exchange Risk

To protect revenue from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, option contracts, or other instruments, and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue, typically for up to 18 months. In the first quarter of 2023, the Company initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on future revenue.

The Company may also enter into derivative instruments that are not designated as accounting hedges to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2022	June 30, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$—	$2
Total derivatives designated as hedging instruments		$—	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$14	$21
Total derivatives not designated as hedging instruments		$14	$21

	Derivative Liabilities(1)
	Location	December 31, 2022	June 30, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses and other current liabilities	$—	$3
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	—	1
Total derivatives designated as hedging instruments		$—	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses and other current liabilities	$31	$27
Total derivatives not designated as hedging instruments		$31	$27

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of June 30, 2023, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $17 million, resulting in net derivative assets of $6 million and net derivative liabilities of $14 million.

The effect of derivative instruments designated as hedging instruments on the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2023.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Effect of derivative instruments designated as hedging instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges and the impact of these derivative contracts on AOCI (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$2	$(2)
Total designated cash flow hedges	$2	$(2)

As of June 30, 2023, cumulative unrealized losses recorded in AOCI related to derivative instruments designated as hedging instruments were $2 million.

Effect of derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives				Unrealized Gain on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023	2022	2023	2022	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$27	$(64)	$40	$(84)	$49	$13	$25	$12
Total derivatives not designated as hedging instruments	$27	$(64)	$40	$(84)	$49	$13	$25	$12

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $918 million as of June 30, 2023.

Derivatives not designated as hedging instruments

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $3.9 billion as of December 31, 2022 and June 30, 2023, respectively.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2022 and June 30, 2023, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. The Company recorded interest expense of $1 million for both the three months ended June 30, 2022 and 2023, and $2 million for both the six months ended June 30, 2022 and 2023 for the 2026 Notes relating to amortization of the debt discount and debt issuance costs.

As of June 30, 2023, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of June 30, 2023, the total estimated fair value of the 2026 Notes was $1.8 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2023.

No amounts were drawn under the 2022 Credit Facility as of December 31, 2022 and June 30, 2023, and outstanding letters of credit totaled $29 million and $26 million as of December 31, 2022 and June 30, 2023, respectively.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operations and support	$17	$19	$29	$34
Product development	145	191	263	340
Sales and marketing	29	36	50	64
General and administrative	56	58	100	106
Stock-based compensation expense	$247	$304	$442	$544

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2022	108	22	$23.41	34	$77.07
Granted	(10)	1	122.41	9	119.27
Increase in shares available for grant	32	—	—	—	—
Exercised/Vested	2	(14)	4.34	(7)	97.47
Canceled	1	—	—	(1)	117.71
As of June 30, 2023	133	9	$60.09	35	$82.98

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2023	9	$60.09	5.32	$655
Options exercisable as of June 30, 2023	7	$46.19	4.37	$587

Employee Stock Purchase Plan (“ESPP”)

The Company recorded stock-based compensation expense related to the ESPP of $9 million and $7 million for the three months ended June 30, 2022 and 2023, respectively, and $14 million for both the six months ended June 30, 2022 and 2023.

For the six months ended June 30, 2022, the Company issued 0.2 million shares of Class A common stock under the ESPP at a weighted-average price of $103.23 per share, resulting in net cash proceeds of $20 million. For the six months ended June 30, 2023, the Company issued 0.3 million shares at a weighted-average price of $88.77 per share, resulting in net cash proceeds of $31 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of June 30, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2023, the Company collects and remits Lodging Taxes in approximately 32,400 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2022 and June 30, 2023, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $251 million and $352 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2022 and June 30, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $71 million and $72 million, respectively. As of June 30, 2023, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between
$140 million to $160 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Hosts. As of December 31, 2022 and June 30, 2023, the Company accrued a total of $135 million and $139 million of estimated taxes and interest related to Hosts’ withholding tax obligations, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

The Company has identified reasonably possible exposures related to withholding income taxes, transactional taxes, and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of June 30, 2023, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $270 million to $290 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

In 2017, Italy passed a law requiring short-term rental platforms that process payments to withhold Host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company has challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative, on which the 2017 Law and the withholding obligations are based, is contrary to European Union (“EU”) law and the case has now returned to the Italian national court. The Company’s subsidiary in Italy and subsidiary in Ireland are subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations.

In May 2023, the Guardia di Finanza de Milano issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euros on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. While the Company continues to believe that it is not subject to the 2017 Law based on the CJEU ruling, the Company and the Italian tax authorities are actively

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

working to resolve this matter. However due to the inherent complexity and uncertainty of the 2017 Law, the Company is unable to determine an estimate of the possible loss or range of loss.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

In addition, as of both December 31, 2022 and June 30, 2023, the Company accrued a total of $33 million of estimated tax liabilities related to employment taxes on certain employee benefits.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Host Protections

The Company offers AirCover coverage, which includes but is not limited to, the Company’s Host Damage Protection program that provides protection of up to $3 million for direct physical loss or damage to a Host’s covered property caused by guests during a confirmed booking and when the Host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay. The Company’s Host Liability Insurance and Experiences Liability Insurance consists of a commercial general liability policy, with Hosts and the Company as named insureds and landlords of Hosts as additional insureds. The Host Liability Insurance and Experiences Liability Insurance provides primary coverage for up to $1 million per occurrence, subject to a $1 million cap per listing location, and includes various market standard conditions, limitations, and exclusions.

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

The Company recorded income tax expense of $4 million and $26 million for the three months ended June 30, 2022 and 2023, respectively, and $15 million and $39 million for the six months ended June 30, 2022 and 2023, respectively. The increase in tax expense for all periods was primarily driven by current tax on foreign earnings and the accrual of interest on certain uncertain tax positions.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the United States during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, the Company does not believe it is more likely than not that its U.S. deferred tax assets will be realized as of June 30, 2023. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that by December 31, 2023, sufficient positive evidence may become available to allow the Company to reach a conclusion that some portion of or the entire U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense estimated to be $2.5 billion to $3.0 billion in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company’s publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case to be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s condensed consolidated statements of cash flow.

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

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$379	$650	$360	$767
Add: convertible notes interest expense, net of tax	1	1	2	2
Net income - diluted	$380	$651	$362	$769
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	638	635	637	634
Effect of dilutive securities	46	30	47	33
Diluted	684	665	684	667
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.59	$1.02	$0.57	$1.21
Diluted	$0.56	$0.98	$0.53	$1.15

As of both June 30, 2022 and 2023, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Stock options	1	2	1	2
RSUs	11	7	7	7
Total	12	9	8	9

On August 2, 2022, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock. On May 9, 2023, the Company announced that its board of directors approved another share repurchase program with authorization to purchase up to $2.5 billion of the Company's Class A common stock at management’s discretion. Share repurchases under these share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 4.4 million and 8.4 million shares of Class A common stock for $507 million and $1.0 billion, respectively. As of June 30, 2023, the Company completed the repurchase of the $2.0 billion of shares of Class A common stock authorized for repurchase under the August 2022 share repurchase program and had $2.0 billion available to repurchase shares of Class A common stock under the May 2023 share repurchase program.

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three and six months ended June 30, 2023, the excise tax on share repurchases was not material.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 12. Restructuring

In the second quarter of 2022, the Company shifted to a remote work model, allowing its employees to work from anywhere in the country. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, the Company recorded restructuring charges of $89 million during the three and six months ended June 30, 2022, which includes $81 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8 million of related leasehold improvements. There were no restructuring charges during the three and six months ended June 30, 2023.

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

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has grown to over 4 million Hosts who have welcomed over 1.5 billion guest arrivals to over 100,000 cities and towns in almost every country and region across the globe. Hosts on Airbnb are everyday people who share their worlds to provide guests with the feeling of connection and being at home. We have five stakeholders and are designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

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

Second Quarter Financial Highlights

For the three months ended June 30, 2023, revenue grew by 18% to $2.5 billion, compared to the same period in the prior year, primarily due to an 11% increase in Nights and Experiences Booked of 11.4 million driving a 13% increase in Gross Booking Value of $2.1 billion and stable Average Daily Rate (“ADR”). The growth in revenue demonstrated the continued strong travel demand. On a constant-currency basis, revenue increased 19% for the three months ended June 30, 2023, compared to the same period in the prior year.

Net income for the three months ended June 30, 2023 increased by 72% to $650 million, compared to the same period in the prior year, primarily due to revenue growth, increased interest income, and discipline in managing our cost structure. Additionally, we had restructuring charges during the three months ended June 30, 2022 of $89 million and none in the three months ended June 30, 2023.

Our net cash provided by operating activities was $909 million for the three months ended June 30, 2023, compared to $801 million, in the same period in the prior year. We generated Free Cash Flow1 of $900 million for the three months ended June 30, 2023, compared to $796 million, in the same period in the prior year. The increase was primarily driven by growth in revenue, unearned fees and net income.

During the three months ended June 30, 2023, we repurchased 4.4 million shares of common stock for $507 million, leaving $2.0 billion available to repurchase under our share repurchase program.

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

For the second quarter of 2023, we had 115.1 million Nights and Experiences Booked, an 11% increase from 103.7 million for the same prior year period. For the six months ended June 30, 2023, we had 236.2 million Nights and Experiences Booked, a 15% increase from 205.8 million for the same prior year period. The increase in our Nights and Experiences Booked was driven by growth across all regions.

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

For the second quarter of 2023, our GBV was $19.1 billion, a 13% increase from $17.0 billion for the same prior year period. For the six months ended June 30, 2023, our GBV was $39.5 billion, a 16% increase from $34.1 billion for the same prior year period. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked, combined with stable ADR. Similar to Nights and Experiences Booked, our GBV improvement was driven by growth in bookings in all regions.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$379	$650	$360	$767
Adjusted EBITDA	$711	$819	$940	$1,081

Net cash provided by operating activities	$801	$909	$2,003	$2,496
Free Cash Flow	$796	$900	$1,992	$2,481

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

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,104	$2,484	$3,613	$4,302

Net income	$379	$650	$360	$767
Adjusted to exclude the following:
Provision for income taxes	4	26	15	39
Other income (expense), net	(2)	36	—	43
Interest expense	8	2	14	6
Interest income	(20)	(191)	(25)	(337)
Depreciation and amortization	26	9	55	20
Stock-based compensation expense	247	304	442	544
Acquisition-related impacts	(22)	(15)	(11)	(3)
Net changes in lodging tax reserves	2	(2)	1	2
Restructuring charges	89	—	89	—
Adjusted EBITDA	$711	$819	$940	$1,081
Adjusted EBITDA as a percentage of revenue	34%	33%	26%	25%

The increase in Adjusted EBITDA for the three and six months ended June 30, 2023 demonstrates the continued strength in our business, stable ADR, and discipline in managing our cost structure. Adjusted EBITDA margins for the three and six months ended June 30, 2023 were slightly lower due to changes in the timing of our marketing spend compared to the same periods in the prior year.

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

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,104	$2,484	$3,613	$4,302

Net cash provided by operating activities	$801	$909	$2,003	$2,496
Purchases of property and equipment	(5)	(9)	(11)	(15)
Free Cash Flow	$796	$900	$1,992	$2,481
Free Cash Flow as a percentage of revenue	38%	36%	55%	58%
Other cash flow components:
Net cash provided by (used in) investing activities	$368	$(20)	$171	$(203)
Net cash provided by financing activities	$1,445	$167	$3,649	$2,453

The increase in Free Cash Flow for the three and six months ended June 30, 2023 was primarily driven by growth in revenue, unearned fees and net income.

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

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA. Our business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees and a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. As our business matures and travel continues to recover post the COVID-19 pandemic, other seasonal trends may develop, or these existing seasonal trends may become more extreme.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$2,104	$2,484	$3,613	$4,302
Costs and expenses:
Cost of revenue	390	432	753	860
Operations and support(1)	258	317	491	599
Product development(1)	375	451	738	871
Sales and marketing(1)	379	486	724	936
General and administrative(1)	244	275	454	518
Restructuring charges(1)	89	—	89	—
Total costs and expenses	1,735	1,961	3,249	3,784
Income from operations	369	523	364	518
Interest income	20	191	25	337
Interest expense	(8)	(2)	(14)	(6)
Other income (expense), net	2	(36)	—	(43)
Income before income taxes	383	676	375	806
Provision for income taxes	4	26	15	39
Net income	$379	$650	$360	$767

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operations and support	$17	$19	$29	$34
Product development	145	191	263	340
Sales and marketing	29	36	50	64
General and administrative	56	58	100	106
Stock-based compensation expense	$247	$304	$442	$544

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	17	21	20
Operations and support	12	13	14	14
Product development	18	18	20	20
Sales and marketing	18	20	20	22
General and administrative	12	11	13	12
Restructuring charges	3	—	2	—
Total costs and expenses	82	79	90	88
Income from operations	18	21	10	12
Interest income	—	7	—	8
Interest expense	—	—	—	—
Other income (expense), net	—	(1)	—	(1)
Income before income taxes	18	27	10	19
Provision for income taxes	—	1	—	1
Net income	18%	26%	10%	18%

Comparison of the Three and Six Months Ended June 30, 2023 with the Same Periods in 2022

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Revenue	$2,104	$2,484	18%	$3,613	$4,302	19%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Revenue increased $380 million, or 18%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to an 11% increase in Nights and Experiences Booked combined with stable ADR. On a constant-currency basis, revenue increased 19% compared to the same period in the prior year.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Revenue increased $689 million, or 19%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to a 15% increase in Nights and Experiences Booked combined with stable ADR. On a constant-currency basis, revenue increased 21% compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Euro and British Pounds.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Cost of revenue	$390	$432	11%	$753	$860	14%
Percentage of revenue	19%	17%		21%	20%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Cost of revenue increased $42 million, or 11%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to an increase in merchant fees of $34 million largely due to an increase in pay-in volumes, an increase of $10 million in chargebacks due to increased pay-in volumes and chargeback rates, and an increase in cloud computing costs of $6 million due to increased server and data storage usage, partially offset by a decrease in amortization expense of $10 million.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Cost of revenue increased $107 million, or 14%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to an increase in merchant fees of $91 million largely due to an increase in pay-in volumes, an increase of $17 million in chargebacks due to increased pay-in volumes and chargeback rates, and an increase in cloud computing costs of $12 million due to increased server and data storage usage, partially offset by a decrease in amortization expense of $17 million.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Operations and support	$258	$317	23%	$491	$599	22%
Percentage of revenue	12%	13%		14%	14%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Operations and support expense increased $59 million, or 23%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $45 million increase in third-party community support personnel and customer relations costs, an $8 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs, and a $5 million increase in insurance costs due to a higher Host Liability Insurance premiums resulting from higher overall nights.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Operations and support expense increased $108 million, or 22%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $82 million increase in third-party community support personnel and customer relations costs, an $18 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs, and an $8 million increase in insurance costs due to a higher Host Liability Insurance premiums resulting from higher overall nights.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Product development	$375	$451	20%	$738	$871	18%
Percentage of revenue	18%	18%		20%	20%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Product development expense increased $76 million, or 20%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $72 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Product development expense increased $133 million, or 18%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $132 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Brand and performance marketing	$282	$361	28%	$513	$668	30%
Field operations and policy	97	125	29%	211	268	27%
Total sales and marketing	$379	$486	28%	$724	$936	29%
Percentage of revenue	18%	20%		20%	22%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Sales and marketing expense increased $107 million, or 28%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $58 million increase in marketing activities associated with our Airbnb It, I’m Flexible, and Categories marketing campaigns and launches, a $20 million increase in our search engine marketing and advertising spend, a $17 million increase in payroll-related expenses due to growth in headcount and increased compensation costs, and an increase of $8 million related to the changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Sales and marketing expense increased $212 million, or 29%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $127 million increase in marketing activities associated with our Airbnb It, I’m Flexible, and Categories marketing campaigns and launches, a $46 million increase in our search engine marketing and advertising spend, a $34 million increase in payroll-related expenses due to growth in headcount and increased compensation costs, and an increase of $9 million related to the changes in the fair value of contingent consideration arrangements related to an acquisition completed in 2019.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
General and administrative	$244	$275	13%	$454	$518	14%
Percentage of revenue	12%	11%		13%	12%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

General and administrative expense increased $31 million, or 13%, for the three months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $30 million increase in payroll related expenses due to growth in headcount and increased compensation costs, a $6 million increase in professional service fees, a $5 million increase in charitable contributions to Airbnb.org, and a $4 million increase in bad debt expense, partially offset by a $12 million decrease in other business and operational taxes.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

General and administrative expense increased $64 million, or 14%, for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to a $56 million increase in payroll related expenses due to growth in headcount and increased compensation costs, a $9 million increase in professional service fees, and an $8 million increase in bad debt expenses, partially offset by a $10 million decrease in insurance costs and a $7 million decrease in charitable contributions, primarily from prior year contributions to Airbnb.org to support Ukrainian refugees.

Restructuring Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Restructuring charges	$89	$—	(100)%	$89	$—	(100)%

Three and Six Months Ended June 30, 2023 Compared with the Same Periods in 2022

In the second quarter of 2022, the Company shifted to a remote work model, allowing its employees to work from anywhere in the country they currently work. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, the Company recorded restructuring charges of $89 million during the three and six months ended June 30, 2022, which includes $81 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8 million of related leasehold improvements. There were no restructuring charges during the three and six months ended June 30, 2023.

Interest Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Interest income	$20	$191	855%	$25	$337	*
Interest expense	$(8)	$(2)	75%	$(14)	$(6)	(57)%
* Not meaningful
Three and Six Months Ended June 30, 2023 Compared with the Same Periods in 2022

Interest income increased $171 million and $312 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily due to higher cash and investment balances and higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Other income (expense), net	$2	$(36)	*	$—	$(43)	*
* Not meaningful

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Other income (expense), net decreased $38 million and $43 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily due to foreign exchange losses.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Provision for income taxes	$4	$26	550%	$15	$39	160%

Three and Six Months Ended June 30, 2023 Compared with the Same Periods in 2022

The provision for income taxes increased primarily due to increased profitability and the accrual of interest on certain uncertain tax positions.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $10.3 billion. As of June 30, 2023, cash and cash equivalents totaled $7.9 billion, which included $2.2 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2023, short-term investments totaled $2.4 billion. Short-term investments primarily consist of certificates of deposit, U.S. government and government agency debt securities (“government bonds”), commercial paper, highly-liquid investment grade corporate debt securities, mortgage-backed and asset-backed securities, and time deposits. These amounts do not include funds of $9.1 billion as of June 30, 2023, that we held for bookings in advance of guests completing check-ins that we record separately on our condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of June 30, 2023, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $26 million.

Material Cash Requirements

As of June 30, 2023, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100.2 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

On May 9, 2023, we announced that our board of directors approved a new share repurchase program with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.

During the three and six months ended June 30, 2023, we repurchased and subsequently retired 4.4 million and 8.4 million shares of our Class A common stock for $507 million and $1.0 billion, respectively. As of June 30, 2023, we completed the repurchase of the $2.0 billion of shares of Class A common stock authorized for repurchase under the August 2022 share repurchase program and had $2.0 billion available to repurchase shares of Class A common stock under the May 2023 share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2022	2023
Net cash provided by operating activities	$2,003	$2,496
Net cash provided by (used in) investing activities	171	(203)
Net cash provided by financing activities	3,649	2,453
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(308)	132
Net increase in cash, cash equivalents, and restricted cash	$5,515	$4,878

Net cash provided by operating activities for the six months ended June 30, 2023 was $2.5 billion, which is primarily due to a $1.2 billion increase in unearned fees resulting from growth in bookings, net income of $767 million, and stock-based compensation expense non-cash add back of $544 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $203 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2023 was $2.5 billion, primarily reflecting the increase in funds payable and amounts payable to customers of $4.3 billion resulting from growth in bookings, partially offset by share repurchases of $1.0 billion, and an increase in the taxes paid related to net share settlement of equity awards of $872 million, primarily driven from the taxes paid related to the cashless exercise of stock options (see Note 8, Stock-Based Compensation, to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2023, we recorded a $132 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the second quarter of 2023 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of June 30, 2023, it would have resulted in a loss of approximately $14 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and available-for-sale short-term investments and the fair value of those securities.

We had cash and cash equivalents of $7.9 billion and short-term investments of $2.4 billion as of June 30, 2023, which primarily consisted of certificates of deposit, government bonds, commercial paper, highly-liquid investment grade corporate debt securities, mortgage-backed and asset-backed securities, and time deposits. As of June 30, 2023, we had an additional $9.1 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $16 million to our investment portfolio as of June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30	—	$—	—	$2,507
May 1 - 31	1.6	107.12	1.6	$2,337
June 1 - 30	2.8	120.06	2.8	$2,000
Total	4.4	$115.39	4.4

(1)Includes broker commissions.
(2)On August 2, 2022, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of our Class A common stock, which was completed during the three months ended June 30, 2023. On May 9, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended June 30, 2023:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
David Bernstein, Chief Accounting Officer	Adopt	5/30/2023	11/29/2024	34,788
Nathan Blecharczyk, Chief Strategy Officer, Chairman of Airbnb China, Co-Founder, and Director	Adopt	5/30/2023	8/1/2024	1,000,000
Brian Chesky, Chief Executive Officer, Head of Community, Co-Founder, and Chairman of the Board	Adopt	5/31/2023	5/15/2024	2,060,000
Jeffrey Jordan, Director	Adopt	5/24/2023	8/31/2024	120,000

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2023.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: August 3, 2023		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: August 3, 2023		David E. Stephenson Chief Financial Officer (Principal Financial Officer)