Form 10-Q
period 2023-09-30
Airbnb, Inc.
filed 2023-11-01
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 20, 2023, 434,744,969 shares of the registrant's Class A common stock were outstanding, 204,493,090 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•the impact of the ongoing armed conflicts around the world on our business;
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
•laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business, including short-term rental laws in New York City, for example, that have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant penalties;
•the impact on our income as a result of the release of valuation allowances on deferred tax assets;
•our expectations regarding lodging tax obligations and other non-income tax matters;
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
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness; and
•our expectations relating to the implementation of a new enterprise resource planning system.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. Risks that contribute to the uncertain nature of the forward-looking statements include, among others, the effects of the COVID-19 pandemic on the Company’s business, including as a result of new strains or variants of the virus, the travel industry, travel trends, and the global economy generally; the Company’s ability to retain existing Hosts and guests and add new Hosts and guests; any further and continued decline or disruption in the travel and hospitality industries or economic downturn; the Company’s ability to compete successfully; changes to the laws and regulations that may limit the Company’s Hosts’ ability and willingness to provide their listings, and/or result in significant fines, liabilities, and penalties to the Company, including short-term rental laws in New York City, for example; the effect of extensive regulation and oversight, litigation, and other proceedings related to the Company’s business in a variety of areas; the Company’s ability to maintain its brand and reputation, and effectively drive traffic to its platform; the effectiveness of the Company’s strategy and business initiatives, including measures to improve trust and safety; the Company’s operations in international markets; the Company’s indebtedness; the Company’s final closing procedures, final adjustments, and other developments that may arise in the course of audit and review procedures; and changes in political, business, and economic conditions; as well as other risks listed or described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2022	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$7,378	$8,175
Short-term investments (including assets reported at fair value of $2,224 and $2,297, respectively)	2,244	2,787
Funds receivable and amounts held on behalf of customers	4,783	5,986
Prepaids and other current assets (including customer receivables of $200 and $241 and allowances of $39 and $35, respectively)	456	575
Total current assets	14,861	17,523
Property and equipment, net	121	147
Operating lease right-of-use assets	138	123
Goodwill and intangible assets, net	684	676
Deferred tax assets	16	2,775
Other assets, noncurrent	218	195
Total assets	$16,038	$21,439
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137	$163
Accrued expenses and other current liabilities	1,876	2,205
Funds payable and amounts payable to customers	4,783	5,986
Unearned fees	1,182	1,467
Total current liabilities	7,978	9,821
Long-term debt	1,987	1,990
Operating lease liabilities, noncurrent	295	265
Other liabilities, noncurrent	218	240
Total liabilities	10,478	12,316
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 408 and 435 shares issued and outstanding, respectively; Class B - authorized 710 shares; 223 and 204 shares issued and outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued and outstanding, respectively; Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,557	11,452
Accumulated other comprehensive loss	(32)	(5)
Accumulated deficit	(5,965)	(2,324)
Total stockholders’ equity	5,560	9,123
Total liabilities and stockholders’ equity	$16,038	$21,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,884	$3,397	$6,497	$7,699
Costs and expenses:
Cost of revenue	401	459	1,154	1,319
Operations and support	290	316	781	915
Product development	366	419	1,104	1,290
Sales and marketing	384	403	1,108	1,339
General and administrative	240	304	694	822
Restructuring charges	—	—	89	—
Total costs and expenses	1,681	1,901	4,930	5,685
Income from operations	1,203	1,496	1,567	2,014
Interest income	59	192	84	529
Interest expense	(5)	(6)	(19)	(12)
Other income (expense), net	13	(3)	13	(46)
Income before income taxes	1,270	1,679	1,645	2,485
Provision for (benefit from) income taxes	56	(2,695)	71	(2,656)
Net income	$1,214	$4,374	$1,574	$5,141
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.90	$6.83	$2.47	$8.08
Diluted	$1.79	$6.63	$2.31	$7.74
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	639	640	637	636
Diluted	680	660	683	665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income	$1,214	$4,374	$1,574	$5,141
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities, net of tax	(4)	(1)	(11)	(5)
Net unrealized income on cash flow hedges, net of tax	—	37	—	35
Foreign currency translation adjustments	(13)	(8)	(23)	(3)
Other comprehensive income (loss)	(17)	28	(34)	27
Comprehensive income	$1,197	$4,402	$1,540	$5,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	634	$—	*	$11,140	$(7)	$(6,358)	$4,775
Net loss	—	—		—	—	(19)	(19)
Other comprehensive loss	—	—		—	(5)	—	(5)
Exercise of common stock options, net of shares withheld for taxes	—	—	*	12	—	—	12
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(224)	—	—	(224)
Stock-based compensation	—	—		198	—	—	198
Balances as of March 31, 2022	636	—		11,126	(12)	(6,377)	4,737
Net income	—	—		—	—	379	379
Other comprehensive loss	—	—		—	(12)	—	(12)
Exercise of common stock options, net of shares withheld for taxes	1	—	*	5	—	—	5
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(133)	—	—	(133)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	— *	—	*	20	—	—	20
Stock-based compensation	—	—		249	—	—	249
Balances as of June 30, 2022	639	—		11,267	(24)	(5,998)	5,245
Net income	—	—		—	—	1,214	1,214
Other comprehensive loss	—	—		—	(17)	—	(17)
Exercise of common stock options	1	—	*	2	—	—	2
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(142)	—	—	(142)
Issuance of common stock under employee stock purchase plan, net of shares withheld	—	—	*	—	—	—	—
Repurchases of common stock	(9)	—	*	—	—	(1,000)	(1,000)
Stock-based compensation	—	—		238	—	—	238
Balances as of September 30, 2022	633	$—		$11,365	$(41)	$(5,784)	$5,540
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount
Balances as of December 31, 2022	631		$—	*	$11,557	$(32)	$(5,965)	$5,560
Net income	—		—		—	—	117	117
Other comprehensive income	—		—		—	2	—	2
Exercise of common stock options, net of shares withheld for taxes	2		—	*	17	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1		—	*	(155)	—	—	(155)
Stock-based compensation	—		—		243	—	—	243
Repurchases of common stock	(4)		—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630		—		11,662	(30)	(6,341)	5,291
Net income	—		—		—	—	650	650
Other comprehensive loss	—		—		—	(3)	—	(3)
Exercise of common stock options, net of shares withheld for taxes	6		—	*	(561)	—	—	(561)
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2		—	*	(153)	—	—	(153)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	—	*	—	*	31	—	—	31
Stock-based compensation	—		—		311	—	—	311
Repurchases of common stock	(4)		—	*	—	—	(507)	(507)
Balances as of June 30, 2023	634		—		11,290	(33)	(6,198)	5,059
Net income	—		—		—	—	4,374	4,374
Other comprehensive income	—		—		—	28	—	28
Exercise of common stock options, net of shares withheld for taxes	2		—	*	15	—	—	15
Shares issued upon net settlement of warrants exercised	5		—	*	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2		—	*	(146)	—	—	(146)
Stock-based compensation	—		—		293	—	—	293
Repurchases of common stock	(4)		—	*	—	—	(500)	(500)
Balances as of September 30, 2023	639		$—		$11,452	$(5)	$(2,324)	$9,123
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net income	$1,574	$5,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68	28
Stock-based compensation expense	676	830
Deferred income taxes	15	(2,759)
Foreign exchange (gain) loss	83	(49)
Impairment of long-lived assets	89	—
Other, net	45	40
Changes in operating assets and liabilities:
Prepaids and other assets	(185)	(56)
Operating lease right-of-use assets	27	14
Accounts payable	39	27
Accrued expenses and other liabilities	217	321
Unearned fees	319	284
Net cash provided by operating activities	2,967	3,821
Cash flows from investing activities:
Purchases of property and equipment	(17)	(30)
Purchases of short-term investments	(3,015)	(2,365)
Sales and maturities of short-term investments	3,149	1,828
Other investing activities, net	(2)	—
Net cash provided by (used in) investing activities	115	(567)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(491)	(1,023)
Proceeds from exercise of stock options	19	37
Proceeds from the issuance of common stock under employee stock purchase plan	20	31
Repurchases of common stock	(1,000)	(1,500)
Change in funds payable and amounts payable to customers	1,527	1,196
Net cash provided by (used in) financing activities	75	(1,259)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(625)	(10)
Net increase in cash, cash equivalents, and restricted cash	2,532	1,985
Cash, cash equivalents, and restricted cash, beginning of period	9,727	12,103
Cash, cash equivalents, and restricted cash, end of period	12,259	14,088
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$52	$69
Cash paid for interest	$8	$2
Non-cash financing activities:
Net settlement of cashless stock options exercised	$—	$36
Net settlement of cashless warrants exercised	$—	$171

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of September 30, 2023, the Company’s consolidated VIEs were not material to the financial statements.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets to the total amount presented in the condensed consolidated statements of cash flows (in millions):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$7,378	$8,175
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	4,708	5,889
Restricted cash included in prepaids and other current assets	17	24
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$12,103	$14,088

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	September 30, 2023
Indirect taxes payable	$418	$588
Compensation and employee benefits	380	451
Indirect tax reserves	206	253
Gift card liability	141	146
Operating lease liabilities, current	59	54
Other	672	713
Total accrued expenses and other current liabilities	$1,876	$2,205

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Reductions to revenue	$107	$114	$219	$269
Charges to operations and support	24	29	68	75
Charges to sales and marketing expense	20	18	45	47
Total payments made to customers	$151	$161	$332	$391

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
North America	$1,326	$1,478	$3,246	$3,595
Europe, the Middle East, and Africa	1,263	1,533	2,368	2,932
Latin America	139	178	454	576
Asia Pacific	156	208	429	596
Total revenue disaggregated by geographic region	$2,884	$3,397	$6,497	$7,699

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$573	$—	$—	$573
Government bonds	83	—	—	83
Commercial paper	574	—	—	574
Corporate debt securities	965	1	(7)	959
Mortgage-backed and asset-backed securities	37	—	(3)	34
Total debt securities	2,232	1	(10)	2,223
Time deposits	20	—	—	20
Equity investments (1)	1	—	—	1
Total short-term investments	$2,253	$1	$(10)	$2,244

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$328	$—	$—	$328
Government bonds	291	—	—	291
Commercial paper	366	—	—	366
Corporate debt securities	1,209	1	(10)	1,200
Mortgage-backed and asset-backed securities	117	—	(6)	111
Total debt securities	2,311	1	(16)	2,296
Time deposits	490	—	—	490
Equity investments (1)	1	—	—	1
Total short-term investments	$2,802	$1	$(16)	$2,787

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Unrealized gain (loss) on equity investments were immaterial for the three and nine months ended September 30, 2022 and 2023.
(2)Classified within other assets, noncurrent on the condensed consolidated balance sheets.

As of December 31, 2022 and September 30, 2023, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other income (expense), net were not material for the three and nine months ended September 30, 2022 and 2023. Realized gains and losses reclassified from AOCI to other income (expense), net were not material for the three and nine months ended September 30, 2022 and 2023.

During the three and nine months ended September 30, 2022, the Company received $885 million and $3.1 billion, respectively, in proceeds from the sale and maturities of short-term investments. During the three and nine months ended September 30, 2023, the Company received $325 million and $1.8 billion, respectively, in proceeds from the sale and maturities of short-term investments.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Debt securities in an unrealized loss position had an estimated fair value of $748 million and $1,097 million, and unrealized losses of $19 million and $24 million as of December 31, 2022 and September 30, 2023, respectively. A total of $92 million and $212 million of these securities, with unrealized losses of $13 million and $18 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2022 and September 30, 2023, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$1,377	$1,376
Due in one year to five years	877	859
Due within five to ten years	9	9
Due beyond ten years	61	56
Total	$2,324	$2,300

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75 million and $79 million as of December 31, 2022 and September 30, 2023, respectively, and are classified within other assets, noncurrent on the condensed consolidated balance sheets. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and nine months ended September 30, 2022 and 2023. As of December 31, 2022 and September 30, 2023, the cumulative downward adjustments for observable price changes and impairment were $56 million.

Investments Accounted for Under the Equity Method

As of December 31, 2022 and September 30, 2023, the carrying values of the Company’s equity method investments were $14 million and $8 million, respectively. The Company recorded unrealized losses of $1 million and $4 million for the three and nine months ended September 30, 2022, respectively, and unrealized losses of $1 million and $6 million for the three and nine months ended September 30, 2023, respectively, within other income (expense), net in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results.

The Company recorded no impairment charges related to the carrying value of equity method investments for the three and nine months ended September 30, 2022 and 2023.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,326	$—	$—	$2,326
Certificates of deposit	26	—	—	26
Government bonds	—	32	—	32
Commercial paper	—	327	—	327
Corporate debt securities	—	68	—	68
	2,352	427	—	2,779
Short-term investments:
Certificates of deposit	573	—	—	573
Government bonds	—	83	—	83
Commercial paper	—	574	—	574
Corporate debt securities	—	959	—	959
Mortgage-backed and asset-backed securities	—	34	—	34
Equity investments	1	—	—	1
	574	1,650	—	2,224
Funds receivable and amounts held on behalf of customers:
Money market funds	501	—	—	501
Prepaids and other current assets:
Foreign exchange derivative assets	—	14	—	14
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,427	$2,091	$4	$5,522
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,729	$—	$—	$2,729
Government bonds	—	64	—	64
Commercial paper	—	220	—	220
Corporate debt securities	—	8	—	8
	2,729	292	—	3,021
Short-term investments:
Certificates of deposit	328	—	—	328
Government bonds	—	291	—	291
Commercial paper	—	366	—	366
Corporate debt securities	—	1,200	—	1,200
Mortgage-backed and asset-backed securities	—	111	—	111
Equity investments	1	—	—	1
	329	1,968	—	2,297
Funds receivable and amounts held on behalf of customers:
Money market funds	1,718	—	—	1,718
Prepaids and other current assets:
Foreign exchange derivative assets	—	97	—	97
Other assets, noncurrent:
Other	—	5	—	5
Corporate debt securities	—	—	4	4
Total assets at fair value	$4,776	$2,362	$4	$7,142
Liabilities
Accrued expenses and other current liabilities:
Foreign exchange derivative liabilities	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

There were no material changes in unrealized losses included in other comprehensive income relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended September 30, 2022 and 2023.

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2022 and 2023.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2022	September 30, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$—	$40
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	—	4
Total derivatives designated as hedging instruments		$—	$44

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$14	$58
Total derivatives not designated as hedging instruments		$14	$58

	Derivative Liabilities(1)
	Location	December 31, 2022	September 30, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses and other current liabilities	$31	$10
Total derivatives not designated as hedging instruments		$31	$10

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 30, 2023, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $9 million, resulting in net derivative assets of $92 million.

The effect of derivative instruments designated as hedging instruments on the condensed consolidated statements of operations was not material for the three and nine months ended September 30, 2023.

Effect of derivative instruments designated as hedging instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges and the impact of these derivative contracts on AOCI, net of tax (in millions):

	Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$36	$34
Total designated cash flow hedges	$36	$34

As of September 30, 2023, cumulative unrealized gains recorded in AOCI, net of tax related to derivative instruments designated as hedging instruments were $35 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Effect of derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives				Unrealized Gain on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023	2022	2023	2022	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$61	$(7)	$101	$(91)	$13	$54	$38	$66
Total derivatives not designated as hedging instruments	$61	$(7)	$101	$(91)	$13	$54	$38	$66

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $1.4 billion as of September 30, 2023.

Derivatives not designated as hedging instruments

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $3.1 billion as of December 31, 2022 and September 30, 2023, respectively.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2022 and September 30, 2023, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. The Company recorded interest expense of $1 million for both the three months ended September 30, 2022 and 2023, and $3 million for both the nine months ended September 30, 2022 and 2023, for debt discount and debt issuance costs.

As of September 30, 2023, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of September 30, 2023, the total estimated fair value of the 2026 Notes was $1.8 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2023.

No amounts were drawn under the 2022 Credit Facility as of December 31, 2022 and September 30, 2023, and outstanding letters of credit totaled $29 million and $28 million as of December 31, 2022 and September 30, 2023, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operations and support	$18	$17	$47	$51
Product development	135	175	398	515
Sales and marketing	28	33	78	97
General and administrative	53	61	153	167
Stock-based compensation expense	$234	$286	$676	$830

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2022	108	22	$23.41	34	$77.07
Granted	(11)	1	122.41	10	121.42
Increase in shares available for grant	32	—	—	—	—
Exercised/Vested	3	(16)	4.93	(9)	98.85
Canceled	2	—	—	(2)	119.46
As of September 30, 2023	134	7	$69.66	33	$83.06

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of September 30, 2023	7	$69.66	5.83	$544
Options exercisable as of September 30, 2023	6	$57.21	5.06	$480

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

Employee Stock Purchase Plan (“ESPP”)

The Company recorded stock-based compensation expense related to the ESPP of $9 million and $6 million for the three months ended September 30, 2022 and 2023, respectively, and $23 million and $20 million for the nine months ended September 30, 2022 and 2023, respectively.

For the nine months ended September 30, 2022, the Company issued 0.2 million shares of Class A common stock under the ESPP at a weighted-average price of $103.23 per share, resulting in net cash proceeds of $20 million. For the nine months ended September 30, 2023, the Company issued 0.3 million shares of Class A common stock at a weighted-average price of $88.77 per share, resulting in net cash proceeds of $31 million.

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of September 30, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Lodging Tax Obligations and Other Non-Income Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2023, the Company collects and remits Lodging Taxes in approximately 32,400 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2022 and September 30, 2023, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $251 million and $370 million, respectively. These payables were recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, the responsibility for collecting and remitting these taxes primarily rests with Hosts. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2022 and September 30, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $71 million and $115 million, respectively. As of September 30, 2023, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $30 million to $40 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Hosts. As of December 31, 2022 and September 30, 2023, the Company accrued a total of $135 million and $137 million of estimated taxes and interest related to Hosts’ withholding tax obligations, respectively. As of September 30, 2023, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $90 million to $110 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

The Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of September 30, 2023, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $260 million to $280 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

In 2017, Italy passed a law requiring short-term rental platforms that process payments to withhold Host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company has challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative, on which the 2017 Law and the withholding obligations are based, is contrary to European Union (“EU”) law. In October 2023, the Italian national court upheld the ruling of the CJEU. The Company’s subsidiary in Italy and subsidiary in Ireland are subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations.

In May 2023, the Guardia di Finanza de Milano issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euros on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. The matter has also been referred to the public prosecutors' office, which is typical once the Tax Authority issues its audit report and assessment. While the Company continues to believe that it is not subject to the 2017 Law based on the CJEU and Italian court rulings, the Company and the Italian tax authorities are actively working to resolve this matter. However due to the inherent complexity and uncertainty of the 2017 Law, the Company is unable to determine an estimate of the possible loss or range of loss.

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

The Company recorded income tax expense of $56 million and $71 million for the three and nine months ended September 30, 2022, respectively, and recorded income tax benefit of $2.7 billion for both the three and nine months ended September 30, 2023. The income tax benefit was primarily due to the release of the valuation allowance of certain U.S. federal and state deferred tax assets during the three months ended September 30, 2023.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. The Company continues to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $2.8 billion of its valuation allowance as a discrete tax benefit during the three months ended September 30, 2023. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. The Company does not anticipate the new law to have a material impact on the current year, and will continue to evaluate its impact as further information becomes available.

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income	$1,214	$4,374	$1,574	$5,141
Add: convertible notes interest expense, net of tax	1	1	2	2
Net income - diluted	$1,215	$4,375	$1,576	$5,143
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	639	640	637	636
Effect of dilutive securities	41	20	45	29
Diluted	680	660	683	665
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.90	$6.83	$2.47	$8.08
Diluted	$1.79	$6.63	$2.31	$7.74

As of both September 30, 2022 and 2023, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Stock options	1	2	1	2
RSUs	10	5	8	5
Total	11	7	9	7

Share Repurchase Program

On August 2, 2022, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $2.0 billion of the Company's Class A common stock (the “2022 Share Repurchase Program”). As of June 30, 2023, the Company completed the repurchase of all of its authorization under the 2022 Share Repurchase Program.

On May 9, 2023, the Company announced that its board of directors approved another share repurchase program with authorization to purchase up to $2.5 billion of the Company's Class A common stock at management’s discretion (the “2023 Share Repurchase Program”). Share repurchases under the 2023 Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The 2023 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 3.7 million and 12.1 million shares of Class A common stock for $500 million and $1.5 billion, respectively. As of September 30, 2023, the Company had $1.5 billion available to repurchase shares of Class A common stock under the 2023 Share Repurchase Program.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three and nine months ended September 30, 2023, there was no excise tax on share repurchases.

Class A Common Stock Warrants

As of December 31, 2022, the Company had warrants outstanding to purchase 7.9 million shares of Class A common stock with an exercise price of $28.36 per share, subject to adjustment upon the occurrence of certain specified events. During the three months ended September 30, 2023, warrant holders exercised warrants to purchase 6.0 million shares of Class A common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 4.8 million shares of the Class A common stock. As of September 30, 2023, 1.9 million warrants were outstanding.

Note 12. Restructuring

In the second quarter of 2022, the Company shifted to a remote work model, allowing its employees to work from anywhere in the country. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, the Company recorded restructuring charges of $89 million during the nine months ended September 30, 2022, which included $81 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8 million of related leasehold improvements. Restructuring charges for the three months ended September 30, 2022 were not material. There were no restructuring charges during the three and nine months ended September 30, 2023.

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

Third Quarter Financial Highlights

For the three months ended September 30, 2023, revenue grew by 18% to $3.4 billion, compared to the same period in the prior year, primarily due to a 14% increase in Nights and Experiences Booked of 13.5 million driving a 17% increase in Gross Booking Value (“GBV”) of $2.7 billion and a modest increase in Average Daily Rate (“ADR”). The growth in revenue demonstrated the continued strong travel demand. On a constant-currency basis, revenue increased 14% for the three months ended September 30, 2023, compared to the same period in the prior year.

Net income for the three months ended September 30, 2023 increased by 260% to $4.4 billion, compared to the same period in the prior year, driven by our revenue growth, increased interest income, discipline in managing our cost structure, and the release of a significant portion of our valuation allowance on deferred tax assets of $2.8 billion (see Note 10, Income Taxes to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).

Our net cash provided by operating activities was $1.3 billion for the three months ended September 30, 2023, compared to $964 million, in the same period in the prior year. We generated Free Cash Flow1 of $1.3 billion for the three months ended September 30, 2023, compared to $958 million, in the same period in the prior year. The increase was primarily driven by growth in revenue, unearned fees and net income.

During the three months ended September 30, 2023, we repurchased 3.7 million shares of Class A common stock for $500 million, leaving $1.5 billion available to repurchase under our share repurchase program.

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
1 A reconciliation of non-generally accepted accounting principles financial measures to the most comparable generally accepted accounting principles financial measures is provided under the subsection titled “Key Business Metrics and Non-GAAP Financial Measures— Free Cash Flow” below.

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

For the third quarter of 2023, we had 113.2 million Nights and Experiences Booked, a 14% increase from 99.7 million for the same prior year period. For the nine months ended September 30, 2023, we had 349.4 million Nights and Experiences Booked, a 14% increase from 305.5 million for the same prior year period. The increase in our Nights and Experiences Booked was driven by strong growth across all regions, in particular Europe and North America.

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

For the third quarter of 2023, our GBV was $18.3 billion, a 17% increase from $15.6 billion for the same prior year period. For the nine months ended September 30, 2023, our GBV was $57.8 billion, a 16% increase from $49.7 billion for the same prior year period. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked, combined with a modest increase in ADR. Similar to Nights and Experiences Booked, our GBV improvement was driven by growth in bookings in all regions.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income	$1,214	$4,374	$1,574	$5,141
Adjusted EBITDA	$1,457	$1,834	$2,397	$2,915

Net cash provided by operating activities	$964	$1,325	$2,967	$3,821
Free Cash Flow	$958	$1,310	$2,950	$3,791

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

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,884	$3,397	$6,497	$7,699

Net income	$1,214	$4,374	$1,574	$5,141
Adjusted to exclude the following:
Provision (benefit) for income taxes	56	(2,695)	71	(2,656)
Other (income) expense, net	(13)	3	(13)	46
Interest expense	5	6	19	12
Interest income	(59)	(192)	(84)	(529)
Depreciation and amortization	13	8	68	28
Stock-based compensation expense	234	286	676	830
Acquisition-related impacts	1	3	(10)	—
Net changes in lodging tax reserves	6	41	7	43
Restructuring charges	—	—	89	—
Adjusted EBITDA	$1,457	$1,834	$2,397	$2,915
Adjusted EBITDA as a percentage of revenue	51%	54%	37%	38%

The increase in Adjusted EBITDA for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, was primarily driven by the continued strength in our business, a modest increase in ADR, and discipline in managing our cost structure. Adjusted EBITDA margins for the three and nine months ended September 30, 2023 were relatively flat compared to the same periods in the prior year.

During the third quarter of 2023, we released $2.8 billion of our valuation allowance related to our U.S. deferred tax assets (see Note 10, Income Taxes to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).

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

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,884	$3,397	$6,497	$7,699

Net cash provided by operating activities	$964	$1,325	$2,967	$3,821
Purchases of property and equipment	(6)	(15)	(17)	(30)
Free Cash Flow	$958	$1,310	$2,950	$3,791
Free Cash Flow as a percentage of revenue	33%	39%	45%	49%
Other cash flow components:
Net cash provided by (used in) investing activities	$(56)	$(364)	$115	$(567)
Net cash provided by (used in) financing activities	$(3,574)	$(3,712)	$75	$(1,259)

The increase in Free Cash Flow for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, was primarily driven by increased income from operations and interest income driven by increased interest rates on higher cash balances.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$2,884	$3,397	$6,497	$7,699
Costs and expenses:
Cost of revenue	401	459	1,154	1,319
Operations and support(1)	290	316	781	915
Product development(1)	366	419	1,104	1,290
Sales and marketing(1)	384	403	1,108	1,339
General and administrative(1)	240	304	694	822
Restructuring charges(1)	—	—	89	—
Total costs and expenses	1,681	1,901	4,930	5,685
Income from operations	1,203	1,496	1,567	2,014
Interest income	59	192	84	529
Interest expense	(5)	(6)	(19)	(12)
Other income (expense), net	13	(3)	13	(46)
Income before income taxes	1,270	1,679	1,645	2,485
Provision for (benefit from) income taxes	56	(2,695)	71	(2,656)
Net income	$1,214	$4,374	$1,574	$5,141

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operations and support	$18	$17	$47	$51
Product development	135	175	398	515
Sales and marketing	28	33	78	97
General and administrative	53	61	153	167
Stock-based compensation expense	$234	$286	$676	$830

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	14	18	17
Operations and support	10	9	12	12
Product development	13	12	17	17
Sales and marketing	13	12	17	17
General and administrative	8	9	11	11
Restructuring charges	—	—	1	—
Total costs and expenses	58	56	76	74
Income from operations	42	44	24	26
Interest income	2	6	1	7
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Income before income taxes	44	50	25	33
Provision for (benefit from) income taxes	2	(79)	1	(34)
Net income	42%	129%	24%	67%

Comparison of the Three and Nine Months Ended September 30, 2023 with the Same Periods in 2022

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Revenue	$2,884	$3,397	18%	$6,497	$7,699	19%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Revenue increased $513 million, or 18%, for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to a 14% increase in Nights and Experiences Booked. On a constant-currency basis, revenue increased 14% compared to the same period in the prior year due to a weakened U.S. dollar against the Euro and British Pound.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Revenue increased $1.2 billion, or 19%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a 14% increase in Nights and Experiences Booked combined with a modest increase in ADR. On a constant-currency basis, revenue increased 18% compared to the same period in the prior year due to a weakened U.S. dollar against the Euro and British Pound.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Cost of revenue	$401	$459	14%	$1,154	$1,319	14%
Percentage of revenue	14%	14%		18%	17%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Cost of revenue increased $58 million, or 14%, for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to an increase in merchant fees of $45 million largely due to an increase in pay-in volumes, and an increase in cloud computing costs of $13 million due to increased server and data storage usage.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Cost of revenue increased $165 million, or 14%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to an increase in merchant fees of $136 million largely due to an increase in pay-in volumes, an increase of $16 million in chargebacks due to increased pay-in volumes, and an increase in cloud computing costs of $31 million due to increased server and data storage usage, partially offset by a decrease in amortization expense of $18 million.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Operations and support	$290	$316	9%	$781	$915	17%
Percentage of revenue	10%	9%		12%	12%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Operations and support expense increased $26 million, or 9%, for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to an $18 million increase in third-party community support personnel and customer relations costs, a $5 million increase in insurance costs due to a higher Host Liability Insurance premiums resulting from higher overall nights, and a $3 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Operations and support expense increased $134 million, or 17%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $100 million increase in third-party community support personnel and customer relations costs, a $21 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs, and a $13 million increase in insurance costs due to a higher Host Liability Insurance premiums resulting from higher overall nights.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Product development	$366	$419	14%	$1,104	$1,290	17%
Percentage of revenue	13%	12%		17%	17%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Product development expense increased $53 million, or 14%, for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $52 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Product development expense increased $186 million, or 17%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $184 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Brand and performance marketing	$259	$264	2%	$772	$932	21%
Field operations and policy	124	139	12%	336	407	21%
Total sales and marketing	$383	$403	5%	$1,108	$1,339	21%
Percentage of revenue	13%	12%		17%	17%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Sales and marketing expense increased $20 million, or 5%, for the three months ended September 30, 2023, compared to the same period in the prior year. The increase was primarily due to a $17 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Sales and marketing expense increased $231 million, or 21%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $168 million increase in marketing activities associated with our Airbnb It, I’m Flexible, and Categories marketing campaigns and launches and our search engine marketing and advertising spend, and a $51 million increase in payroll-related expenses due to growth in headcount and increased compensation costs. Additionally, we had a $10 million benefit during the nine months ended September 30, 2022, from the change in the fair value of contingent consideration arrangements related to an acquisition completed in 2019.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
General and administrative	$240	$304	27%	$694	$822	18%
Percentage of revenue	8%	9%		11%	11%

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

General and administrative expense increased $64 million, or 27%, for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $50 million increase in other business and operational taxes and an $18 million increase in payroll related expenses due to growth in headcount and increased compensation costs, partially offset by a $7 million reduction in professional services expenses.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

General and administrative expense increased $128 million, or 18%, for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a $74 million increase in payroll related expenses due to growth in headcount and increased compensation costs, a $52 million increase in other business and operational taxes, a $9 million increase in bad debt expenses driven by higher volume of activity in 2023, and a $3 million increase in professional service fees, partially offset by a reduction in insurance expense of $14 million driven by reduced directors and officers insurance premiums.

Restructuring Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Restructuring charges	$—	$—	—%	$89	$—	(100)%

Three and Nine Months Ended September 30, 2023 Compared with the Same Periods in 2022

In the second quarter of 2022, we shifted to a remote work model, allowing our employees to work from anywhere in the country. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded restructuring charges of $89 million during the nine months ended September 30, 2022, which included $81 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8 million of related leasehold improvements. There were no restructuring charges during the three and nine months ended September 30, 2023.

Interest Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Interest income	$59	$192	225%	$84	$529	530%
Interest expense	$(5)	$(6)	(20)%	$(19)	$(12)	(37)%

Three and Nine Months Ended September 30, 2023 Compared with the Same Periods in 2022

Interest income increased $133 million and $445 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to higher cash and investment balances and higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Other income (expense), net	$13	$(3)	(123)%	$13	$(46)	(454)%
Three and Nine Months Ended September 30, 2023 Compared with the Same Periods in 2022

Other income (expense), net decreased $16 million and $59 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to foreign exchange losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in millions, except percentages)
Provision for (benefit from) income taxes	$56	$(2,695)	(4,913)%	$71	$(2,656)	(3,841)%

Three and Nine Months Ended September 30, 2023 Compared with the Same Periods in 2022

The income tax benefit for the three and nine months ended September 30, 2023, was primarily due to the release of $2.8 billion of our valuation allowance related to our U.S. deferred tax assets, as a discrete tax benefit during the three months ended September 30, 2023. As of September 30, 2023, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital losses, and certain losses subject to the dual consolidated loss rules. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis (see Note 10, Income Taxes to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.0 billion. As of September 30, 2023, cash and cash equivalents totaled $8.2 billion, which included $2.0 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2023, short-term investments totaled $2.8 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $6.0 billion as of September 30, 2023, that we held for bookings in advance of guests completing check-ins that we record separately on our condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of September 30, 2023, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $28 million.

Material Cash Requirements

As of September 30, 2023, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

On May 9, 2023, we announced that our board of directors approved a new share repurchase program (“2023 Share Repurchase Program”) with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. Share repurchases under the 2023 Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The 2023 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time at our discretion.

During the three and nine months ended September 30, 2023, we repurchased and subsequently retired 3.7 million and 12.1 million shares of our Class A common stock for $500 million and $1.5 billion, respectively. As of June 30, 2023, we completed the repurchase of the $2.0 billion of shares of Class A common stock authorized for repurchase under the August 2022 share repurchase program. As of September 30, 2023, we had $1.5 billion available to repurchase shares of Class A common stock under the 2023 Share Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2022	2023
Net cash provided by operating activities	$2,967	$3,821
Net cash provided by (used in) investing activities	115	(567)
Net cash provided by (used in) financing activities	75	(1,259)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(625)	(10)
Net increase in cash, cash equivalents, and restricted cash	$2,532	$1,985

Net cash provided by operating activities for the nine months ended September 30, 2023 was $3.8 billion, which is primarily due to income from operations of $2.0 billion and interest income of $529 million from our investment portfolio, adjusted for non-cash items including stock-based compensation expense of $830 million.

Net cash used in investing activities for the nine months ended September 30, 2023 was $567 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2023 was $1.3 billion, primarily due to the share repurchases of $1.5 billion, and an increase in the taxes paid related to net share settlement of equity awards of $1.0 billion, primarily driven from the taxes paid related to the cashless exercise of stock options (see Note 8, Stock-Based Compensation, to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details), partially offset by the decrease in funds payable and amounts payable to customers of $1.2 billion.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the nine months ended September 30, 2023, we recorded a $10 million decrease in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our guests and Hosts.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in the third quarter of 2023 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of September 30, 2023, it would have resulted in a loss of approximately $37 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and available-for-sale short-term investments and the fair value of those securities.

We had cash and cash equivalents of $8.2 billion and short-term investments of $2.8 billion as of September 30, 2023, which primarily consisted of certificates of deposit, government bonds, commercial paper, highly-liquid investment grade corporate debt securities, mortgage-backed and asset-backed securities, and time deposits. As of September 30, 2023, we had an additional $6.0 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our condensed consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $19 million to our investment portfolio as of September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, we implemented a new enterprise resource planning (“ERP”) system for a majority of our financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP, we are designing new internal controls and modifying and/or enhancing existing internal controls in order to align our financial accounting processes with the new ERP system. We have now completed implementation of the most significant modules planned to date. Except as disclosed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31	—	$—	—	$2,000
August 1 - 31	1.7	$129.46	1.7	$1,775
September 1 - 30	2.0	$139.75	2.0	$1,500
Total	3.7	$134.93	3.7

(1)Includes broker commissions.
(2)On May 9, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended September 30, 2023:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Dave Stephenson, Chief Financial Officer(1)	Terminate	8/29/2023	11/24/2023	76,676
Dave Stephenson, Chief Financial Officer	Adopt	8/29/2023	11/22/2024	199,209

(1)10b5-1 Plan was originally adopted on November 23, 2022 and designed to comply with the then-applicable requirements of Rule 10b5-1(c) at the time of adoption.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended September 30, 2023.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Form of Warrant to Purchase Class A Common Stock					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: November 1, 2023		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Stephenson
Date: November 1, 2023		David E. Stephenson Chief Financial Officer (Principal Financial Officer)