Form 10-K
period 2023-12-31
Airbnb, Inc.
filed 2024-02-16
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $52.8 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 2, 2024, 438,087,239 shares of the registrant's Class A common stock were outstanding 199,777,430 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

AIRBNB, INC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the effects of macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, high unemployment, and foreign currency fluctuations, on the demand for travel or similar experiences;
•the effects of fluctuations in demand for Host homes, including lower demand in certain areas or as a result of oversupply in others;
•the effects of supply constraints on availability of Host homes;
•our ability to attract and retain Hosts and guests;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the impact of the ongoing armed conflicts around the world on our business;
•our expectations regarding our financial performance, including our revenue, costs, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization, and Free Cash Flow;
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
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business, both in the United States and internationally, and our expectations regarding various laws and restrictions that relate to our business;
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
•laws, regulations, and rules that affect the short-term rental, long-term rental, and home sharing business that have limited and may continue to limit the ability or willingness of Hosts to share their spaces over our platform and expose our Hosts or us to significant fees or penalties;
•the lingering effects of the COVID-19 pandemic, as well as other highly infectious diseases such as influenza or respiratory syncytial virus, on our business, the travel industry, travel trends, and the global economy generally;
•the impact on our income as a result of the release of valuation allowances on deferred tax assets;
•our expectations regarding lodging tax obligations and other non-income tax matters;
•our expectations regarding our income tax liabilities, including anticipated increases in foreign taxes, valuation allowances, and the adequacy of our reserves;
•our ability to effectively manage our growth and expand our infrastructure and our ability to maintain our corporate culture and our employee initiatives;
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
•environmental, social, and governance (“ESG”) matters, including potential impacts of environmental risks, including climate change, on our business, and our net-zero emissions and climate-related initiatives and commitments; and
•our plan to make distributions to our Host Endowment Fund.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Item 1A. Risk Factors” in Part I and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

We include certain voluntary ESG disclosures on our website and herein. Any references to “materiality” in the context of such ESG disclosures and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change, including the standards and expectations regarding greenhouse gas (“GHG”) accounting and the processes for classifying, measuring, and counting GHG emissions and GHG emission reductions, which are evolving. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Finally, any website or document references included herein are for convenience only and, unless indicated otherwise, are explicitly not incorporated by reference.

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

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Part 1 in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. This summary should be read in conjunction with the “Item 1A. Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•If our new offerings and initiatives are unsuccessful, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.
•Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.
•The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.
•We are subject to a wide variety of laws, regulations, and rules applicable to short-term rental and home sharing businesses, or that govern our business practices.
•If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.
•Changes in tax laws or tax rulings could materially affect our results of operations and financial condition.
•We may have exposure to greater than anticipated income tax liabilities.
•Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•Our use of artificial intelligence, machine learning, and automated decision making gives rise to legal, business, and operational risks.
•We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.
•We could face liability for information or content on or accessible through our platform.
•Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand.
•Our share price has been, and may continue to be, volatile, and the value of our Class A common stock may decline.
•The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders and their respective affiliates.

PART I
Item 1. Business

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 5 million Hosts who have welcomed over 1.5 billion guest arrivals in almost every country and region across the globe. Every day, Hosts offer unique stays and experiences that make it possible for guests to connect with communities in a more authentic way.

Airbnb has five stakeholders and is designed with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

A Resilient Model

We believe we are well positioned for the road ahead due to our adaptability and relentless innovation. Our business model is adaptable. We have nearly every type of space in nearly every location, so however travel changes, we are able to adapt. Regardless of the economic environment, our guests come to Airbnb because they can find great value, and our Hosts can earn income. We’ve relentlessly innovated while also staying focused and disciplined.

Our Long-Term Growth Strategy

Our strategy is to continue to invest in our key strengths:

•Make hosting mainstream. We’re focused on making hosting just as popular as traveling on Airbnb. We will continue to invest in growing the size and quality of our Host community. We plan to attract more Hosts globally by expanding use cases and supporting all different types of Hosts, including those who host occasionally. We will also continue to increase the support that we provide to our Hosts to deliver high-quality stays and experiences for guests. We’ll continue to raise awareness around hosting, make it easier to get started, and improve the overall experience for Hosts.

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

•Perfect the core service. Our innovations are focused on improving our Host and guest experiences, making Airbnb more accessible and appealing for new Hosts and guests and driving increased engagement and loyalty with our existing community. Two years ago, we started doing twice-a-year product releases to address feedback from our existing community. Since then, we’ve launched more than 430 new features and upgrades to our core service. In the past year alone, this included improved customer service, total price display, and new tools to help Hosts set more competitive prices. We intend to continue to invest in our brand to educate new Hosts and guests on the benefits of Airbnb and the uniqueness of our offerings. We will continue to leverage our brand through a cohesive and integrated marketing strategy through our two annual product launches.

•Expand our global network. We’ve made significant progress over the past three years to build a strong and profitable business. In addition to laying the foundation for differentiated offerings for our Hosts and guests, we’ve been focused on international expansion. We are investing in under-penetrated international markets and have seen strong results. We plan to continue to expand our global network and partner with communities to update laws and regulations for short-term rentals to allow more Hosts to join our platform.

Our Platform

Our Platform for Hosts

We built our platform to seamlessly onboard new Hosts, especially those who previously had not considered hosting. We partner with Hosts throughout the process of setting up their listing and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, Host protections, pricing guidance, and feedback from reviews. During 2023, we launched new pricing tools to help Hosts set competitive prices, easily add weekly and monthly discounts, and compare their listing to similar ones in their area.

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

Our Platform for Guests

Our website and mobile apps provide our guests with an engaging way to explore a wide variety of unique homes and experiences and an easy way to book them. To better meet the needs of our guests, we have launched a series of new features and upgrades through our biannual product releases to help guests find affordable, high quality and reliable stays across the platform.

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

We offer top-to-bottom protection for our Hosts through AirCover for Hosts. AirCover for Hosts includes, among other features, guest property damage protection of up to $3 million per stay, liability coverage to Hosts of up to $1 million per occurrence in the event of third-party claims of personal injury or property damage, deep cleaning protection, and pet damage protection.

We also offer AirCover for guests, which provides support for serious issues with a booking or during a stay, including Host cancellations, inability to check-in, inaccurate listings, and a 24-hour safety support line.

We have new initiatives under development and will continue to create additional features to strengthen the trust and safety on our platform.

Our Technology

Our technology platform powers our two-sided marketplace and enables our global network of Hosts and guests. As of December 31, 2023, we had more than 2,000 engineers within our product development organization. Given the nature of the business, our technology platform has broad and complex requirements:

•Support of global payments. It supports global payment capabilities and sophisticated anti-fraud and anti-money-laundering measures.

•Delivery of global community support. It provides multilingual, real-time community safety and support, and city-specific regulatory support.

•Delivery of deep business insights. It delivers deep business intelligence insights to manage our marketplace, including pricing insights and occupancy optimization for our Hosts.

•Incorporation of artificial intelligence (“AI”)/machine learning. It incorporates sophisticated AI to power key areas, from fraud detection, to personalized listing matching and enabling customized and real-time community support.

•Operation of a microservices architecture. We operate a microservices architecture and are evolving our foundational components to enable us to move rapidly in response to evolving customer needs without sacrificing correctness or stability.

As we continue to evolve our foundational technology, we are focused on the following broad capabilities:

•Data management systems that continue to support user privacy, analytics, machine learning/AI, and business insights.

•Service reliability leading to best-in-class performance centered on availability, latency, disaster recovery and business continuity, security, testability, observability, operability, and agility.

•Cloud support focusing on robust capabilities for granular attribution and usage patterns to realize efficiency gains.

These continued technological investments aim to ensure we have a robust platform that allows us to more quickly adapt to the needs of our Hosts and guests around the world and increase the productivity of our product development organization.

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

Human Capital

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2023, we had 6,907 employees.

As of December 31, 2023, we relied on a global network of approximately 11,000 third-party contingent workers to handle the vast majority of our community support contacts. Our internal community support employees are comprised of operations teams who handle complex and sensitive issues, and enablement teams who support all community-facing teams, including our partners.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our Hosts and guests with innovative products and services as well as serve our other stakeholders. As of December 31, 2023, 49% of our global employees identify in the gender binary as women and 16% of our U.S.-based employees identify as under-represented minorities. Through our hiring process, we commit to encouraging diversity and eliminating bias, and we publish the changing demographic makeup of our workforce to hold ourselves accountable. We are also focused on supporting our employees across the employee lifecycle from recruitment to onboarding to ongoing development.

Our Live and Work Anywhere policy allows for the vast majority of our employees to work remotely on a permanent basis. We believe that expanding our talent pool beyond the commuting radius near our offices will allow us to attract the best and most diverse employees over time. We aim to create a highly coordinated working culture, and as such, will continue to promote ways to keep employees highly engaged and connected by aligning employees’ work through our roadmap, as well as curating employee collaboration sessions either in the office or at off-site locations.

Climate Change

In 2021, we committed to a goal to operate as a net zero company for our global corporate operations by 2030, reducing greenhouse gas emissions associated with our corporate operations across Scope 1 (direct emissions from stationary combustion and refrigerants), Scope 2 (indirect emissions from purchased electricity, diesel generators and district heat), and the following Scope 3 categories defined by the Greenhouse Gas Protocol: purchased goods and services, capital goods, fuel- and energy-related activities (not included in Scope 1 or Scope 2), waste generated in operations, business travel, employee commuting, and upstream leased assets. To meet our goals, we are implementing a broad range of initiatives designed to help decarbonize our business and make our corporate operations more sustainable.

We also purchase, and plan to continue purchasing, carbon credits to fully achieve our emissions goals in the long-term. Our aim is to procure such credits from high integrity projects, with a focus on nature-based solutions where feasible.

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

No single city represented more than 2% of our revenue before adjustments for incentives and refunds during the year ended December 31, 2023 or approximately 1% of our active listings as of December 31, 2023. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new Hosts and guests, while our refunds to Hosts and guests are part of our support activities. We do not believe that the current regulations in our top 10 cities, in the aggregate, have had or are expected to have a material adverse impact on our results of operations and financial condition. We will continue to collaborate with policymakers to implement sensible legislation around the world.

In addition to laws, regulations, and rules directly applicable to the short-term rental and home sharing business, we are subject to a wide variety of laws, regulations and rules governing our business practices. These include those related to the Internet, e-commerce, and electronic devices, and involving taxation, privacy, data privacy, data security, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, use of AI and automated decision making, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws, regulations, and rules governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. Additionally, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing cross-border and domestic money transmission and funds transfers, stored value and prepaid access, foreign exchange, data privacy, data security, and cybersecurity, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-corruption and anti-bribery, and anti-money laundering and counter-terrorist financing.

Our business collects, processes, and uses the personal data of individuals across the globe. As a result, compliance with laws on data privacy and data security regulating the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal data is core to our strategy and integral to the creation of trust in our platform. We take a variety of technical and organizational security measures and other procedures and protocols designed to protect data, including data pertaining to Hosts, guests, employees, and others.

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This increases the complexity of compliance requirements, may limit offerings, and result in additional expenses while also diverting attention and resources from other projects. Regulators around the world continue to propose more stringent data privacy and data security laws, and these laws are rapidly increasing in number, complexity, enforcement, fines, and penalties. Data privacy and data security laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction.

As we continue to expand the reach of our brand into additional markets, we will be increasingly subject to additional laws, regulations, and rules.

For additional information regarding these and other laws, regulations, and rules that affect us and our business, see Note 13, Commitments and Contingencies – Legal and Regulatory Matters – Regulatory Matters, to our consolidated financial statements included in Item 8 of Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and Europe, the Middle East, and Africa (“EMEA”). Our key business metrics, including Gross Booking Value (“GBV”) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees, a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. As our business and travel continues to recover following the COVID-19 pandemic, other seasonal trends may develop, or these existing seasonal trends may become more extreme. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” included in Item 7 of Part II of this Annual Report on Form 10-K for definitions of our key business metrics.

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

Our competitors include:

•Online travel agencies (“OTAs”), such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com), Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity), Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner), Hopper, Fliggy (a subsidiary of Alibaba), Despegar, MakeMyTrip, and other regional OTAs;
•Internet search engines, such as Google, including its travel search products, Baidu, and other regional search engines;
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

We have a substantial patent portfolio, consisting of issued patents and pending patent applications (“patent assets”) from the United States and multiple foreign jurisdictions. The portfolio includes both organically grown and acquired patent assets. We own a trademark portfolio with protections in 170 countries in which we currently operate for our primary brands — AIRBNB and our Bélo logo. Additionally, we own trademark protections around the world for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color, localizations, translations, and transliterations of our primary brands, and brands associated with businesses we have acquired. We have registered domain names that we use in or relate to our business, such as the airbnb.com domain name and country code top level domain name equivalents.

Available Information

Our website address is www.airbnb.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website (investors.airbnb.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our quarterly results calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file.

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
•our ability to grow new offerings and to deepen our presence in certain geographies;
•timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
•other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, challenging macroeconomic and political conditions, changes in Host and guest preferences, public health crises such as pandemics, and any of the other factors described above, in this Annual Report on Form 10-K, or otherwise, may result in decreased revenue and our business, results of operations, and financial condition would be materially adversely affected.

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

In addition, the number of listings on Airbnb may decline as a result of a number of other factors affecting Hosts, including: any pandemic; enforcement or threatened enforcement of laws and regulations, including short-term occupancy and tax laws; private groups, such as homeowners, landlords, and condominium and neighborhood associations, adopting and enforcing contracts that prohibit or restrict home sharing; leases, mortgages, and other agreements, or regulations that purport to ban or otherwise restrict home sharing; Hosts opting for long-term rentals on other third-party platforms as an alternative to listing on our platform; economic, social, and political factors; perceptions of trust and safety on and off our platform; negative experiences with guests, including guests who damage Host property, throw unauthorized parties, or engage in violent and unlawful acts; and our decision to remove Hosts from our platform for not adhering to our Host standards or other factors we deem detrimental to our community.

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

Hosts and guests whose reservations are canceled under our extenuating circumstances policy have had and may continue to have a negative view of our policy and may experience negative financial impacts as a result of such cancellations. This could materially negatively impact our relationship with our Hosts and guests, resulting in Hosts leaving our platform, removing their listings, and/or offering less availability, or fewer repeat guests, which in turn could have a material adverse impact on our business, results of operations, and financial condition.

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

Our success depends significantly on existing guests continuing to book and attracting new guests to book on our platform. Our ability to attract and retain guests could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

•events beyond our control such as pandemics and health concerns, restrictions on travel, immigration, trade disputes, economic downturns, and the impact of climate change on travel including the availability of preferred destinations and the increase in the frequency and severity of weather-related events, including fires, floods, droughts, extreme temperatures and ambient temperature increases, severe weather and other natural disasters, and the impact of other climate change on seasonal destinations;
•political, social, or economic instability in the United States or globally;
•Hosts failing to meet guests’ expectations;
•increased competition and use of our competitors’ platforms and services;
•Hosts failing to provide differentiated, high-quality, and an adequate supply of stays or experiences at competitive prices;
•guests not receiving timely and adequate community support from us;
•our failure to provide new or enhanced offerings or features that guests value;
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

In addition, if our platform is not easy to navigate, guests have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the listings and other content provided on our platform is not displayed effectively to guests, we are not effective in engaging guests across our various offerings, or we fail to provide an experience in a manner that meets rapidly changing demand, we could fail to convert first-time guests and fail to engage with existing guests, which would materially adversely affect our business, results of operations, and financial condition.

If our new offerings and initiatives are unsuccessful, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

We continue to invest in the development of new offerings and initiatives, including innovations focused on improving our Host and guest experiences. Developing and delivering these new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives.

Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that our Hosts and guests will adopt or respond positively to such offerings and initiatives, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will help attract and retain users on our platform and gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Further, these efforts entail investments in our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, could distract management from current operations, and will divert capital and other resources from our more established offerings and initiatives. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our Hosts and guests to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments in new offerings and initiatives, we may fail to grow and our business, results of operations, and financial condition would be materially adversely affected.

Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries. Events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, severe weather, droughts, extreme temperatures and ambient temperature increases, and volcanic eruptions, the frequency and severity of which may be increasingly impacted by climate change in future years (although it is currently impossible to predict with accuracy the scale of such impact), and travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Middle East Respiratory Syndrome, and COVID-19, trade or immigration policies, wars, such as the ongoing military action between Russia and Ukraine or in the Middle East, terrorist attacks, sources of political uncertainty, political unrest, protests, violence in connection with political or social events, foreign policy changes, regional hostilities, flight capacity restrictions, immigration restrictions (including backlogs on passport renewals or limitations on visa grants), imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to physical climate change-related impacts, including chronic and acute climate-related impacts and climate-related migration, sustainability-related conditions, work stoppages, labor unrest, or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because many of these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which could materially adversely affect our business, results of operations, and financial condition. In addition, increasing awareness of the impact of air travel on climate change and the impact of over-tourism may adversely impact the travel and hospitality industries and demand for our platform and services, whether due to the imposition of policies and regulations or changing societal attitudes towards travel.

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

We believe that our competitors include:

•OTAs such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com), Expedia Group (including the brands Expedia, Vrbo, HomeAway, Hotels.com, Orbitz, and Travelocity), Trip.com Group (including the brands Ctrip.com, Trip.com, Qunar, Tongcheng-eLong, and SkyScanner), Hopper, Fliggy (a subsidiary of Alibaba), Despegar, MakeMyTrip, and other regional OTAs;

•Internet search engines, such as Google, including its travel search products, Baidu, and other regional search engines;
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

We are subject to a wide variety of laws, regulations and rules applicable to short-term rental and home sharing businesses, or that govern our business practices, including among others, e-commerce, data privacy, advertising, consumer protection, employment law, and commercial practices. Such laws and regulations are complex, evolving, and sometimes inconsistent and have limited and may continue to limit the ability or willingness of Hosts to share their spaces through our platform and expose our users or us to regulatory inquiries, litigation or other disputes and to significant liabilities, including taxes, compliance costs, fines, and criminal or other penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.

Hosts list, and guests search for, stays and experiences on our platform in more than 220 countries and regions across the globe. There are national, state, local, and foreign laws and regulations in jurisdictions that relate to or affect our business and, since we began our operations in 2008, there have been and continue to be legal and regulatory developments and inconsistent or ambiguous interpretations among local, regional, or national laws or regulations that affect the short-term rental, long-term rental, and home sharing business.

Compliance Costs

Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost and increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, Host registration, limits on lengths of stays, and other regulations, each of which require us to dedicate significant resources to provide the infrastructure and tools needed on our platform for our Hosts to meet these legal requirements and for us to fulfill any obligations we may have. Environmental, health, and safety requirements have also become increasingly stringent, and our costs, and our Hosts’ costs, to comply with such requirements may increase as a result. The complexity of our platform and changes required to comply with the large number of disparate requirements can lead to compliance gaps if our internal resources cannot keep up with the pace of regulatory change and new requirements imposed on our platform, or if our platform does not work as intended or has errors or bugs. Additionally, new or revised laws and regulations or new interpretations of existing laws and regulations, could further affect the operation of our Hosts’ properties or result in significant additional expense and operating restrictions on us.

It may be difficult or impossible for us to investigate or evaluate laws or regulations in all cities, countries, and regions. The application of existing laws and regulations to our business and platform can be unclear and may be difficult for Hosts, guests, and us to understand and apply, and are subject to change, as governments or government agencies seek to apply legacy systems of laws or adopt new laws to new online business models in the travel and accommodations industries, including ours. Uncertain and unclear application of such laws and regulations to Host and guest activity and our platform could cause and has caused some Hosts and guests to leave or choose not to use our platform, reduce supply and demand for our platform and services, increase the costs of compliance with such laws and regulations, and increase the threat of litigation or enforcement actions related to our platform, all of which would materially adversely affect our business, results of operations, and financial condition. See our risk factor titled “We could face liability for information or content on or accessible through our platform.”

There are laws that apply to us, and there are laws that apply to our Hosts and/or guests. While we require our Hosts and guests to comply with their own independent legal obligations under our terms of service, we have limited means of enforcing or ensuring the compliance of our Hosts and guests with all applicable legal requirements. Sometimes governments try to hold us responsible for laws that apply to our Hosts and/or guests. Whether applicable to us, our Hosts, and/or our guests, the related consequences arising out of such laws and regulations, including penalties for violations of and costs to maintain compliance with such laws and regulations, have had and could continue to have a material adverse effect on our reputation, business, results of operations, and financial condition. See our risk factor titled “Changes in tax laws or tax rulings could materially affect our results of operations and financial condition.”

With respect to online payment services, in June 2023 the European Commission proposed replacing the current Payment Services Directive (“PSD2”) with a new directive on the same topic (“PSD3”) and a new regulation on the same (“PSR”). The European Commission in parallel proposed a Financial Data Access Regulation (“FIDA”). PSD3 and the PSR will include amendments to strong customer authentication and anti-fraud obligations amongst other day to day requirements, and FIDA requires data holders (including payment institutions and EMIs) to provide customer data, including both personal and non-personal data to other data holders. PSD3, the PSR and FIDA are still in draft, however when finalized and in-force, they may increase our compliance costs and require additional resources as well as changes to our processes and operations. In addition, in January 2023, the UK HM Treasury published a review of the UK Payment Services Regulations 2017 (“UK PSR”) and call for evidence. The review and call for evidence contained minimal information on areas of reform, other than a handful of areas including strong customer authentication requirements, information requirements regarding currency conversion charges, and notice provisions for the termination of customer contracts. Should the UK decide to reform the UK PSR, this may increase our compliance costs and require additional resources as well as changes to our processes and operations.

We take certain measures to comply, and to help Hosts comply with laws and regulations, such as requiring registration numbers to be displayed on a listing profile for listings in some jurisdictions where such registration is required. These measures, changes to them, and any future measures we adopt could increase friction on our platform, and reduce the number of listings available on our platform from Hosts and bookings by guests, and could reduce the activity of Hosts and guests on our platform. We may be subject to additional laws and regulations which could require significant changes to our platform that discourage Hosts and guests from using our platform. Furthermore, if we become more involved in Hosts’ listings and conduct related to bookings, then we are more likely to draw scrutiny and additional regulations from governments and undercut various defenses we may have to claims or attempts to regulate us, which further constrain our business and impose additional liability on us as a platform.

Regulatory Developments

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

Legislation could have a material impact on the way short-term and long-term rentals are regulated. Such regulations include ordinances that restrict or ban Hosts from short-term rentals or long-term rentals, set annual caps on the number of days Hosts can share their homes, require Hosts to register with the municipality or city, or require Hosts to obtain permission before offering short-term rentals, or impose obligations on us to assist in the enforcement of these regulations. For example, in New York City a law enacted in 2022 limits the properties that can host short-term rentals. It also contains several new obligations for short-term rental hosts and platforms. Existing, and changes to, laws and regulations such as these may limit Hosts’ ability and willingness to list on our platform and may result in significant fines, liabilities, and penalties to the Company. In addition, some jurisdictions regard short-term rental or home sharing as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property. Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, or widespread enforcement actions that limit the ability of Hosts to share their spaces or impose obligations upon us. For example, the European Union’s regulation on short-term rentals (the “EU STR Regulation”) is expected to enter into force in April 2024 and EU member states will have two years to give effect to the new rules under the regulation. The EU STR Regulation includes steps to enhance the transparency of certain host information on platforms (such as host registration numbers where required locally) and monthly reporting by platforms to local authorities (including, for example, host information, length of stay, and number of guests). The EU STR Regulation could have a material impact on the way short-term rentals are regulated in the European Union and will require us to invest additional resources to assess our compliance and make appropriate adjustments in order to comply with its requirements. If laws, regulations, rules, or agreements significantly restrict or discourage Hosts in certain jurisdictions from sharing their properties, it would have a material adverse effect on our business, results of operations, and financial condition.

While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental or long-term rental laws, and could follow suit and enact regulations with direct requirements on platforms such as Airbnb. New laws, regulations, government policies, or changes in their interpretations entail significant challenges and uncertainties. In the event of any such changes, pre-existing bookings may not be honored and current and future listings and bookings could decline significantly, and our relationship with our Hosts and guests could be negatively impacted, which would have a materially adverse effect on our business, results of operations, and financial condition. For example, if new regulations requiring us to share Host data with governmental organizations or to ensure that Hosts have a registration or permit number before publishing their listings or some other form of regulation are implemented, our revenue from listings there may be substantially reduced due to the departure from our platform of Hosts who do not wish to share their data or to obtain a registration or permit number. A reduction in supply and cancellations could make our platform less attractive to guests, and any reduction in the number of guests could further reduce the number of Hosts on our platform.

While we seek to work with governments, we have in the past been, and are likely in the future to become, involved in disputes with government agencies regarding laws and regulations. For example, some governments have attempted to impose fines on us regarding what they contend is illegal offering of short-term accommodations in violation of applicable laws. Certain jurisdictions have adopted laws and regulations that seek to impose various types of taxes, including lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our Hosts and/or us, and withholding obligations on us, as more fully described in our risk factor titled “Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform” and “Changes in tax laws or tax rulings could materially affect our results of operations and financial condition.” In addition, some third parties and regulators have asserted and may in the future assert that we, through our operations, are subject to regulations with respect to short-term rentals, Host registration, licensing, and other requirements for the listing of accommodations and experiences, such as real estate broker or agent licenses, travel agency licenses, e-commerce platform operator, and insurance-related licenses. We could be held liable and incur significant financial and potential criminal penalties if we are found to have violated any of these regulations. In certain jurisdictions, we have resolved disputes concerning the application of these laws and regulations by agreeing, among other things, to remove listings from our platform at the request of government entities, to require Hosts to enter a permit or registration number or take other action before publishing listings on our platform, to share certain data with government agencies to assist in the enforcement of limits on short-term or long-term rentals as well as the enforcement of safety regulations, and to implement measures to confirm to the government that Hosts are operating in compliance with applicable law. When a government agency seeks to apply laws and regulations in a manner that limits or curtails Hosts’ or guests’ ability or willingness to list and search for accommodations in that particular geography, we have attempted and may continue to attempt through litigation or other means to defend against such application of laws and regulations, but have sometimes been and may continue to be unsuccessful in certain of those efforts. Further, if we or our Hosts and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with Hosts and guests, our business, results of operations, and financial condition could be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement may be publicly available and could create a precedent that may lead to similar disputes in other jurisdictions and may put us in a weaker bargaining position in future disputes with other governments.

In addition to laws and regulations directly applicable to the short-term rental, long-term rental, and home sharing business, we are subject to laws and regulations governing the provision of online payment services and insurance services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. As a result of such laws and regulations in connection with our insurance services, from time to time we are subject to review, inquiries or examinations by local insurance regulators to ensure compliance with such rules and regulations, including licensing requirements. We are also subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, data privacy, data security, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices as well as federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements. Violation of these laws could subject the company to fines and penalties, including in some cases, criminal penalties.

There is also increased governmental interest in regulating technology companies in areas including platform content, data privacy, data security, intellectual property protection, ethical marketing, tax, data localization and data access, AI or algorithm-based bias or discrimination, competition, and real estate broker related activities. In addition, increasing governmental interest in, and public awareness of, the impacts and effects of climate change and greater emphasis on sustainability by federal, state, and international governments could lead to further regulatory efforts to address the carbon impact of housing and travel, which risks are more fully described in our risk factor titled “Growing focus on evolving environmental, social, and governance issues (“ESG”) by shareholders, customers, regulators, politicians, employees, and other stakeholders may impose additional risks and costs on our business”.

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and/or civil or criminal penalties, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. Our efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from operations.

Regulatory Inquiries, Litigation & Disputes

We have been, and expect to continue to be, subject to legal and regulatory claims, litigation or pre-litigation disputes, and proceedings arising in the normal course of business, including various government inquiries, investigations, audits, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, long-term rentals, and home sharing, tax, escheatment, insurance services, employee related claims, consumer protection, pricing and currency display, advertising, discrimination, data sharing, payment processing, data privacy, data security, cancellation policies, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and also management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices, including enabling tax collection, tax reporting, display of Host registration numbers, and removal of noncompliant listings. As our Company has grown larger, the number of bookings on our platform and brand awareness has increased, and the scope and complexity of our business have expanded, the number and significance of these claims, disputes, and proceedings have increased and we expect will continue to increase. We are unable to predict the outcomes and implications of such inquiries, investigations, and proceedings on our business, and such inquiries, investigations, and proceedings could result in damages, large fines and penalties, and require changes to our products and operations, and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adopted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government inquiries, investigations, and proceedings.

We have been involved in litigation with national governments, trade associations and industry bodies, municipalities, and other government authorities, including as a plaintiff and as a defendant, concerning laws seeking to limit or outlaw short-term and long-term rentals and to impose obligations or liability on us as a platform. In the United States, we have been involved in various lawsuits concerning whether our platform is responsible for alleged wrongful conduct by Hosts who engage in short-term rentals. Claims in such cases have alleged illegal hotel conversions, real estate license requirements, violations of municipal law around short-term occupancy or rentals, unlawful evictions, or violations of lease provisions or homeowners’ association rules. Legal claims have been asserted for alleged discriminatory conduct undertaken by Hosts against certain guests, and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights, or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the Digital Services Act (“DSA”), the EU STR Regulation and the European E-Commerce Directive and their national transpositions are interpreted by the courts or otherwise modified or amended, as our platform and services to our Hosts and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, hidden camera incidents, and privacy violations that occurred at listings or experiences during a booking made on our platform. We also have had putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations, and other consequences due to natural disasters or other unforeseen events beyond our control.

Laws and government initiatives within the European Union have been attempting to regulate online platforms, including Airbnb. In several cases, national courts are evaluating whether certain local rules imposing obligations on platforms can be enforced against us. Most recently, the DSA came into force in November 2022, amending certain aspects of the E-Commerce Directive, and imposing on online platforms a number of content moderation and transparency obligations as of February 2024.

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

Adverse results in any regulatory inquiry, litigation, legal proceedings, audit, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, civil and criminal fines, compensation orders, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services. Moreover, many regulatory inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and nonmonetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. Moreover, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory inquiries, litigation, legal proceedings, and other claims will continue to consume significant Company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We are a global platform with Hosts in more than 220 countries and regions and over 100,000 cities and towns, and a global guest community. As of December 31, 2023, we had approximately 3,000 employees located outside of the United States. For the year ended December 31, 2023, 57% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations, however there can be no assurance that our international expansion efforts will be successful or result in revenue growth. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, which include:

•operational and compliance challenges caused by distance, language, and cultural differences;
•the cost and resources required to localize our platform and services, which often requires the translation of our platform into foreign languages and adaptation for local practices and regulatory requirements;
•unexpected, restrictive, differing, and conflicting laws and regulations, including those laws governing Internet activities, short-term and long-term rentals (including those implemented in response to the COVID-19 pandemic), tourism, tenancy, taxes, licensing, payments processing, messaging, marketing activities, registration and/or verification of guests, ownership of intellectual property, content, data collection and privacy, security, data localization, data transfer and government access to personal information, and other activities important to our business;
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

The tax regimes we are subject to or operate under, including income and non-income taxes (including indirect taxes), are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate alternative minimum tax (“CAMT”) on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1 billion, and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. We may be subject to a material amount of CAMT in the next several years but expect to fully utilize the corresponding credits generated from the CAMT in the subsequent following years. The United States government may enact further significant changes to the taxation of business entities including, among other changes, an increase in the corporate income tax rate or significant changes to the taxation of income derived from international operations. The likelihood of these changes being enacted or implemented is unclear. In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a law enacted in 2017 purports to require short-term rental platforms that process payments to withhold and remit Host income tax and collect and remit tourist tax, amongst other obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency in settlement of the 2017-2021 audit periods for an aggregate payment of 576 million Euro ($621 million). Such agreement settles a dispute about Airbnb Ireland’s obligations to withhold and remit Host income tax, including taxes, interest, and penalties, for those relevant periods. Airbnb’s subsidiary in Italy and Airbnb Ireland continue to be, or could in the future be, subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, withholding obligations, and tourist taxes. Such audits could result in the imposition of additional potentially significant prior and future tax obligations.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project (“BEPS”), and issued a report in 2015 and an interim report in 2018 detailing 15 key actions aimed at ensuring profits are taxed where the economic activities generating those profits are performed and where value is created. Work continues to be undertaken by the project with regard to each action, and new recommendations are regularly made, including proposed new legislation. Recent examples include the implementation of minimum standards in local legislation to neutralize the effects of hybrid mismatches and to appropriately tax controlled foreign companies. Proposals from the OECD can result in an increased tax burden for us in jurisdictions that adopt such proposals.

More recently, BEPS 2.0 aims to address the tax challenges arising from the digitalization of the economy, and in 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes (including indirect taxes), including taxes based on a percentage of revenue. For example, France, Italy, Spain, and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business. In December 2022, the European Union unanimously agreed to implement the minimum tax rate legislation by December 31, 2023 in all EU member states. Several other countries including Australia, Canada, Colombia, Japan, New Zealand, Norway, Singapore, South Korea, and the United Kingdom have also committed to implement similar legislation within the same timeframe. This agreement, commonly referred to as Pillar Two, could result in future additional taxes that could materially adversely affect our results of operations and financial condition.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax law provide preferential tax treatment that violates EU state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and increasing scale of our international business activities, many of these types of changes to the taxation of our activities described above and in our risk factor titled “Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform” could increase our worldwide effective tax rate, increase the amount of non-income taxes (including indirect taxes) imposed on our business, and materially adversely affect our business, results of operations, and financial condition. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

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

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2023 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2019 to 2023 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017, and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposed an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We disagree with the proposed adjustment and intend to vigorously contest it. In January 2022, we entered into an administrative dispute process with the IRS Independent Office of Appeals (“IRS Appeals”). We will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for (benefit from) income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made. In addition, our future tax expense could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in the United States and certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future. We may also be subject to additional tax liabilities relating to indirect or other non-income taxes, as described in our risk factor titled “Uncertainty in the application of taxes to our Hosts, guests, or platform could increase our tax liabilities and may discourage Hosts and guests from conducting business on our platform.” Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which would materially adversely affect our results of operations and financial condition.

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

We devote significant resources, including management time, to the application and interpretation of laws and working with various jurisdictions to clarify whether taxes are applicable and the amount of taxes that apply. The application of indirect taxes to our Hosts, guests, and our platform significantly increases our operational expenses as we build the infrastructure and tools to capture data and to report, collect, and remit taxes. Even if we are able to build the required infrastructure and tools, we may not be able to complete them in a timely fashion, in particular given the speed at which regulations and their interpretations can change, which could harm our relationship with governments and our reputation, and result in enforcement actions and litigation. The lack of uniformity in the laws and regulations relating to indirect taxes as applied to our platform and to our Hosts and guests further increases the operational and financial complexity of our systems and processes, and introduces potential for errors or incorrect tax calculations, all of which are costly to our business and results of operations. Certain regulations may be so complex as to make it infeasible for us to be fully compliant. As our business operations expand or change, including as a result of introducing new or enhanced offerings, features, or due to acquisitions, the application of indirect taxes to our business and to our Hosts and guests will further change and evolve, and could further increase our liability for taxes, discourage Hosts and guests from using our platform, and materially adversely affect our business, results of operations, and financial condition.

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

Our use of AI, machine learning, and automated decision making gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our offerings and business may result in reputational harm and liability.

The rapid evolution of AI and machine learning will require the application of resources to develop, test, and maintain our offerings to help ensure that AI and machine learning are implemented responsibly in order to minimize unintended or harmful impacts. Uncertainty around new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin as we expand the use of AI technologies in our offerings. Developing, testing, and deploying AI technologies may also increase our costs due to the associated computing costs. There are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, AI or automated decision making technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which the developer does not have sufficient rights; and/or may be adversely impacted by unforeseen defects, technical challenges, cyber security threats, or material performance issues.

Our ability to continue to develop or use such technologies may be dependent on access to technology offered by vendors and specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the quality of vendor offerings or the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. We face competition from other companies in our industry who use similar machine learning technologies to us. Failure to offer or deploy new AI technologies as effectively as our competitors could adversely affect our business.

In addition, market acceptance and consumer perceptions of AI and machine learning technologies are uncertain. AI technologies, including generative AI, may create content or information that appears correct but is factually inaccurate or flawed. Our Hosts, guests or others may rely on or use this flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on our customers or on society as a whole, we may experience brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Our business also increasingly relies on machine learning, AI, and automated decision making to improve our services and tailor our interactions with our Hosts and guests. However, in recent years the use of personal data to train, or otherwise in connection with machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit our ability to use our machine learning and AI, or require us to make changes to our platform or operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the president of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI. In the European Union, there is now political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our Nights and Experiences Booked and GBV, and seasonality in Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) that is consistent with seasonality of our revenue, which has historically been, and is expected to continue to be, highest in the third quarter when we have the most check-ins as it is the peak travel season for North America and EMEA. We recognize revenue upon the completion of a check-in. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. For example, as a result of the COVID-19 pandemic, we saw a significant geographic mix shift towards bookings in North America, entire homes, and non-urban destinations, all of which tend to have higher average daily rates. These trends and their impact on our average daily rate may change as customers adjust travel habits.

In addition, our results of operations may fluctuate as a result of a variety of other factors, some of which are beyond our control, including:

•reduced travel and cancellations due to other events beyond our control such as health concerns, including epidemics and pandemics, natural disasters, wars, political instability, regional hostilities or law enforcement demands, and other regulatory actions;
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

We could face claims relating to information or content that is made available on our platform. Our platform relies upon content that is created and posted by Hosts, guests, or other third parties. Although content on our platform is typically generated by third parties, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our Hosts and guests. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine and various tort law defenses in the United States and the E-Commerce Directive and the DSA in the European Union and other regulations, differences between statutes, limitations on immunity or responsibility, requirements to maintain immunity or proportionate responsibility, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by Hosts and guests or otherwise contributed by third-parties to our platform.

Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. Additionally, there have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, and current protections from liability for third-party content in the United States could decrease or change. There may be proposed U.S. federal legislation seeking to hold platforms liable for user-generated content, including content related to short-term or long-term rentals. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

The European Union has also enhanced the regulation of digital services, and in November 2022, the DSA came into force with the majority of the substantive provisions taking effect in 2023 and 2024. The DSA governs, among other things, potential liability for illegal content on platforms, traceability of traders, and transparency reporting obligations, including information on “monthly active recipients” in the European Union. The DSA may increase compliance costs and require additional resources as well as changes to our processes and operations. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover (revenue) and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider. In parallel, the Digital Markets Act (the “DMA”) came into force in November 2022 and introduced ex ante regulation of certain large online platforms. Airbnb has not been designated a gatekeeper platform for the purposes of the DMA although this could change at some point in the future. Some European jurisdictions (such as Germany) have also introduced at the national level new competition rules in relation to digital platforms that are similar in their effects to the DMA. These laws may contain certain regulatory requirements and/or obligations that could negatively impact our business. Furthermore, some of our Hosts or some of our offerings may now or in the future be subject to the European Package Travel Directive, which imposes various obligations upon package providers and upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content.

While the scope and timing of these proposals are currently evolving, if enacted and applied to our platform, the new rules may adversely affect our business. In countries in Asia and Latin America, new regulations covering e-commerce or digital platforms have been passed or are being drafted, and cover consumer protection, online safety, services provided, privacy and tax. Complying with these regulations may impact our supply, corporate structure, licensing and registration requirements, data sharing requirements, compliance costs and tax exposure. Further, the laws of countries in Asia and Latin America already generally provide for direct liability if a platform is involved in creating such content or has actual knowledge of the content without taking action to take it down. Additionally, laws in some Asian countries also provide for primary or secondary liability, which can include criminal liability, if a platform fails to take sufficient steps to prevent such content from being uploaded. Because liability often flows from information or content on our platform and/or services accessed through our platform, as we continue to expand our offerings and scope of business, both in terms of the range of offerings and services and geographical operations, we may face or become subject to additional or different laws and regulations. Our potential liability for information or content created by third parties and posted to our platform could require us to implement additional measures to reduce our exposure to such liability, may require us to expend significant resources, may limit the desirability of our platform to Hosts and guests, may cause damage to our brand or reputation, and may cause us to incur time and costs defending such claims in litigation, thereby materially adversely affecting our business, results of operations, and financial condition.

In the European Union, the Consumer Rights Directive and the Unfair Commercial Practices Directive harmonized consumer rights across the EU member states. Directive (EU) 2019/2161 (“Omnibus Directive”) also introduced stricter penalties (including fines) for breaches of consumer protection law, as well as additional specific information requirements for contracts concluded on online marketplaces. In 2018, the European Commission and a group of European consumer protection authorities (through the Consumer Protection Cooperation Network) investigated our customer terms and price display practices, which required us to make certain changes to our terms and price display practices. If Consumer Protection Regulators find that we are in breach of consumer protection laws, we may be fined or required to change our terms and processes, which may result in increased operational costs. Consumers and certain Consumer Protection Associations may also bring individual claims against us if they believe that our terms and/or business practices are not in compliance with local consumer protection laws. Currently, class actions may also be brought in certain countries in the European Union, and the Collective Redress Directive extends the right to collective redress across the European Union. The Collective Redress Directive replaced its predecessor in November 2020. This relatively new Directive allows for the recovery of monetary compensation by qualified entities on behalf of large classes of consumers, and greatly extends the scope to new areas, including for example misleading and comparative advertising, data privacy and data security.

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

Any incident, whether actual or rumored to have occurred, involving the safety, security or quality of listings, Hosts, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Airbnb, and any media coverage resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract Hosts and guests. In addition, when Hosts cancel reservations or if we fail to provide timely refunds to guests in connection with cancellations, guest perception of the value of our platform is adversely impacted and may cause guests to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate community support or our platform policies are perceived to be too permissive, too restrictive, or provide Hosts and/or guests with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blogs, and other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some Hosts have refrained from, and may in the future refrain from, listing with us, and some guests have refrained from, and may in the future refrain from, using our platform, which could materially adversely affect our business, results of operations, and financial condition.

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

Our ability to provide high-quality support to our community of Hosts and guests is important for the growth of our business and any failure to maintain such standards of community support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract Hosts and guests. Meeting the community support expectations of our Hosts and guests requires significant time and resources from our community support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and community support tools. The failure to develop the appropriate technology, infrastructure, policies, and community support tools, or to manage or properly train our community support team, could compromise our ability to resolve questions and complaints quickly and effectively. The number of our Hosts and guests has grown significantly and such growth, as well as any future growth, will put additional pressure on our community support organization and our technology organization. In addition, as we service a global customer base and continue to grow outside of North America and Europe, we need to be able to provide effective support that meets our Hosts’ and guests’ needs and languages globally at scale. Our service is powered, in large part, based on complex algorithms that map to our business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain Hosts and guests.

The vast majority of our community support is performed by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of Hosts and guests that come to us via telephone, email, social media, and chat. Reliance on these third parties requires that we provide proper guidance and training for their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. If our community support third-party service providers are unable to attract, retain, and train adequate staffing, there could be an adverse impact on the experience of our Hosts and guests, which could materially adversely affect our brand, business, results of operations, and financial condition.

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

We have no control over, or ability to predict, the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, experience, or otherwise, and therefore, we cannot guarantee the safety of our Hosts, guests, and third parties. The actions of Hosts, guests, and other third parties have resulted and can further result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, brand, and reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us. We do not verify the identity of all of our Hosts and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by Hosts and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. We screen against certain regulatory, terrorist, and sanctions watch lists, conduct criminal background checks for certain U.S. Hosts, U.S. guests, and Hosts in India, and conduct additional screening processes to flag and investigate suspicious activities. These processes are beneficial but not exhaustive and have limitations due to a variety of factors, including laws and regulations that prohibit or limit our ability to conduct effective background checks in some jurisdictions, the unavailability and inaccuracy of information, and the inability of our systems to detect all suspicious activity. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity on our platform. The criminal background checks for certain U.S. Hosts, U.S. guests, and Hosts in India, and other screening processes rely on, among other things, information provided by Hosts and guests, our ability to validate that information, the accuracy, completeness, and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area such as in the data privacy and data security space, and on the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility, and we do not run criminal background checks and other screening processes on third parties who may be present during a reservation made through our platform.

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

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of Hosts, guests, or third parties, our ability to attract and retain Hosts and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter home sharing regulations or regulatory inquiries into our platform policies and business practices. In the United States and other countries, we have seen listings being used for parties in violation of Airbnb’s policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our Hosts, guests, and third parties for compensation due to fatalities, accidents, injuries, assaults, theft, property damage, data privacy and data security issues, fraudulent listings, and other incidents that are caused by other Hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Our third-party insurance, which may or may not be applicable to all claims, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. As we expand our offerings, or if the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

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

Growing focus on evolving environmental, social, and governance issues by shareholders, customers, regulators, politicians, employees, and other stakeholders may impose additional risks and costs on our business.

ESG matters have become an area of growing and evolving focus among our shareholders and other stakeholders, including among customers, employees, regulators, politicians, and the general public in the United States and abroad. In particular, companies, including Airbnb, face heightened expectations with respect to their practices, disclosures, and performance in relation to environmental sustainability, climate change, biodiversity, diversity, equity and inclusion, human rights, energy and water consumption, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics.

The current regulatory landscape regarding climate change and other ESG-related matters, both within the United States and in many other locations where we operate worldwide, is evolving at a pace, and is likely to continue to develop in ways, that require our business to adapt and require us to make certain disclosures regarding our operations and our commitments. Many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, including disclosure requirements relating thereto, and some U.S. states, for example, California, have also adopted various ESG-related efforts, initiatives and requirements. As a result, governments are, and may continue to, enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, including laws and regulations which are responsive to ESG trends or otherwise seek to reduce the carbon emissions relating to travel and set minimum energy efficiency requirements, which could materially adversely affect our business, results of operations, and financial condition. The legislative landscape continues to be in a state of constant change as well as legal challenge with respect to these laws and regulations, making it difficult to predict with certainty the ultimate impact they will have on our business in the aggregate. We incur significant expenses and commit significant resources so that our platform can comply with applicable laws and regulations; however, there is no assurance that we will be able to fully implement technical upgrades and other system implementations in a timely manner since implementations often involve building new infrastructure and tools, which contain the inherent risk of unplanned errors and defects, and in certain instances we may be unable to respond to legislation or regulation in a way that fully mitigates any negative impacts our business.

We are committed to maintaining strong relationships with all of our key stakeholders, including our Hosts, guests, the communities within which we operate in, employees, and shareholders and we have taken and continue to take steps to serve each of our stakeholder groups. We also endeavor to maintain productive relationships with regulators and other constituencies with whom we engage. Notwithstanding our commitments to stakeholders and intentions with respect to other constituencies, if we fail to meet rapidly evolving investor, regulator, and other stakeholder expectations on ESG matters, if we are perceived not to have responded appropriately or in a timely manner to ESG issues that are material, or perceived to be material, to our business (including failing to pursue or achieve our stated goals, targets and objectives within the timelines we announce, failing to satisfy reporting and disclosure expectations or requirements, or if there are real or perceived inaccuracies in the data and information we report or if we are exposed to greenwashing initiatives), if we fail to accurately report ESG-related data or fail to accurately report the challenges associated with our ESG initiatives or the degree to which we will or will not be able to meet our ESG-related commitments, or if we fail to fully understand, reflect, disclose, mitigate or manage risks associated with environmental or social matters, we may experience harm to our brand and reputation, adverse press coverage, a reduction in our attractiveness as an investment, greater regulatory scrutiny and potential legal claims, greater difficulties in attracting and retaining customers and talent, increased costs associated with our legal compliance, insurance, or access to capital, and as a consequence, our business, results of operations, financial condition, and/or stock price could be materially adversely affected. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG commitments and reporting obligations. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions, and unfavorable such scores could negatively impact us.

Some external parties oppose companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor.

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

Compliance with federal, state, and foreign laws relating to data privacy and data security involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

Data privacy and data security laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. We collect, store, handle, transmit, use, and otherwise process personal data, such as names, dates of birth, email addresses, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card or other financial information, from and about Hosts and guests, as well as our employees, job applicants, contractors and representatives of our third-party vendors, and other companies we do business with. We also depend on third-party vendors to operate our business, a number of which process data on our behalf. We and our vendors are subject to a variety of state, federal, and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that generally require that we implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used. These requirements, and their application, interpretation, and amendment are constantly evolving and developing.

For example, in the European Union and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”), respectively (the EU GDPR and UK GDPR together referred to as the “GDPR”), both of which have resulted, and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, processing, sharing, disclosure, and other use of data that can directly or indirectly identify a living individual (“personal data”), and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance.

Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of 20 million Euro or GBP 17.5 million, or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. Further, the UK framework may in the future start to diverge from the EU framework, and these changes may lead to additional costs and increase our overall risk exposure.

From time to time we receive correspondence from regulators including the Data Protection Commission, our lead EU data protection regulator, regarding our personal data processing activities. We have been and are currently subject to a small number of statutory inquiries in respect of data processing under the GDPR, although we do not consider this particularly unusual for a business of our size and the level of personal data processed. To date, we have not received any fines in respect of such inquiries and have in place an internal process to review and process such inquiries to ensure we respond appropriately and update our privacy compliance with any findings.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”) and the UK. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In October 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States under the standard contractual clauses, and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released in December 2022. The European Commission adopted its Adequacy Decision in relation to the DPF in July 2023 rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. In October 2023, the UK Extension to the DPF came into effect (as approved by the UK Government) as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

We currently rely on the EU standard contractual and the UK Addendum to the EU clauses standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third-party transfer. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, including updating agreements or implementing additional safeguards which could otherwise affect the manner in which we provide our services and our ability to provide our services; and could adversely affect our business, results of operations, and financial condition.

Many large geographies in which we operate, including Australia, Brazil, Canada, China, India, and South Korea, have passed or are in the process of passing comparable or other robust data privacy and security legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

Additionally, we note that as the use of AI continues to grow, data protection regulators may take an increased interest in how we process personal data of our users and/ or hosts. This may mean that regulators seek advance engagement with businesses like ours in respect of certain types of data processing. This may affect our use of AI and our ability to provide, improve or commercialize our services effectively and efficiently and result in increased costs.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, electronic communications laws, and marketing and consumer protection laws. For example, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as misrepresentations in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. Additionally, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and its implementing regulations, which restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020. The CCPA established a new privacy framework for covered businesses such as ours, and may continue to require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provided new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory damages and could lead to injunctive relief or agreed settlements providing for ongoing audit and reporting requirements, as well as a private right of action, for certain data breaches. This private right of action has increased the risks associated with data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA went into effect in January 2023. The CPRA modifies and expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. In addition, the enactment of the CCPA is prompting a wave of similar legislative developments in other states, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Utah, and Connecticut, and will be taking effect in other U.S. states in 2024 and beyond. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for advertising purposes or otherwise, and there remains increased interest at the federal level as well. Together, these laws will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs and cyber security, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for an online business such as ours, which collects personal information from Hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts new laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. As in many cases these laws are relatively new and the interpretation and application of these laws is uncertain there may be litigation, claims and enforcement relating to data privacy and the processing of personal data may involve new interpretations of privacy laws. For example, there has been a noticeable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of tracking technologies, such as cookies and pixels.

Any failure or perceived failure by us to comply with data privacy and data security laws, rules, or regulations could expose us to material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations, and financial condition.

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

Any failure or perceived failure by us to comply with consumer protection, data privacy or data security laws, rules, and regulations; policies; industry standards; or enforcement notices and/or assessment notices (for a compulsory audit) could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we or our third-party providers fail to protect Confidential Information and/or experience security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including cloud computing services. We and certain of our third-party providers collect, maintain and process data about Hosts, guests, employees and others, including personal data (such as email addresses, nationality, location information, Social Security numbers and other government identifiers, payment card information, and bank account information) as well as proprietary information belonging to our business such as trade secrets (collectively with personal data, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third-party providers’ IT Systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our Host or guest data or have access to our infrastructure. These cybersecurity risks are from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against, including AI. Further, there was a surge in widespread cyber-attacks during the COVID-19 pandemic, and geopolitical conflicts continue to increase and exacerbate our cybersecurity risks and potential for cybersecurity incidents. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to organized criminal enterprises or nation-state actors. The techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we cannot ensure that we will be able to anticipate, investigate, remediate, or recover from future attacks or incidents, or to avoid material impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work. Remote and hybrid working arrangements at our Company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We also have a distributed community support organization including third-party providers that have access to personal information and systems. We and other companies in our industry have dealt with incidents involving such insiders exfiltrating and stealing Confidential Information and illegally diverting funds. We and other companies in our industry have also dealt with third parties and insiders manipulating information (e.g., reviews). No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, bad actors have targeted and will continue to target our Hosts and guests directly with attempts to breach the security of their accounts or management systems, such as through social engineering or phishing attacks where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate communications from us or from our Hosts or guests, partners, or vendors. We have seen many instances of our Hosts and guests falling prey to such schemes, which result in their accounts being taken over by fraudsters intent on perpetrating fraud against them, other users, and our platform. Bad actors may also employ other schemes aimed at defrauding our Hosts or guests in ways that we may not anticipate or be able to adequately guard against. Even if phishing and spamming attacks and other fraud schemes are not carried out through our IT Systems, victims may nevertheless seek recovery from us. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, reliability, security, and availability of our offerings, services, and IT Systems to the satisfaction of our Hosts and guests may harm our reputation and our ability to retain existing Hosts and guests and attract new Hosts and guests. The ability of fraudsters to directly target our Hosts and guests with fraudulent communications, or cause an account takeover, exposes us to significant fraud risk, including costly litigation, which is difficult to fully mitigate.

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography and AI, or other developments may result in our failure or inability to adequately protect sensitive data.

Our IT Systems may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. We and certain of our third-party service providers have experienced cyberattacks and other security incidents in the past, and we expect such attacks and incidents to continue in varying degrees. Any cyberattack or security incident threatens the confidentiality, integrity, and availability of our IT Systems and Confidential Information and could result in the misappropriation of Confidential Information and could materially adversely affect our operations, financial condition, IT Systems or those of our Hosts and guests, or could otherwise cause damage to our reputation and business. Further, the ability to bypass our information security controls could degrade our trust and safety programs, which could expose individuals to a risk of physical harm or violence.

If there is a breach of our IT Systems and we know or suspect that certain Confidential Information has been exfiltrated, accessed, or used inappropriately, we may need to inform privacy regulators across the world, as well as our employees and the Hosts or guests whose data was stolen, accessed, or misused. This may subject us to significant regulatory fines and penalties. Further, under certain regulatory schemes, such as the CCPA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

We rely on third-party service providers, including financial institutions, to process some of our data and that of our Hosts and guests, including payment information, and successful security incidents that disrupt or result in unauthorized access to third-party IT Systems of data processed therein could have adverse consequences for us similar to an incident directly on our IT Systems, including financially and operationally. We have acquired and will continue to acquire companies whose IT Systems are vulnerable to security incidents and have vulnerabilities, and we may be responsible for any security incidents of these newly acquired companies. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies, including measures implemented to protect their IT Systems and Confidential Information, and cannot be certain there have not been security incidents prior to or vulnerabilities that still exist at the time of our acquisition, which exposes us to significant cybersecurity, operational and financial risk.

We expend, and expect to continue to expend, significant resources to protect our IT Systems and Confidential Information and remediate or recover from cyberattacks and security incidents. However, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security incidents cannot be fully mitigated. We have a heightened risk of cyberattacks and security incidents due to some of our operations being located in certain international jurisdictions. Any actual or alleged security breaches or alleged impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information or alleged violations of federal, state, or foreign laws or regulations relating to data privacy and data security could result in mandated user notifications, legal claims or proceedings (such as class actions), government investigations and enforcement actions, significant fines, and expenditures; divert management’s attention from operations; incur significant incident response, system restoration, or remediation and future compliance costs; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Therefore, the successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

Our IT Systems are highly complex, and any undetected errors could materially adversely affect our business, results of operations, and financial condition.

Our platform is a complex system composed of many interoperating components and software, including algorithms that incorporate machine learning and exhibit characteristics of AI. Our business is dependent upon our ability to prevent system interruption on our platform, to effectively implement updates to our systems and to appropriately monitor and maintain our systems. Our (or our suppliers’ or services providers’) IT Systems, including open source software that is incorporated into the code, may now or in the future contain a range of cybersecurity risks and threats, including bugs, vulnerabilities, or backdoors. Some errors, bugs, vulnerabilities, or backdoors in our IT Systems have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our IT Systems and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. For example, defects or errors have resulted in and could result in the delay in making payments to Hosts or overpaying or underpaying Hosts, which would impact our cash position and may cause Hosts to lose trust in our payment operations. Any errors, bugs, vulnerabilities, or backdoors discovered in our IT Systems released to production or found in third-party software, including open source software, that is incorporated into our code, any misconfigurations of our IT Systems, or any unintended interactions between IT Systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, incorrect calculations, search ranking problems, Host account takeovers, fraudulent listings, issues with chatbot behavior, inadvertent failure to effectively comply with legal, tax, or regulatory requirements, negative publicity, damage to our reputation, loss of existing and potential Hosts and guests, loss of revenue, liability for damages, a failure to comply with certain legal or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

IT System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings.

Our IT Systems and operations, including those provided by third-party service providers, are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. For example, we have significant operations in San Francisco, which is built on a high-risk liquefaction zone and is near major earthquake fault lines. In addition, Northern California has recently experienced, and may continue to experience power outages during the fire season and our headquarters does not have power generator backup to maintain full business continuity. A catastrophic event that results in the destruction or disruption of our headquarters, any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our IT Systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. We will not always be successful in preventing, detecting, investigating, and remediating attacks on our IT Systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced distributed denial-of-service type attacks on our IT Systems that have made portions of our platform slow or unavailable for periods of time. There are numerous other potential forms of attack, such as social engineering/phishing, account takeovers, malicious code injections, ransomware or other extortion-based attempts, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Reductions in the availability and response time of our online platform could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could adversely impact the availability, integrity or confidentiality of our IT Systems, result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative publicity and damage to our reputation, could prevent consumers from booking or visiting our platform during the attack, and/or could result in significant incident response, system restoration, or remediation and future compliance costs, any of which could materially adversely affect our business, results of operations, and financial condition.

In the event of certain IT System failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced IT System failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our community support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in community support costs, harm to our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. While we have taken and continue to take steps to increase the reliability and redundancy of our IT Systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed IT Systems and third-party IT Systems to operate our platform, including transaction and payment processing, and financial and accounting systems. If the number of consumers using our platform increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our IT Systems and infrastructure to accommodate such conditions in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

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

Host Liability Insurance and Experiences Liability Insurance

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term and long-term rental regulatory requirements, we have procured Host Liability and Experiences Liability general liability insurance from third parties, which are subject to certain terms, conditions, and exclusions, for claims from guests and third parties for bodily injury or property damage arising from bookings of stays and experiences through our platform. We and our Hosts are insured parties, and landlords, homeowners, or condo-owners associations, and any other similar entities, are additional insured parties. However, these insurance programs may not provide coverage for certain types of claims, including those relating to contagious diseases such as COVID-19, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements.

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

Since June 2022, guests in certain jurisdictions have had the opportunity to purchase travel insurance when they make a booking. Over time, we expect to make travel insurance available to guests in additional countries. In the United States, travel insurance products are subject to extensive regulation in the states in which we transact business by state insurance departments. This regulation is generally designed to protect the interests of consumers. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance that may apply to insurance agencies. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. In addition, we cannot predict the impact that any new laws, rules or regulations, or unfavorable changes in or interpretations of existing laws, rules or regulations, may have on our business and financial results. States also regulate various aspects of the contractual relationships between insurers and independent agents. State insurance regulators may also conduct periodic examinations, the results of which could give rise to regulatory orders requiring remedial, injunctive, or other corrective action. Similarly, travel insurance products are subject to extensive regulation and supervision by the applicable regulators in the United Kingdom and the European Union. The failure to comply with applicable state and foreign laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, results of operations, and financial condition.

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

Generally speaking, the strength of the U.S. dollar adversely impacts the portion of our revenue that is generated in foreign currencies when converted into the U.S. dollar. For the year ended December 31, 2023, approximately 52% of our revenue was denominated in currencies other than U.S. dollars. We also have foreign exchange risk with respect to certain of our assets, principally cash balances held on behalf of Hosts and guests, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the remeasurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the Host elects to get paid. In those cases, we bear the currency risk of both the guest payment as well as the Host payment due to timing differences in such payments. We may also risk currency rate and logic confusion by Hosts or guests if they do not understand the currency shown.

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

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a Host or guest’s web browser or device — and related and similar technologies to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. For example, we are subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. In the European Union and United Kingdom under national laws derived from the ePrivacy Directive, informed consent is often required for the placement of a cookie or similar technology on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The GDPR and similar laws also strictly regulate our use of personal data for marketing purposes. Recent European court and regulatory decisions as well as guidance have driven increased attention to cookies and tracking technologies, in particular in the online behavioral advertising ecosystem. We are seeing increased proactive enforcement activity in this area by European data regulators coupled with investigations flowing from complaints made by privacy activist groups. In the United States, several states have enacted laws that regulate the use of consumers’ personal information for marketing purposes. In California, the CCPA gives consumers the right to opt out of the “sale” or “sharing” or their personal information, where sharing is specifically tied to sharing of personal information for cross-context behavioral advertising. Similarly, other U.S. states including Virginia, Colorado, Connecticut, and Utah have enacted (or are proposing) similar privacy laws that give consumers the right to opt out of “targeted advertising,” with many of these laws also imposing additional requirements for companies who offer opt-outs, including recognizing and honoring opt-out signals.

If the trend continues of increasing regulation and enforcement by regulators of the technology we use for marketing, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. We could also face negative publicity or reputation damage as a result of regulatory action or from being named in complaints or enforcement actions about our practices. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective Hosts and guests, and thus materially adversely affect our business, results of operations, and financial condition. Additionally, some providers of consumer devices and web browsers have implemented means to make it easier for consumers to prevent the placement of cookies, to block other tracking technologies or to require new permissions from consumers for certain activities, which could, if widely adopted, significantly reduce the effectiveness of our marketing efforts. In light of the complex and evolving nature of laws on cookies and tracking technologies, including in the EU, EU Member State, UK and U.S., there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.

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

We are subject to anti-corruption laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws in the United States and elsewhere (including the UK Bribery Act 2010) that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-corruption and anti-bribery laws in these countries. We have implemented policies, procedures, systems, and controls designed to ensure compliance with applicable laws and to discourage corrupt practices by our employees, consultants, and agents, and to identify and address potentially impermissible transactions under such laws and regulations; however, our existing and future safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and we cannot ensure that all such parties, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Additional compliance requirements may require us to revise or expand our compliance programs, including the procedures we use to monitor international and domestic transactions. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. When Hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent bookings on our platform, or there are Host account takeovers, we have incurred and will continue to incur losses from claims by Hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2023, total chargeback expense was $130 million. The capabilities of criminal fraudsters, combined with individuals’ susceptibility to fraud may cause our Hosts and guests to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and they require continuous improvement and optimization of continually evolving forms of fraud to be effective. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems including through account takeovers and cybersecurity breaches. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings on our platform, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

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

We issue gift cards in the United States and in certain other geographies for use on our platform and are subject to consumer protection and disclosure regulations relating to those services. If we seek to expand our gift cards or other stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations, which we may not be able to obtain, or regulatory limits may be placed on our gift card program.

We principally provide our payment services to Hosts and guests in the EEA through Airbnb Payments Luxembourg SA (“APLux”), our wholly-owned subsidiary that is licensed and subject to regulation as a payments institution in Luxembourg. EEA laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EEA, which can make compliance more costly and operationally difficult to manage. For example, countries that are EEA members may each have different and potentially inconsistent domestic regulations implementing European Directives, including PSD2, the E-Money Directive, and the Fourth and Fifth Anti-Money Laundering Directives. Further, we provide our payments services to Hosts and guests in the United Kingdom and other geographies outside the United States and the EEA through Airbnb Payments UK Limited (“APUK”), our wholly-owned subsidiary that is licensed and subject to regulation as an electronic money institution (“EMI”) in the United Kingdom (which includes requirements under the UK Electronic Money Regulations 2011 and the UK PSR), as well as through our other wholly-owned payments entities.

PSD2 and the UK PSR impose new standards for payment security and strong customer authentication (aimed at fraud reduction) that may make it more difficult and time consuming to carry out a payment transaction. The United Kingdom began enforcing requirements with respect to online card payments in 2022, while countries in the EEA began enforcing these requirements in 2021. In many cases, strong customer authentication requires our UK and EEA guests to engage in additional steps to authenticate payment transactions and EEA Hosts to perform authentication upon access to their Airbnb payout account or modification of their payout account information. These additional authentication requirements may make our platform experience for Hosts and guests in the United Kingdom and EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which our customers use our platform or could cause some Hosts and guests to stop using our platform entirely, which could materially adversely affect our business, results of operations, and financial condition.

They have been proposals to overhaul PSD2 in the EEA and to reform the UK PSR in the UK. For more information on this, see sub-heading “Regulatory Developments” under our risk factor titled "We are subject to a wide variety of laws, regulations and rules applicable to short-term rental and home sharing businesses, or that govern our business practices, including among others, e-commerce, data privacy, advertising, consumer protection, employment law, and commercial practices. Such laws and regulations are complex, evolving, and sometimes inconsistent and have limited and may continue to limit the ability or willingness of Hosts to share their spaces through our platform and expose our users or us to regulatory inquiries, litigation or other disputes and to significant liabilities, including taxes, compliance costs, fines, and criminal or other penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.”

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

There are substantial costs and potential changes to our offerings involved in obtaining, maintaining, and renewing licenses, certifications, and approvals globally. Our payments entities are subject to inspections, examinations, supervision, and regulation by each relevant regulating authority, including, within the United States, by each state in which Airbnb Payments is licensed. We could be subject to significant fines or other enforcement actions if we are found to violate disclosure, reporting, anti-money laundering, counter-terrorist financing economic and trade sanctions, capitalization, fund management, corporate governance and internal controls, risk management, data privacy, data security and data localization, information security, banking secrecy, taxation, sanctions, or other laws and requirements, including those imposed on UK EMIs and Luxembourg payments institutions. These factors could involve considerable delay to the development or provision of our offerings or services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing our offerings or services in a given geography.

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

We provide payment services that may be subject to various U.S. state and federal data privacy and data security laws and regulations. Relevant federal privacy and security laws include the GLBA, which (along with its implementing regulations) restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices, and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Any failure to comply with the GLBA and implementing regulations could result in substantial financial penalties. See our risk factor titled “If we fail to comply with federal, state, and foreign laws relating to data privacy and data security, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.”

In addition to UK and Luxembourg payments-related consumer protection laws that are applicable to our business, regulators in EU member states could notify APUK and APLux of local consumer protection laws that apply to our businesses, and could also seek to persuade the UK and Luxembourg regulators to order APUK or APLux to conduct their activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world, including the BSA and the UK Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended) (the “MLRs”). Among other things, the BSA and MLRs require money services businesses (including money transmitters such as Airbnb Payments) to develop and implement risk-based anti-money laundering and counter-terrorist financing programs, report large cash transactions and suspicious activity, and maintain transaction records. The BSA and UK Proceeds of Crime Act 2022 and Terrorism Act 2000 prohibit, among other things, our involvement in handling or transferring the proceeds of criminal activities. In connection with and when required by regulatory requirements, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies to assist in the prevention of money laundering, terrorist financing, and other illegal activities and pursuant to legal obligations and authorizations. In certain circumstances, we may be required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing, or other illegal activities, and it is possible that we may inadvertently deny transactions from customers who are making legal money transfers. Regulators in the United States and globally may require us to further revise or expand our compliance programs, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. In the United Kingdom and European Union, the implementation of further anti-money laundering requirements and regulations may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the European Union’s Anti-Money Laundering Directives could include fines of up to 10% of APLux’s total annual turnover (revenue). The European Union is currently working on proposals for a new package of pan-EU anti-money laundering and counter-terrorist financing regulations (“MLD6”) which may impose yet stricter compliance standards requiring APLux to enhance its anti-money laundering and counter-terrorist financing policies, procedures, systems, and controls, although the final measures and implementation date of MLD6 are not yet confirmed. Similar penalties are available to the UK Financial Conduct Authority in relation to APUK pursuant to the MLRs.

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

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationships with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that may cause loss of critical data and interruptions or delays in our operations and we or our payment processors might find these changes difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to make their payments or the choice of currency in which they would like their payment card to be charged. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House (“ACH”) Network. Similar to the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems.

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

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to Hosts on our platform, or impact our ability to provide regulated payment services. This could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain Hosts and guests, and result in reputational harm or risk of regulatory investigation or enforcement action.

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

If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand our payments activities into additional countries is dependent upon providers we use to support these activities. As we expand the availability of our payments activities to additional geographies or offer new payment methods to our Hosts and guests in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

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

We offer integrated payments in over 40 currencies to allow access to guest demand from more than 220 countries and regions and the ability for many Hosts to be paid in their local currency or payment method of choice. When a guest books and pays for a stay or experience on our platform, we hold the total amount the guest has paid until check-in, at which time we recognize our service fee as revenue and initiate the process to remit the payment to the Host, which generally occurs 24 hours after the scheduled check-in, barring any alterations or cancellations, which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our Hosts and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. treasury bills and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

Our indebtedness could materially adversely affect our financial condition. Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, results of operations, and financial condition, and impair our ability to satisfy our obligations under our indebtedness.

In March 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). In addition, on October 31, 2022, we entered into a five-year unsecured revolving credit facility with $1.0 billion of initial commitments from a group of lenders (“2022 Credit Facility”). As of December 31, 2023, there were no borrowings outstanding under the 2022 Credit Facility, and we had total outstanding letters of credit of $29 million under the 2022 Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may not have the liquidity necessary to repurchase the 2026 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2026 Notes or pay cash upon their conversion.

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

In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions with certain option counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our Class A common stock upon conversion of the 2026 Notes, or at our election (subject to certain conditions), offset any cash payments we are required to make in excess of the aggregate principal amount of converted 2026 Notes, as the case may be, with such reduction or offset subject to a cap.

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

Certain provisions in the 2026 Notes and the indenture governing the 2026 Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the 2026 Notes), then noteholders will have the right to require us to repurchase their 2026 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2026 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2026 Notes and the indenture governing the 2026 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. We have invested heavily in our technology in recent years. Our future success will depend on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of Hosts and guests. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, AI, virtual and augmented reality, and cloud technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We rely primarily on Amazon Web Services in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, messaging, data storage and processing, trust and safety, security infrastructure, source code management, and testing and deployment. In addition, we rely on third parties for many aspects of our payments platform, and a significant portion of our community support operations are conducted by third parties at their facilities. We also rely on Google Maps and other third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Some of our third-party providers, including our cloud computing providers and our payment processing partners have been and may be subject to further intrusions, computer viruses, malicious software (such as ransomware), denial-of-service attacks, phishing attacks, sabotage, acts of vandalism, terrorism, or other misconduct, and incidents due to inadvertent error or malfeasance by employees, contractors or other parties. There can be no assurance that our service providers will anticipate or prevent all types of attacks or that any security measures will be effective against all types of cybersecurity threats and risks. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, the global shift to remote working has increased cybersecurity risks and opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. Our service providers are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing or payment processing, and business continuity and disaster recovery plans may not be effective. The occurrence of any of the above events could result in Hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

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

We have acquired multiple businesses and we regularly evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

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

We hold a broad collection of intellectual property rights, including those related to our brand; certain content and design elements on our platform; our code and our data; inventions and processes related to our platform, services, and research and development efforts; an extensive repository of wholly-owned audio and visual assets; marketing and promotional concepts and materials; a collection of editorial content; and certain entertainment-related assets. This includes registered domain names, registered and unregistered trademarks, service marks, and copyrights, patents, and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. In addition, to further protect our proprietary rights, from time to time we have acquired or licensed patents, trademarks, domain name registrations, and copyrights from third parties. In the future we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights from third parties, which could require significant cash expenditures.

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

Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our technologies, offerings, or features or methods of operations more effectively. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our Hosts, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

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

As we introduce new offerings or changes to existing offerings or make other business changes, which may include areas where we currently do not compete, we could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Similarly, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to the acquisition.

Our use of third-party open source software and our open source contributions could adversely affect our ability to offer or protect our platform and services and subject us to costly litigation and other disputes.

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

Our equity investments in private companies where we do not have the ability to exercise significant influence are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes, with such changes in value recognized in other income (expense), net in our consolidated statements of operations. Additionally, for our equity investments in private companies where we have the ability to exercise significant influence, but not control, we record our proportionate share of net income or loss in other income (expense), net in our consolidated statements of operations. The financial statements provided by these companies are often unaudited. Our investments in private companies are inherently risky and can include investments in early-stage companies with limited cash to support their operations and companies whose results are negatively impacted by downturns in the travel industry. The companies in which we invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products. Further, our ability to liquidate such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

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
•the impact of pandemics, epidemics, or other health emergencies on the travel and accommodations industries;
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

The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders, and their respective affiliates. This ownership will limit or preclude other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, our Class C common stock has no votes per share, and our Class H common stock has no votes per share. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until all such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, our founders, who collectively hold a majority of the voting power of our outstanding capital stock, are party to a Voting Agreement under which each founder and his affiliates and certain other entities agree to vote their shares for the election of each individual founder to our board of directors. We and each of our founders are party to a Nominating Agreement under which we and the founders are required to take certain actions to include the founders in the slate of nominees nominated by our board of directors for the applicable class of directors, include them in our proxy statement, and solicit proxies or consents in favor of electing each founder to our board of directors. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.

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

Our multi-series structure may result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. For example, S&P Dow Jones had previously restricted the inclusion of companies with multiple-class share structures in certain of their indices, including the S&P 500, although the S&P Dow Jones has revised this position and now includes companies with multiple-class share structures in their indices. Nonetheless, the multi-series structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. It is unclear what effect, if any, such policies and restrictions could have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the multi-class structure of our common stock, we may be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.

Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could materially dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2023, we had 437.8 million shares of Class A common stock issued and outstanding, 199.8 million shares of Class B common stock Issued and outstanding, no shares of Class C common stock issued or outstanding, and 9.2 million shares of Class H common stock issued and none outstanding.

Certain holders of shares of our common stock, options to purchase shares of our common stock, and warrants to purchase shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile. Moreover, new investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. Stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards will continue to be a significant expense in future periods. In addition, in the first quarter of 2022, we began using corporate cash to make required tax withholding payments associated with the vesting of employee RSUs and withhold a corresponding number of shares from employees. We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when employee RSUs vest and settle.

Further, as of December 31, 2023, we had 7.2 million options outstanding and 30.3 million shares of Class A common stock issuable upon vesting of outstanding RSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.

Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.

In November 2020, we issued 9.2 million shares of our Class H common stock to our Host Endowment Fund and we have announced our intention to donate 400,000 shares of our Class A common stock to a charitable foundation, each of which has resulted or will result in substantial dilution to our existing stockholders. We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance and any issuance of Class A common stock upon the conversion of Class B or Class H common stock could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

Our board of directors has authorized management to repurchase shares of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, and inflation, global conflicts, and public health crises. Our share repurchase program authorizations do not have an expiration date nor do they obligate us to acquire any specific number or dollar value of shares. Our share repurchase programs may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which would increase the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

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

The trading market for our Class A common stock is influenced by research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our Company may change their recommendations regarding our Company, and our stock price could decline.

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

Our restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:

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

Our restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers who are, or are threatened to be, made a party to or otherwise involved in an action, suit or proceeding by reason of the fact of their service to the Company, in each case to the fullest extent permitted by Delaware law.

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

Our restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

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

Our marketable securities portfolio includes various holdings, types, and maturities. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our consolidated balance sheets at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and other than-temporary impairments are reported within other income (expense), net on the consolidated statements of operations. Our marketable equity securities with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other income (expense), net on the consolidated statements of operations.

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

As a public reporting company, we are subject to the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. In support of such certifications, we were required to document and make significant changes and enhancements, including hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm provided an attestation report on the effectiveness of our internal control over financial reporting. We anticipate that we will continue investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.

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

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, extreme weather events, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires (although it is currently impossible to accurately predict the impact of climate change on the frequency or severity of these events), any of which could have a material adverse effect on our business, results of operations, and financial condition. We, including through our Hosts, operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, our Hosts’ property or the surrounding area. For example, to the extent climate change causes changes in weather patterns or an increase in extreme weather events, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our Hosts’ properties and result in a reduced number of listings in these areas. Other destinations could experience extreme temperatures and ambient temperature increases, shortages of water, droughts, wildfires, and other extreme weather events that make those destinations less desirable or otherwise reduce the desirability of travel. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our Hosts find acceptable in areas most vulnerable to such events, increasing operating costs for our Hosts, including the availability and cost of water or energy, and requiring our Hosts to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our Hosts may decide to remove their listings from our platform. If we are unable to provide listings in certain areas due to climate change, we may lose both Hosts and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

The failure to successfully implement and maintain accounting systems could materially adversely impact our business, results of operations, and financial condition.

We occasionally implement, modify, retire and change our accounting systems. For example, we implemented a new cloud-based enterprise resource planning system in 2023. Such transformations involve risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially. Additionally, if our revenue and other accounting or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal control over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. In addition, if we experience interruptions in service or operational difficulties with our revenue and other accounting or tax systems, our business, results of operations, and financial condition could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including information pertaining to Hosts, guests, employees, and other users. Our cybersecurity risk management program includes a cybersecurity incident response plan (“Incident Response Plan”).

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and, while distinct in certain aspects described below, the program shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•an information security team who, in collaboration with the broader technology organization, manages and maintains our (1) cybersecurity risk assessment processes including our Incident Response Plan, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•an Incident Response Plan that includes procedures for recognizing and responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Risk and Compliance Committee (the “Audit Committee”) oversight of cybersecurity, privacy and other information technology risks. The Audit Committee has responsibility for oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports and briefings from management on our cybersecurity risks and cybersecurity risk management program updates. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Legal Officer, our Chief Security Officer and our Chief Technology Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information security team and our retained external cybersecurity consultants. Our management team has over 20 years of cybersecurity technology leadership experience.

Our management team supervises our information security team’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, or external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties

We are headquartered in San Francisco, California, where we have lease commitments for approximately 828,000 square feet, including approximately 533,000 square feet offered for sublease, across multiple buildings.

As of December 31, 2023, we leased office facilities totaling approximately 1.4 million square feet in multiple locations in the United States and internationally. In 2022, as a result of the COVID-19 pandemic’s impact on the working environment, we announced our Live and Work Anywhere policy. This policy allows for the vast majority of our employees to work remotely on a permanent basis. Where we ceased using office space, we have either terminated, subleased, or offered for sublease. See Note 18, Restructuring, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs.
Item 3. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 13, Commitments and Contingencies – Legal and Regulatory Matters, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Holders of our Common Stock

Holders of our common stock as of February 2, 2024, were as follows:
•Class A common stock: 998 stockholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
•Class B common stock: 82 stockholders of record.
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

Unregistered Sales of Equity Securities

On November 14, 2023, we completed our acquisition of a company pursuant to which we issued an aggregate of 877,062 shares of our Class A common stock as part of the consideration for the acquisition. The issuance of the shares in connection with the acquisition was exempt from registration under the Securities Act by reason of Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2023 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31	—	$—	—	$1,500
November 1 - 30	3.3	$124.57	3.3	$1,091
December 1 - 31	2.5	$137.05	2.5	$750
Total	5.8	$129.94	5.8

(1)Includes broker commissions.
(2)On May 9, 2023, we announced that our board of directors approved a share repurchase program (the “2023 Share Repurchase Program”) with authorization to purchase up to $2.5 billion of our Class A common stock at management’s discretion. The 2023 Share Repurchase Program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Airbnb, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”), the S&P 500 Information Technology Index (“S&P 500 IT”), and the Nasdaq Composite Index (“NASDAQ”). The graph assumes $100 was invested at the market close on December 10, 2020, which was the first day our Class A common stock began trading. Data for the S&P 500, S&P 500 IT, and NASDAQ assume reinvestment of dividends. The graph uses the closing market price on

December 10, 2020 of $144.71 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023, references to 2022 refer to the year ended December 31, 2022, and references to 2021 refer to the year ended December 31, 2021.

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 17, 2023.

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two Hosts welcomed three guests to their San Francisco home, and has since grown to over 5 million Hosts who have welcomed over 1.5 billion guest arrivals in almost every country and region across the globe. Every day, Hosts offer unique stays and experiences that make it possible for guests to connect with communities in a more authentic way.

We have five stakeholders and we have designed our Company with all of them in mind. Along with employees and shareholders, we serve Hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.
2023 Financial Highlights

In 2023, revenue increased by 18% to $9.9 billion compared to 2022, primarily due to a 14% increase in Nights and Experiences Booked of 54.5 million combined with higher average daily rates driving a 16% increase in Gross Booking Value of $10.0 billion. The growth in revenue demonstrated continued strong travel demand. On a constant-currency basis, revenue increased 17% in 2023 compared to 2022.

Net income in 2023 increased by 153% to $4.8 billion, compared to the prior year, driven by our revenue growth, increased interest income, discipline in managing our cost structure, and the release of a portion of our valuation allowance on deferred tax assets of $2.9 billion (see Note 14, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details). The increase in net income was partially offset by an increase in business and operational taxes of $991 million, the majority of which was non-recurring.

Adjusted EBITDA1 increased 26% to $3.7 billion in 2023 demonstrating the continued strength of our business, a modest increase in ADR, and discipline in managing our cost structure.

Our net cash provided by operating activities was $3.9 billion in 2023, compared to $3.4 billion, in the prior year. We generated Free Cash Flow1 of $3.8 billion for the year ended December 31, 2023, compared to $3.4 billion, in the prior year. The increase was primarily driven by growth in revenue, unearned fees and net income.

During 2023, we repurchased an aggregate of 17.9 million shares of Class A common stock for $2.3 billion, through two share repurchase programs. As of December 31, 2023, we had $750 million available to repurchase shares of Class A common stock under our share repurchase program.

Trends

The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and adversely affected our business, results of operations, and financial condition. In May 2023, the World Health Organization formally declared an end to the COVID-19 global health emergency. While countries around the world are generally open for international travel, it remains difficult to predict with any certainty the impact any future new strains or variants of the virus may have on the travel industry and, in particular, our business.

More recently, inflation and other macroeconomic pressures in the United States and the global economy, such as rising interest rates, and foreign currency fluctuations, as well as evolving geopolitical conflicts, have contributed to an increasingly complex business environment. As a result, our future operational results may be subject to volatility. Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.

Despite these factors, we have witnessed a healthy recovery of travel demand, following the COVID-19 pandemic.

Key Business Metrics and Non-GAAP Financial Measures

We track the following key business metrics and financial measures to evaluate our operating performance, identify trends, formulate financial projections, and make strategic decisions. The financial measures are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (“non-GAAP financial measures”). We believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.

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

The following table summarizes our key business metrics, for each period presented below (in millions):

	2022	2023	% Change
Nights and Experiences Booked	394	448	14%
Gross Booking Value	$63,212	$73,252	16%

Nights and Experiences Booked

Nights and Experiences Booked is a key measure of the scale of our platform, which in turn drives our financial performance. Nights and Experiences Booked on our platform in a period represents the sum of the total number of nights booked for stays and the total number of seats booked for experiences, net of cancellations and alterations that occurred in that period. For example, a booking made on February 15 would be reflected in Nights and Experiences Booked for our quarter ended March 31. If, in the example, the booking was canceled on May 15, Nights and Experiences Booked would be reduced by the cancellation for our quarter ended June 30. A night can include one or more guests and can be for a listing with one or more bedrooms. Nights and Experiences Booked grows as we attract new customers to our
1 A reconciliation of non-GAAP financial information to the most comparable U.S. GAAP financial measures is provided under the subsection titled “Key Business Metrics and Non-GAAP Financial Measures— Adjusted EBITDA” and “— Free Cash Flow” below.

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

In 2023, we had 448.2 million Nights and Experiences Booked, a 14% increase from 393.7 million in 2022. The increase in our Nights and Experiences Booked was driven by strong growth across all regions.

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

In 2023, our GBV was $73.3 billion, a 16% increase from $63.2 billion in 2022. The increase in our GBV was primarily due to an increase in Nights and Experiences Booked, combined with a modest increase in ADR. Similar to Nights and Experiences Booked, our GBV improvement was driven by growth in bookings in all regions.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions):

	2022	2023
Net income	$1,893	$4,792
Adjusted EBITDA	$2,903	$3,653

Net cash provided by operating activities	$3,430	$3,884
Free Cash Flow	$3,405	$3,837

Adjusted EBITDA

We define Adjusted EBITDA as net income or loss adjusted for (i) provision for (benefit from) income taxes; (ii) other income (expense), net, interest expense, and interest income; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements; (vi) net changes to the reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with Hosts for collecting and remitting such taxes, and the applicability of withholding taxes on payments made to such Hosts; and (vii) restructuring charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of payments of these items is unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. These limitations include the following:

•Adjusted EBITDA does not reflect interest income, interest expense, and other income (expense), net, which include unrealized and realized gains and losses on foreign currency exchange, investments, and financial instruments;

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

•Adjusted EBITDA does not reflect net changes to reserves for lodging taxes for which management believes it is probable that we may be held jointly liable with Hosts for collecting and remitting such taxes and reserves, and the applicability of withholding taxes on payments made to such Hosts; and

•Adjusted EBITDA does not reflect restructuring charges, which include impairment of operating lease right-of-use assets and leasehold improvements.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results.

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	2022	2023
Revenue	$8,399	$9,917

Net income	$1,893	$4,792
Adjusted to exclude the following:
Provision for (benefit from) income taxes	96	(2,690)
Other (income) expense, net	(25)	54
Interest expense	24	83
Interest income	(186)	(721)
Depreciation and amortization	81	44
Stock-based compensation expense	930	1,120
Acquisition-related impacts	(12)	(3)
Lodging tax reserves and reserves for Host withholding taxes	13	974
Restructuring charges	89	—
Adjusted EBITDA	$2,903	$3,653
Adjusted EBITDA Margin	35%	37%
The increases in Adjusted EBITDA and Adjusted EBITDA Margin for the year ended December 31, 2023, compared to the prior year, were primarily driven by the continued strength of our business, a modest increase in ADR, and discipline in managing our cost structure.

During 2023, we released $2.9 billion of our valuation allowance related to our U.S. deferred tax assets and is included in provision for (benefit from) income taxes (see Note 14, Income Taxes, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details).

 Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives, including continuous investment in our business, growth through acquisitions, and strengthening our balance sheet. Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our other U.S. GAAP financial measures, such as net cash provided by operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Free Cash Flow Margin is defined as Free Cash Flow divided by revenue.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	2022	2023
Revenue	$8,399	$9,917

Net cash provided by operating activities	$3,430	$3,884
Purchases of property and equipment	(25)	(47)
Free Cash Flow	$3,405	$3,837
Free Cash Flow Margin	41%	39%
Other cash flow components:
Net cash used in investing activities	$(28)	$(1,042)
Net cash used in financing activities	$(689)	$(2,430)

The increase in Free Cash Flow for the year ended December 31, 2023, compared to the prior year, was primarily driven by increased income from operations and interest income driven by increased interest rates on higher cash balances.

Constant Currency

In addition to revenue growth rates derived from revenue presented in accordance with U.S. GAAP, we disclose below the percentage change in our current period revenue from the corresponding prior period by comparing the change in revenue using constant currencies. We present constant currency revenue growth rate information to provide a framework for assessing how our underlying revenue performed excluding the effect of changes in exchange rates. We use the percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of revenue on a constant currency basis in addition to the U.S. GAAP presentation helps improve the ability to understand our performance because it excludes the effects of foreign currency volatility that are not indicative of our core operating results. We calculate the percentage change in constant currency by determining the change in the current period revenue over the prior comparable period where current period foreign currency revenue is translated using the exchange rates of the comparative period.

Geographic Mix

Our operations are global, and certain trends in our business, such as Nights and Experiences Booked, GBV, revenue, GBV per Night and Experience Booked, and Nights per Booking vary by geography. We measure Nights and Experiences Booked by region based on the location of the listing.

	2022	% of Total	2023	% of Total
	(in millions, except percentages)
Nights and Experiences Booked
North America	133	34%	146	33%
EMEA	168	43	187	42
Latin America	53	13	64	14
Asia Pacific	40	10	51	11
Total	394	100%	448	100%

Gross Booking Value
North America	$32,246	51%	$34,941	48%
EMEA	21,486	34	26,241	36
Latin America	4,838	8	6,054	8
Asia Pacific	4,642	7	6,016	8
Total	$63,212	100%	$73,252	100%

Revenue
North America	$4,210	50%	$4,638	47%
EMEA	2,924	35	3,615	36
Latin America	643	8	824	8
Asia Pacific	622	7	840	9
Total	$8,399	100%	$9,917	100%

We saw a 2% increase in GBV per Night and Experience Booked in 2023 compared to the prior year, primarily due to higher GBV per Night and Experience Booked in EMEA, which increased from $127.99 to $140.40.

Our total Company average nights per booking, excluding experiences, decreased 4% in 2023 compared to the prior year, primarily due to our geographic mix and changes in traveler behaviors. Specifically, average nights per booking in 2023 was 4.1 for North America, 3.9 for EMEA, 3.9 for Latin America, and 3.3 for Asia Pacific, with a total average of 3.9 nights. We expect that our blended global average nights per booking will continue to fluctuate based on our geographic mix and changes in traveler behaviors.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions, except percentages):

	2022		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$8,399	100%	$9,917	100%
Costs and expenses:
Cost of revenue	1,499	18	1,703	17
Operations and support(1)	1,041	12	1,186	12
Product development(1)	1,502	18	1,722	17
Sales and marketing(1)	1,516	18	1,763	18
General and administrative(1)	950	11	2,025	20
Restructuring charges	89	1	—	—
Total costs and expenses	6,597	78	8,399	84
Income from operations	1,802	22	1,518	16
Interest income	186	2	721	7
Interest expense	(24)	—	(83)	(1)
Other income (expense), net	25	—	(54)	(1)
Income before income taxes	1,989	24	2,102	21
Provision for (benefit from) income taxes	96	1	(2,690)	(27)
Net income	$1,893	23%	$4,792	48%
(1)Includes stock-based compensation expense as follows (in millions):

	2022	2023
Operations and support	$63	$68
Product development	548	694
Sales and marketing	114	130
General and administrative	205	228
Stock-based compensation expense	$930	$1,120

Comparison of the Years Ended December 31, 2022 and 2023

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

(in millions, except percentages)	2022	2023	% Change
Revenue	$8,399	$9,917	18%

Revenue increased $1.5 billion, or 18%, in 2023 compared to 2022, primarily due to a 14% increase in Nights and Experiences Booked combined with higher ADRs. On a constant-currency basis, revenue increased 17% compared to 2022, due to a weakened U.S. dollar against the Euro and British Pound.

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

(in millions, except percentages)	2022	2023	% Change
Cost of revenue	$1,499	$1,703	14%
Percentage of revenue	18%	17%

Cost of revenue increased $204 million, or 14%, in 2023 compared to 2022, primarily due to an increase in merchant fees and chargebacks of $163 million and $10 million, respectively, due to an increase in pay-in volumes, and an increase in cloud computing costs of $31 million due to increased server and data storage usage.

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

(in millions, except percentages)	2022	2023	% Change
Operations and support	$1,041	$1,186	14%
Percentage of revenue	12%	12%

Operations and support expense increased $145 million, or 14%, in 2023 compared to 2022, primarily due to a $105 million increase in third-party community support personnel and customer relations costs, a $25 million increase in payroll-related expenses primarily due to growth in headcount and increased compensation costs, and a $16 million increase in insurance costs due to higher Host Liability Insurance premiums resulting from higher overall nights.

Product Development

Product development expense primarily consists of personnel-related expenses and third-party service provider fees incurred in connection with the development of our platform, and allocated costs for facilities and information technology.

(in millions, except percentages)	2022	2023	% Change
Product development	$1,502	$1,722	15%
Percentage of revenue	18%	17%

Product development expense increased $220 million, or 15%, in 2023, compared to 2022, primarily due to a $217 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Sales and Marketing

Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology.

(in millions, except percentages)	2022	2023	% Change
Brand and performance marketing	$1,030	$1,208	17%
Field operations and policy	486	555	14%
Total sales and marketing	$1,516	$1,763	16%
Percentage of revenue	18%	18%

Sales and marketing expense increased $247 million, or 16%, in 2023, compared to 2022, primarily due to a $177 million increase in marketing activities associated with our marketing campaigns and launches and our search engine marketing and advertising spend, and a $54 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

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

(in millions, except percentages)	2022	2023	% Change
General and administrative	$950	$2,025	113%
Percentage of revenue	11%	20%

General and administrative expense increased $1.1 billion, or 113%, in 2023, compared to 2022, primarily due to an increase of $991 million related to business and operational taxes, the majority of which is non-recurring, and a $93 million increase in payroll related expenses partially offset by a reduction in insurance expense of $18 million driven by reduced directors and officers insurance premiums.

Restructuring Charges

(in millions, except percentages)	2022	2023	% Change
Restructuring charges	$89	$—	(100)%

In the second quarter of 2022, we shifted to a remote work model, allowing our employees to work from anywhere in the country. The shift to a remote work model was in direct response to the change in how employees work due to the impact of COVID-19. As a result, we recorded restructuring charges of $89 million during 2022, which included $81 million relating to an impairment of both domestic and international operating lease right-of-use assets, and $8 million of related leasehold improvements. There were no restructuring charges in 2023.

Interest Income and Expense

Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities, and amounts held on behalf of customers. Interest expense consists primarily of interest associated with various indirect tax reserves, amortization of debt issuance and debt discount costs.

(in millions, except percentages)	2022	2023	% Change
Interest income	$186	$721	288%
Interest expense	$(24)	$(83)	246%

Interest income increased $535 million, or 288%, in 2023 compared to 2022, primarily due to higher cash and investment balances and higher interest rates. Our investment portfolio was largely invested in money market funds and short-term, high-quality bonds.

Interest expense increased $59 million or 246%, in 2023 compared to 2022, primarily due to non-recurring interest paid relating to withholding tax payments on behalf of Hosts.
Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, unrealized gains and losses on derivatives, the change in fair value of investments and financial instruments, including our share of income or loss from our equity method investments.

(in millions, except percentages)	2022	2023	% Change
Other income (expense), net	$25	$(54)	(316)%

Other income (expense), net decreased $79 million in 2023 compared to 2022, primarily due to foreign exchange losses.

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

For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

(in millions, except percentages)	2022	2023	% Change
Provision for (benefit from) income taxes	$96	$(2,690)	*
Effective tax rate	5%	(128)%

* Not meaningful
The income tax benefit in 2023, was primarily due to the release of $2.9 billion of our valuation allowance related to our U.S. deferred tax assets (see Note 14, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details).
Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $10.1 billion. As of December 31, 2023, cash and cash equivalents totaled $6.9 billion, which included $1.9 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of December 31, 2023, short-term investments totaled $3.2 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $5.9 billion as of December 31, 2023, that we held for bookings in advance of guests completing check-ins that we record separately on our consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (or G-SIBs), which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside of the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the United States are sufficient to fund our working capital needs in the United States.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of December 31, 2023, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $29 million. See Note 10, Debt, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a description of the 2022 Credit Facility entered into on October 31, 2022.

Material Cash Requirements

As of December 31, 2023, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

As of December 31, 2023, our total minimum lease payments were $313 million, of which $81 million is due in the succeeding 12 months. We have a commercial agreement with a data hosting services provider to spend or incur an aggregate of at least $842 million for vendor services through 2027. See Note 9, Leases, Note 10, Debt, and Note 13, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information regarding these commitments.

During 2023, we repurchased an aggregate of 17.9 million shares of Class A common stock for $2.3 billion through two share repurchase programs. As of December 31, 2023, we had $750 million available to repurchase shares of Class A common stock under our share repurchase program. In February 2024, our board of directors approved an additional share repurchase program to purchase up to $6.0 billion of our Class A common stock.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	2022	2023
Net cash provided by operating activities	$3,430	$3,884
Net cash used in investing activities	(28)	(1,042)
Net cash used in financing activities	(689)	(2,430)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(337)	152
Net increase in cash, cash equivalents, and restricted cash	$2,376	$564

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2023 was $3.9 billion, which was primarily due to income from operations of $1.5 billion and interest income of $721 million from our investment portfolio, adjusted for non-cash items including stock-based compensation expense of $1.1 billion.

Net cash provided by operating activities in 2022 was $3.4 billion, which was primarily due to income from operations of $1.8 billion, adjusted for non-cash items, primarily consisting of $930 million of stock-based compensation expense, impairment of long-lived assets of $91 million, and $62 million of foreign exchange losses due to the strengthening of the U.S. dollar against the Euro and British Pound.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2023 was $1.0 billion, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash used in investing activities in 2022 was $28 million, which was primarily due to purchases of short-term investments and property and equipment of $4.1 billion and $25 million, respectively, partially offset by proceeds from sales and maturities of short-term investments of $4.1 billion.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2023 was $2.4 billion, primarily due to share repurchases of $2.3 billion, and an increase in taxes paid related to net share settlement of equity awards of $1.2 billion, primarily driven from the taxes paid related to the cashless exercise of stock options, partially offset by the decrease in funds payable and amounts payable to customers of $936 million.

Net cash used in financing activities in 2022 was $689 million, primarily due to share repurchases of $1.5 billion under our share repurchase programs, and an increase in the taxes paid related to net share settlement of equity awards of $607 million, partially offset by an increase in funds payable and amounts payable to customers of $1.3 billion resulting from significantly higher bookings.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. During 2022, we recorded a reduction of $337 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. During 2023, we recorded an increase of $152 million in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our Hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled “Risk Factors” in Item IA of Part I of this Annual Report on Form 10-K and the market risks identified in the section titled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of Part II of this Annual Report on Form 10-K.

Indemnification Agreements

In the ordinary course of business, we include limited indemnification provisions under certain agreements with parties with whom we have commercial relations of varying scope and terms. See Note 13, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K further information regarding our indemnification agreements.

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

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.

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

Evaluating potential outcomes for lodging taxes is inherently uncertain and requires us to utilize various judgments, assumptions, and estimates in determining our reserves. A variety of factors could affect our potential obligation for collecting and remitting such taxes, which include, but are not limited to, whether we determine, or any tax authority asserts, that we have a responsibility to collect lodging and related taxes on either historic or future transactions; the introduction of new ordinances and taxes which subject our operations to such taxes; or the ultimate resolution of any historic claims that may be settled through negotiation. Accordingly, the ultimate resolution of lodging taxes may be greater or less than reserve amounts we have established. See Note 13, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various jurisdictions in which we operate related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we have concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. We continue to maintain a valuation allowance against our California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $2.9 billion of our valuation allowance in 2023 and will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in over 40 currencies, of which the most significant foreign currencies to our operations in 2023 were the Euro, British Pound, Canadian Dollar, Australian Dollar, Brazilian Real, and Mexican Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

We enter into foreign currency derivative contracts to protect against foreign exchange risks. These hedges are primarily designed to manage foreign exchange risk associated with forecasted foreign denominated revenue, balances held as funds payable and amounts payable to customers, and unbilled amounts for confirmed bookings under the terms of our Pay Less Upfront program. These contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our revenue, assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive economic cost of hedging particular exposures.

We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business.

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2023, it would have resulted in a loss of approximately $20 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, available-for-sale short-term investments, and the fair value of those securities.

We had cash and cash equivalents of $6.9 billion and short-term investments of $3.2 billion as of December 31, 2023, which primarily consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities and time deposits. As of December 31, 2023, we had an additional $5.9 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $20 million to our investment portfolio as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2023 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $780 million relating to uncertain tax positions as of December 31, 2023. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

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
February 16, 2024

We have served as the Company's auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$7,378	$6,874
Short-term investments (including assets reported at fair value of $2,224 and $2,507, respectively)	2,244	3,197
Funds receivable and amounts held on behalf of customers	4,783	5,869
Prepaids and other current assets (including customer receivables of $200 and $249 and allowances of $39 and $44, respectively)	456	569
Total current assets	14,861	16,509
Deferred tax assets	16	2,881
Goodwill and intangible assets, net	684	792
Other assets, noncurrent	477	463
Total assets	$16,038	$20,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,013	$2,654
Funds payable and amounts payable to customers	4,783	5,869
Unearned fees	1,182	1,427
Total current liabilities	7,978	9,950
Long-term debt	1,987	1,991
Operating lease liabilities, noncurrent	295	252
Other liabilities, noncurrent	218	287
Total liabilities	10,478	12,480
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 408 and 438 shares issued & outstanding, respectively; Class B - authorized 710 shares; 223 and 200 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,557	11,639
Accumulated other comprehensive loss	(32)	(49)
Accumulated deficit	(5,965)	(3,425)
Total stockholders’ equity	5,560	8,165
Total liabilities and stockholders’ equity	$16,038	$20,645
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenue	$5,992	$8,399	$9,917
Costs and expenses:
Cost of revenue	1,156	1,499	1,703
Operations and support	847	1,041	1,186
Product development	1,425	1,502	1,722
Sales and marketing	1,186	1,516	1,763
General and administrative	836	950	2,025
Restructuring charges	113	89	—
Total costs and expenses	5,563	6,597	8,399
Income from operations	429	1,802	1,518
Interest income	13	186	721
Interest expense	(438)	(24)	(83)
Other income (expense), net	(304)	25	(54)
Income (loss) before income taxes	(300)	1,989	2,102
Provision for (benefit from) income taxes	52	96	(2,690)
Net income (loss)	$(352)	$1,893	$4,792
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.57)	$2.97	$7.52
Diluted	$(0.57)	$2.79	$7.24
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	616	637	637
Diluted	616	680	662
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2021	2022	2023
Net income (loss)	$(352)	$1,893	$4,792
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(4)	(15)	6
Net unrealized loss on cash flow hedges, net of tax	—	—	(31)
Foreign currency translation adjustments	(6)	(10)	8
Other comprehensive loss	(10)	(25)	(17)
Comprehensive income (loss)	$(362)	$1,868	$4,775
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	599	$—	*	$8,904	$3	$(6,006)	$2,901
Net loss	—	—		—	—	(352)	(352)
Other comprehensive loss	—	—		—	(10)	—	(10)
Exercise of common stock options, net of shares withheld for taxes	18	—	*	138	—	—	138
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	16	—	*	(44)	—	—	(44)
Reclassification of derivative warrant liability to equity	—	—		1,277	—	—	1,277
Purchase of capped calls	—	—		(100)	—	—	(100)
Issuance of common stock under employee stock purchase plan, net of shares withheld	1	—	*	51	—	—	51
Stock-based compensation	—	—		914	—	—	914
Balances as of December 31, 2021	634	—	*	11,140	(7)	(6,358)	4,775
Net income	—	—		—	—	1,893	1,893
Other comprehensive loss	—	—		—	(25)	—	(25)
Exercise of common stock options, net of shares withheld for taxes	3	—	*	40	—	—	40
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	8	—	*	(612)	—	—	(612)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	—	—	*	48	—	—	48
Stock-based compensation	—	—		941	—	—	941
Repurchases of common stock	(14)	—		—	—	(1,500)	(1,500)
Balances as of December 31, 2022	631	—	*	11,557	(32)	(5,965)	5,560
Net income	—	—		—	—	4,792	4,792
Other comprehensive loss	—	—		—	(17)	—	(17)
Exercise of common stock options, net of shares withheld for taxes	9	—	*	(521)	—	—	(521)
Shares issued upon net settlement of warrants exercised	6	—		—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	8	—	*	(660)	—	—	(660)
Issuance of common stock under employee stock purchase plan, net of shares withheld for taxes	1	—	*	64	—	—	64
Stock-based compensation	—	—		1,146	—	—	1,146
Repurchases of common stock	(18)	—	*	—	—	(2,252)	(2,252)
Issuance of common stock for acquisition of business	1	—	*	53	—	—	53
Balances as of December 31, 2023	638	$—	*	$11,639	$(49)	$(3,425)	$8,165
*Amounts round to zero and do not change rounded totals.

The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income (loss)	$(352)	$1,893	$4,792
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	138	81	44
Stock-based compensation expense	899	930	1,120
Deferred income taxes	11	(1)	(2,875)
Loss on warrants, net	292	—	—
Impairment of long-lived assets	113	91	—
Loss from extinguishment of debt	377	—	—
Other, net	74	117	83
Changes in operating assets and liabilities, net of acquisitions:
Prepaids and other assets	(29)	(185)	(102)
Accrued expenses and other liabilities	294	224	580
Unearned fees	496	280	242
Net cash provided by operating activities	2,313	3,430	3,884
Cash flows from investing activities:
Purchases of short-term investments	(4,938)	(4,072)	(3,308)
Sales and maturities of short-term investments	3,611	4,071	2,380
Other investing activities, net	(25)	(27)	(114)
Net cash used in investing activities	(1,352)	(28)	(1,042)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(177)	(607)	(1,224)
Principal repayment of long-term debt	(1,995)	—	—
Prepayment penalty on long-term debt	(213)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,979	—	—
Purchases of capped calls related to convertible senior notes	(100)	—	—
Proceeds from exercise of equity awards and employee stock purchase plan	189	88	110
Repurchase of common stock	—	(1,500)	(2,252)
Change in funds payable and amounts payable to customers	1,625	1,330	936
Net cash provided by (used in) financing activities	1,308	(689)	(2,430)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(210)	(337)	152
Net increase in cash, cash equivalents, and restricted cash	2,059	2,376	564
Cash, cash equivalents, and restricted cash, beginning of year	7,668	9,727	12,103
Cash, cash equivalents, and restricted cash, end of year	$9,727	$12,103	$12,667
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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest in is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of December 31, 2022 and 2023, the Company’s consolidated VIEs were not material to the consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, income taxes, and reserves for transient occupancy taxes and tax withholding obligations, among others. Actual results could differ materially from these estimates.

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

Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. Realized gains and losses and impairments are reported within other income

Airbnb, Inc.
Notes to Consolidated Financial Statements

(expense), net on the consolidated statements of operations. The assessment for impairment takes into account the severity and duration of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security, and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

The Company’s equity investments with readily determinable fair values are measured at fair value on a recurring basis with changes in fair value recognized within other income (expense), net on the consolidated statements of operations.

The Company records an impairment of its available-for-sale debt securities if the amortized cost basis exceeds its fair value and if the Company has the intention to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the unrealized loss is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance in the consolidated balance sheets with a corresponding charge in the consolidated statements of operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss). Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.

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

Equity investments for which the Company is not able to exercise significant influence over the investee and for which fair value is not readily determinable are accounted for using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. Changes in the basis of the equity investment are recognized in other income (expense), net on the consolidated statements of operations.

The Company reviews its non-marketable debt and equity investments for impairment at the end of each reporting period or whenever events or circumstances indicate that the carrying value may not be fully recoverable. Impairment indicators might include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. Upon determining that an impairment exists, the Company recognizes as an impairment in other income (expense), net on the consolidated statements of operations the amount by which the carrying value exceeds the fair value of the investment.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. The authoritative guidance on fair value measurements establishes a hierarchical disclosure framework, which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. No material amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2022 and 2023.

Remeasurement gains and losses are included in other income (expense), net on the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. As of December 31, 2022 and 2023, the Company had a cumulative translation gain of $13 million and $5 million, respectively. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $(5) million, $29 million and $(48) million for the years ended December 31, 2021, 2022 and 2023, respectively.

Derivative Instruments and Hedging

The Company’s primary objective for holding derivative instruments is to manage foreign currency exchange rate risk. The Company enters into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. All derivative instruments are recorded in the consolidated balance sheets at fair value. The accounting treatment for derivative gains and losses is based on intended use and hedge designation.

Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in AOCI and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item within the consolidated statement of operations. The Company does not exclude any components in the assessment of hedge effectiveness for forwards and options.

If it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other income (expense), net, if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional     two month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized in the consolidated statement of operations in other income (expense), net.

The Company presents derivative assets and liabilities at their gross fair values in the consolidated balance sheets, even if they are subject to master netting arrangements with the counterparties. The Company classifies cash flows related to derivative instruments as operating activities in the consolidated statement of cash flows.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Costs of maintenance and repairs that do not improve or extend the useful lives of assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations.

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

The Company’s leases often contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives, primarily used to fund leasehold improvements, are recognized when earned and reduce the Company’s ROU asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term.

The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The determination of the recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-

Airbnb, Inc.
Notes to Consolidated Financial Statements

lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factors are recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the year ended December 31, 2021, the Company recorded $113 million of long-lived asset impairment charges within restructuring charges on the consolidated statement of operations. For the year ended December 31, 2022, the Company recorded $91 million of long-lived asset impairment, of which $89 million was recorded within restructuring charges and the remainder within general and administrative, on the consolidated statements of operations. For the year ended December 31, 2023, the Company did not record any restructuring charges.

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

The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the Host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the Host, less the fees due from the Host to the Company. The Company’s ToS stipulates that a Host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the Host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2022 and 2023. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances because they are subject to refund in the event of a cancellation.

Guest stays of at least 28 nights are considered long-term stays. The Company charges service fees to facilitate long-term stays on a monthly basis. Such stays are generally cancelable with 30 days advance notice for no significant penalty. Accordingly, long-term stays are treated as month-to-month contracts; each month is a separate contract with the Host and guest, and the contracts are not enforceable until check-in for the initial month as well as subsequent monthly extensions. The Company’s performance obligation for long-term stays is the same as that for short-term stays. The Company recognizes revenue for the first month upon check-in, similar to short-term stays, and recognizes revenue for any subsequent months upon each month’s anniversary from initial check-in date.

The Company evaluates the presentation of revenue on a gross versus net basis based on whether or not it is the principal (gross) or the agent (net) in the transaction. As part of the evaluation, the Company considers whether it controls the right to use the property before control is transferred. Indicators of control that the Company considers include whether the Company is primarily responsible for fulfilling the promise associated with the rental of the property, whether it has inventory risk associated with the property, and whether it has discretion in establishing the prices for the property. The Company determined that it does not control the right to use the properties either before or after completion of its service. Accordingly, the Company has concluded that it is acting in an agent capacity and revenue is presented net reflecting the service fees received from customers to facilitate a stay.

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

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or Host (the “referee”) completes their first stay on the

Airbnb, Inc.
Notes to Consolidated Financial Statements

Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2022 and 2023, the referral coupon liability was not material.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to Hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was not material as of December 31, 2022 and 2023.

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

Bad Debt

The Company generally collects funds related to bookings from guests on behalf of Hosts prior to check-in. However, in limited circumstances the Company disburses funds to a Host or a guest on behalf of a counterparty guest or Host prior to collecting such amounts from the counterparty. Such uncollected balances generally arise from the timing of payments and collections related to a dispute resolution between the guest and Host or certain alterations to stays and are included in prepaids and other current assets on the consolidated balance sheets. The Company records a customer receivable allowance for credit losses for funds that may never be collected. The Company estimated its exposure to balances deemed to be uncollectible based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. The Company writes off the asset when it is determined to be uncollectible. Bad debt expense was $27 million, $49 million and $60 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Cost of Revenue

Cost of revenue primarily consists of payment processing charges, including merchant fees and chargebacks, costs associated with third-party data centers used to host the Company’s platform, and amortization of internally developed software and acquired technology.

Operations and Support

Operations and support costs primarily consist of personnel-related expenses and third-party service provider fees associated with customer support provided via phone, email, and chat to customers, customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with the Company’s Host protection programs, and allocated costs for facilities and information technology. These costs are expensed as incurred.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Product Development

Product development costs primarily consist of personnel-related expenses and third-party service provider fees incurred in connection with the development of the Company’s platform and new products as well as the improvement of existing products, and allocated costs for facilities and information technology. These costs are expensed as incurred.

Sales and Marketing

Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred. Advertising expenses were $542 million, $786 million and $953 million for the years ended December 31, 2021, 2022 and 2023, respectively.

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate and director and officer insurance. General and administrative costs also include certain professional services fees, allocated costs for facilities and information technology expenses, indirect taxes including lodging taxes where the Company may be held jointly liable with Hosts for collecting and remitting such taxes, withholding taxes, and bad debt expense. These costs are expensed as incurred.

Restructuring Charges

Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued expenses, accounts payable, and other liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax law in effect for the years in which the temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Accrued interest and penalties related to unrecognized tax benefits are recognized in the provision for (benefit from) income taxes.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense primarily relates to restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock options, and the Employee Stock Purchase Plan (“ESPP”). RSUs, RSAs, stock options and warrants are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The fair value of stock options and ESPP shares are estimated on the date of grant using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. The contractual term of the Company’s stock options is ten years. The Company accounts for forfeitures as they occur. The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period, including RSUs, RSAs, stock options, and warrants using the treasury stock method, and convertible notes, using the if-converted method. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) reflects gains and losses that are recorded as a component of stockholders’ equity and are excluded from net income (loss). Other comprehensive income (loss) consists of unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax, foreign currency translation adjustments related to consolidation of foreign entities and unrealized gains (losses), net of tax, on securities classified as available-for-sale.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard is effective for public entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2017-12. The Company adopted the standard during the first quarter of 2023, which did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies in fiscal years beginning after December 15, 2024, and will be applied prospectively with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements other than the expanded footnote disclosure.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of segment expenses. The standard is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements other than the expanded footnote disclosure.

Airbnb, Inc.
Notes to Consolidated Financial Statements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of equity securities that are subject to a contractual sale restriction as well as includes specific disclosure requirements for such equity securities. The standard is effective for public entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and will be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

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

Revision of Previously Issued Consolidated Financial Statements

The consolidated statements of cash flows for year ended December 31, 2021, has been revised to correct for errors identified by management during the preparation of the consolidated financial statements for the three months ended March 31, 2022. The errors understated cash flows from operating activities by $123 million and overstated the cash flows from financing activities by $123 million for the year ended December 31, 2021. Management has determined that these errors did not result in the previously issued consolidated financial statements being materially misstated. These errors primarily related to the timing of tax payments from the net settlement of equity awards at the initial public offering in December 2020. In particular, in 2020, the Company reported $1.7 billion of cash used in financing activities to cover taxes paid related to the net share settlement of its equity awards that vested upon the initial public offering. However, approximately $123 million of this amount was actually remitted to taxing authorities in foreign jurisdictions during 2021. This had no impact on the Company’s consolidated financial statements outside of the presentation in the consolidated statements of cash flow and did not affect the consolidated balance sheets, consolidated statements of operations, or consolidated statements of stockholders’ equity.
Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in millions):

	December 31,
	2022	2023
Cash and cash equivalents	$7,378	$6,874
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	4,708	5,769
Restricted cash included in prepaids and other current assets	17	24
Total cash, cash equivalents, and restricted cash presented on the consolidated statements of cash flows	$12,103	$12,667

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Year Ended December 31,
	2021	2022	2023
Cash paid for:
Income taxes, net of refunds	$17	$68	$132
Interest	$50	$8	$55
Operating leases	$92	$102	$84
Noncash investing and financing activities:
Net impact of non-cash changes to right-of-use assets related to modifications and reassessments of operating leases	$18	$(5)	$20
Net settlement of cashless warrants exercised	$—	$—	$202
Net settlement of cashless stock options exercised	$—	$—	$36

Airbnb, Inc.
Notes to Consolidated Financial Statements

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31,
	2022	2023
Other assets, noncurrent:
Property and equipment, net	$121	$160
Operating lease right-of-use assets	138	119
Other	218	184
Other assets, noncurrent	$477	$463

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and withholding tax reserves	$624	$1,119
Compensation and employee benefits	380	436
Accounts payable	137	141
Operating lease liabilities, current	59	61
Other	813	897
Accrued expenses, accounts payable, and other current liabilities	$2,013	$2,654

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Year Ended December 31,
	2021	2022	2023
Reductions to revenue	$156	$284	$360
Charges to operations and support	69	88	96
Charges to sales and marketing expense	47	60	61
Total payments made to customers	$272	$432	$517

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Year Ended December 31,
	2021	2022	2023
North America	$3,201	$4,210	$4,638
Europe, the Middle East, and Africa	1,931	2,924	3,615
Latin America	431	643	824
Asia Pacific	429	622	840
Total revenue disaggregated by geographic region	$5,992	$8,399	$9,917

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$573	$—	$—	$573
Government bonds	83	—	—	83
Commercial paper	574	—	—	574
Corporate debt securities	965	1	(7)	959
Mortgage-backed and asset-backed securities	37	—	(3)	34
Total debt securities	2,232	1	(10)	2,223
Time deposits	20	—	—	20
Equity investments (1)	1	—	—	1
Total short-term investments	$2,253	$1	$(10)	$2,244

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$172	$—	$—	$172
Government bonds	332	1	—	333
Commercial paper	366	—	—	366
Corporate debt securities	1,490	4	(3)	1,491
Mortgage-backed and asset-backed securities	148	1	(4)	145
Total debt securities	2,508	6	(7)	2,507
Time deposits	690	—	—	690
Total short-term investments	$3,198	$6	$(7)	$3,197

Long-term investments (2)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Unrealized gains (losses) on equity investments were not material for the years ended December 31, 2022 and 2023.
(2)Classified within other assets, noncurrent on the consolidated balance sheets.

As of December 31, 2022 and December 31, 2023, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other income (expense), net were not material for the years ended December 31, 2021, 2022 and 2023. Realized gains and losses reclassified from AOCI to other income (expense), net were not material for the years ended December 31, 2021, 2022 and 2023.

Debt securities in an unrealized loss position had an estimated fair value of $748 million and $777 million, and unrealized losses of $19 million and $16 million as of December 31, 2022 and 2023, respectively. A total of $92 million and $283 million of these securities, with unrealized losses of $13 million and $14 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2022 and December 31, 2023, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$1,406	$1,406
Due within one to five years	1,027	1,020
Due beyond five years	88	85
Total	$2,521	$2,511

Equity Investments

Gains and Losses on Marketable Equity Investments

During the year ended December 31, 2021, the Company sold all of its marketable equity investments and recognized a realized net loss of $13 million. The realized and unrealized gains and losses on marketable equity investments were recorded in other income (expense), net on the consolidated statements of operations.

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $75 million and $83 million as of December 31, 2022 and December 31, 2023, respectively, and are classified within other assets, noncurrent on the consolidated balance sheets.

The Company recorded impairment charges of $3 million for the year ended December 31, 2021, and did not have any impairment charges nor downward adjustments for observable price changes during the years ended December 31, 2022 and 2023. The Company recorded upward adjustments of $4 million during the year ended December 31, 2023, and did not have any upward adjustments for observable price changes during the years ended December 31, 2021 and 2022. As of December 31, 2023, the cumulative impairment and downward adjustments for observable price changes were $56 million.

Investments Accounted for Under the Equity Method

As of December 31, 2022 and December 31, 2023, the carrying values of the Company’s equity method investments were $14 million and $8 million, respectively. For the years ended December 31, 2021, 2022 and 2023, the Company recorded losses of $4 million, $5 million and $6 million, respectively, within other income (expense), net on the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. There were no impairment charges for the years ended December 31, 2021, 2022 and 2023.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,326	$—	$—	$2,326
Certificates of deposit	26	—	—	26
Government bonds	—	32	—	32
Commercial paper	—	327	—	327
Corporate debt securities	—	68	—	68
Total cash equivalents at fair value	2,352	427	—	2,779
Short-term investments:
Certificates of deposit	573	—	—	573
Government bonds	—	83	—	83
Commercial paper	—	574	—	574
Corporate debt securities	—	959	—	959
Mortgage-backed and asset-backed securities	—	34	—	34
Equity investments	1	—	—	1
Total short-term investments at fair value	574	1,650	—	2,224
Funds receivable and amounts held on behalf of customers:
Money market funds	501	—	—	501
Prepaids and other current assets:
Foreign exchange derivative assets	—	14	—	14
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,427	$2,091	$4	$5,522
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,018	$—	$—	$2,018
Certificates of deposit	—	1	—	1
Government bonds	—	115	—	115
Commercial paper	—	223	—	223
Corporate debt securities	—	12	—	12
Total cash equivalents at fair value	2,018	351	—	2,369
Short-term investments:
Certificates of deposit	—	172	—	172
Government bonds	—	333	—	333
Commercial paper	—	366	—	366
Corporate debt securities	—	1,491	—	1,491
Mortgage-backed and asset-backed securities	—	145	—	145
Total short-term investments at fair value	—	2,507	—	2,507
Funds receivable and amounts held on behalf of customers:
Money market funds	1,360	—	—	1,360
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,378	$2,885	$4	$6,267
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$55	$—	$55
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$60	$—	$60

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2022 and 2023.

There were no material changes in unrealized losses included in other comprehensive income relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the years ended December 31, 2021, 2022 and 2023.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the effect of derivative instruments on the Company’s consolidated balance sheets (in millions):

	Derivative Assets(1)
		Fair value as of December 31,
	Location	2022	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$—	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$14	$23

	Derivative Liabilities(1)
		Fair value as of December 31,
	Location	2022	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$—	$25
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	—	5
Total derivatives designated as hedging instruments		$—	$30

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$31	$30

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of December 31, 2023, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $26 million, resulting in net derivative assets of $1 million and net derivative liabilities of $34 million.

The effect of derivative instruments designated as hedging instruments on the consolidated statements of operations was not material for the year ended December 31, 2023.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges before reclassifications from AOCI to revenue and the impact of these derivative contracts on AOCI, net of tax (in millions):

Year Ended December 31,
2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts(1)	$(30)

(1)Loss recognized in other comprehensive income (loss).

As of December 31, 2023, cumulative unrealized losses recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $31 million.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Effect of Derivative Instruments not Designated as Hedging Instruments on the Consolidated Statements of Operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives			Unrealized Gain (Loss) on Derivatives
	Year Ended December 31,			Year Ended December 31,
	2021	2022	2023	2021	2022	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$19	$92	$(43)	$35	$(33)	$10

Cash Flow Hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.0 billion as of December 31, 2023.

As of December 31, 2023, approximately $11 million of deferred net losses on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Derivatives not Designated as Hedging Instruments

As of both December 31, 2022 and December 31, 2023, the total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion.
Note 7. Goodwill and Intangible Assets

In November 2023, the Company completed an acquisition, which increased goodwill and intangible assets. The acquisition was not material to the Company’s financial results.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2023 were as follows (in millions):

Amount
Balance as of December 31, 2021	$653
Foreign currency translation adjustments	(3)
Balance as of December 31, 2022	650
Acquisition	101
Foreign currency translation adjustments	1
Balance as of December 31, 2023	$752

Intangible Assets

As of December 31, 2022 and 2023, intangible assets, net was $34 million and $40 million, respectively, and primarily consisted of listing relationships, technology and trade names.

Amortization expense related to intangible assets for the years ended December 31, 2021, 2022 and 2023 was $24 million, $19 million and $13 million, respectively. The accumulated amortization related to intangible assets as of December 31, 2022 and 2023, was $43 million and $55 million, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Estimated future amortization expense for intangible assets as of December 31, 2023 was as follows (in millions):

Year Ending December 31,	Amount
2024	$12
2025	11
2026	8
2027	4
2028	4
Thereafter	1
Total future amortization expense	$40
Note 8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	December 31,
	2022	2023
Leasehold improvements	$152	$90
Computer software and capitalized internal-use software	164	51
Computer equipment	32	22
Buildings and land	17	17
Office furniture and equipment	23	8
Construction in progress	45	82
Total property and equipment, gross	433	270
Less: Accumulated depreciation and amortization	(312)	(110)
Total property and equipment, net	$121	$160

Depreciation expense related to property and equipment for the years ended December 31, 2021, 2022 and 2023 was $86 million, $43 million and $18 million, respectively. During the years ended December 31, 2021, 2022 and 2023, amortization of capitalized internal-use software costs was $66 million, $28 million and $13 million, respectively.

The net carrying value of capitalized internal-use software as of December 31, 2022 and 2023 was $9 million and $27 million, respectively.
Note 9. Leases

The Company’s material operating leases consist of office space. The Company’s leases generally have remaining terms of one to 15 years, some of which include one or more options to extend the leases up to 10 years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Operating lease cost(1)	$83	$77	$58
Short-term lease cost(1)	3	2	6
Variable lease cost(1)	14	17	16
Lease cost, net(2)	$100	$96	$80

(1)Classified within operations and support, product development, sales and marketing, and general and administrative expenses on the consolidated statements of operations.
(2)Lease costs do not include lease impairments due to restructuring. Refer to Note 18, Restructuring, for additional information.

Lease term and discount rate were as follows:

	December 31,
	2022	2023
Weighted-average remaining lease term (years)	6.0	5.3
Weighted-average discount rate	7.0%	7.2%

Airbnb, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2023 (in millions):

Year Ending December 31,	Amount
2024	$81
2025	75
2026	79
2027	31
2028	28
Thereafter	102
Total lease payments	396
Less: Imputed interest	(83)
Present value of lease liabilities	313
Less: Current portion of lease liabilities	(61)
Total long-term lease liabilities	$252

Note 10. Debt

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

As of both December 31, 2022 and December 31, 2023, total outstanding debt, net of unamortized debt discount and debt issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. The Company recorded interest expense of $3 million for the year ended December 31, 2021 and $4 million for both the years ended December 31, 2022 and 2023, representing amortization of debt discount and debt issuance costs.

The 2026 Notes are senior unsecured obligations of the Company and will not bear regular interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The proceeds received in 2021, net of debt issuance costs, were $1,979 million.

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

As of December 31, 2023, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of December 31, 2023 the total estimated fair value of the 2026 Notes was $1.8 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

Capped Calls

On March 3, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of $100 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price of the 2026 Notes. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in-capital within stockholders’ equity.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Term Loans

In 2020, the Company entered into a $1.0 billion First Lien Credit and Guaranty Agreement (the “First Lien Credit Agreement,” and the loans thereunder, the “First Lien Loan”), resulting in proceeds of $961 million, net of debt discount and debt issuance costs of $39 million.

In 2020, the Company entered into a $1.0 billion Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement,” and the loans thereunder, the “Second Lien Loan”), resulting in net proceeds of $968 million, net of debt discount and debt issuance costs of $33 million.

In 2021, the Company repaid the principal amount outstanding of $2.0 billion under the First Lien Loan and Second Lien Loan, which resulted in a loss of extinguishment of debt of $377 million, including early redemption premiums of $213 million and a write-off of $164 million of unamortized debt discount and debt issuance costs. The loss on extinguishment of debt was included in interest expense on the consolidated statements of operations. In 2021, the Company fully amortized the debt discount and debt issuance costs of $41 million to interest expense using the effective interest rate method.

In connection with the Second Lien Loan, the Company issued warrants to purchase 7.9 million shares of Class A common stock with an initial exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events, to the Second Lien Loan lenders. The warrants expire on April 17, 2030 and the exercise price can be paid in cash or in net shares at the holder’s option. The fair value of the warrants at issuance was $117 million and was recorded as a liability in accrued expenses, accounts payable, and other current liabilities on the consolidated balance sheets with a corresponding debt discount recorded against the Second Lien Loan. The warrant liability was remeasured to fair value at each reporting date for as long as the warrants remained outstanding and unexercised with changes in fair value recorded in other income (expense), net on the consolidated statements of operations. As of December 31, 2020, the fair value of the warrant totaled $985 million. On March 30, 2021, the Company amended the anti-dilution feature in the warrant agreements, which resulted in a change in classification from liability to equity. Accordingly, during the first quarter of 2021, the Company recorded $292 million in other income (expense), net on the consolidated statements of operations. The liability balance of $1.3 billion was then reclassified to equity as the amended warrants met the requirements for equity classification.

2022 Credit Facility

In October 2022, the Company terminated its then existing credit facility and entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0.0%, or (ii) in the case of base rate borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2023. As of December 31, 2023, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $29 million.
Note 11. Stockholders’ Equity

Common Stock

The Company’s restated certificate of incorporation authorizes the Company to issue 2.0 billion shares of Class A common stock and 710.0 million shares of Class B common stock. Both classes of common stock have a par value of $0.0001 per share. Class A common stock is entitled to one vote per share and Class B common stock is entitled to 20 votes per share. One share of Class B common stock is convertible into one share of Class A common stock voluntarily at any time by the holder, and will convert automatically into one share of Class A common stock upon the earlier of (a) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 80% of the outstanding shares of Class B common stock at the time of such vote or consent voting as a separate series, and (b) the 20-year anniversary of the closing of the IPO. In addition, with certain exceptions as further described in the Company's restated certificate of incorporation, transfers of one share of Class B common stock will result in the conversion of such share of Class B common stock into one share of Class A common stock.

Under the Company’s restated certificate of incorporation, the Company is also authorized to issue 2.0 billion shares of Class C common stock and 26.0 million shares of Class H common stock. Each share of Class C common stock is entitled to no votes and will not be convertible into any other shares of the Company’s capital stock. Each share of Class H common stock is entitled to no votes and will convert into one share of Class A common stock on a share-for-share basis upon the sale of such share of Class H common stock to any person or entity that is not the Company’s subsidiary.

Class A Common Stock Warrants

As of December 31, 2022 and 2023, the Company had 7.9 million and 0.8 million warrants outstanding, respectively, with an exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events. During the year ended December 31, 2023, warrant holders exercised warrants to purchase 7.1 million shares of Class A common stock. The warrants were exercised on a cashless basis resulting in the issuance of 5.6 million shares of Class A common stock.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Share Repurchase Programs

On August 2, 2022 and May 9, 2023, the Company announced that its board of directors had approved share repurchase programs to purchase up to $2.0 billion and $2.5 billion of the Company's Class A common stock, respectively.

Share repurchases under these share repurchase programs may be made through a variety of methods, such as open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. These share repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

During the year ended December 31, 2023, the Company repurchased and subsequently retired 17.9 million shares of Class A common stock for $2.3 billion. As of December 31, 2023, the Company completed the repurchases under the August 2, 2022 share repurchase program and had $750 million available for repurchase of Class A common stock under the May 9, 2023 share repurchase program.

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the year ended December 31, 2023, the excise tax on share repurchases was not material.
Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Year Ended December 31,
	2021	2022	2023
Operations and support	$49	$63	$68
Product development	545	548	694
Sales and marketing	100	114	130
General and administrative	205	205	228
Stock-based compensation expense	$899	$930	$1,120

The Company recognized an income tax benefit of $36 million, $19 million and $435 million in the consolidated statements of operations for stock-based compensation arrangements in the years ended December 31, 2021, 2022 and 2023, respectively.

The income tax benefit related to stock-based compensation expense was $227 million for the year ended December 31, 2023. There were no income tax benefits related to stock-based compensation expense for the years ended December 31, 2021 and 2022.

Equity Incentive Plans

2018 Equity Incentive Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the 2008 Equity Incentive Plan (the “2008 Plan”). A total of 50.0 million shares of Class B common stock were reserved for issuance under the 2018 Plan and the 13.2 million shares remaining for issuance under the 2008 Plan were added to the number of shares available under the 2018 Plan. The expiration of the 2008 Plan had no impact on the terms of outstanding awards under that plan. All unvested equity canceled under the 2008 Plan was added to the 2018 Plan and made available for future issuance.

Assumed Equity Incentive Plan

In connection with the acquisition of HotelTonight the Company assumed stock options and RSUs under HotelTonight’s equity incentive plan (the “Assumed Equity Incentive Plan”). As of December 31, 2021, a total of 98,093 shares of the Company’s Class A common stock were issuable upon exercise of outstanding options under the Assumed Equity Incentive Plan, with weighted-average exercise price of $22.67 per share. In addition, as of December 31, 2021, a total of 3,512 RSUs were issued and outstanding under the Assumed Equity Incentive Plan. No additional stock options or RSUs may be granted under the Assumed Equity Incentive Plan.

2020 Incentive Award Plan

In 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan,” and together with the 2008 Plan, 2018 Plan, and the Assumed Equity Incentive Plan, the “Plans”). Under the 2020 Plan, 62.1 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2020 Plan will be increased by (i) the number of shares subject to awards outstanding under the 2008 Plan, Assumed Equity Incentive Plan, and 2018 Plan as of the effective date of the 2020 Plan that subsequently terminate, are exchanged for cash, surrendered or repurchased, or are tendered or withheld to satisfy any exercise price or tax withholding obligations and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 5% of the shares of all series of the Company’s common stock outstanding on the last day of the immediately preceding year and (b) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 371.2 million shares of stock may be issued upon the exercise of incentive stock options.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions in the following table:

	Year Ended December 31,
	2021	2022	2023
Expected term (years)	8.0	6.1	1.4 - 6.1
Risk-free interest rate	1.1% - 1.5%	0.3% - 2.2%	3.6% - 5.0%
Expected volatility	44.2% - 44.9%	48.6% - 58.4%	51.3% - 54.4%
Expected dividend yield	—	—	—

A summary of stock option and RSU activity under the Plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2021	81	24	$19.69	37	$61.22
Granted	(13)	1	161.70	12	135.09
Increase in shares available for grant	32	—	—	—	—
Exercised/Vested	5	(3)	14.32	(12)	83.12
Canceled	3	—	95.93	(3)	101.58
Balances as of December 31, 2022	108	22	23.41	34	77.07
Granted	(13)	1	115.15	12	122.84
Increase in shares available for grant	32	—	—	—	—
Exercised/Vested	5	(16)	5.37	(14)	93.25
Canceled	2	—	98.60	(2)	120.36
Balances as of December 31, 2023	134	7	$71.76	30	$85.35

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	22	$23.41	2.78	$1,432
Options exercisable as of December 31, 2022	20	17.01	2.27	1,380
Options outstanding as of December 31, 2023	7	71.76	5.77	500
Options exercisable as of December 31, 2023	6	60.89	5.11	448

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

During the years ended December 31, 2021, 2022 and 2023, the weighted-average fair value of stock options granted under the Plans was $96.50, $79.75 and $65.22 per share, respectively. During the years ended December 31, 2021, 2022 and 2023, the aggregate intrinsic value of stock options exercised was $2,825 million, $326 million and $1,620 million, respectively, and the total grant-date fair value of stock options that vested was $46 million, $45 million and $44 million, respectively.

As of December 31, 2023, there was $87 million of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2023 is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

The Company has granted RSAs to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock is primarily dependent on a service-based vesting condition that generally becomes satisfied over a period of four years. The Company has the right to repurchase or cancel shares for which the vesting condition is not satisfied.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Unvested RSAs as of December 31, 2021, 2022 and 2023 was 0.6 million, 0.4 million and 0.8 million shares, respectively, with weighted-average grant-date fair value of $62.32, $62.33 and $100.04 per share, respectively. Activities related to the Company’s RSAs were not material for the years ended December 31, 2021, 2022 and 2023.

Restricted Stock Units

RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years.

Employee Stock Purchase Plan

In December 2020, the Company’s board of directors adopted the ESPP. The maximum number of shares of Class A common stock authorized for sale under the ESPP is equal to the sum of (i) 4.0 million shares of Class A common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 1% of shares of common stock on the last day immediately preceding year and (b) such number of shares of common stock as determined by the board of directors; provided, however, that no more than 89.8 million shares may be issued under the ESPP. As of December 31, 2022 and 2023, the Company had reserved 8.9 million and 14.0 million shares for future issuance under the ESPP. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Company recorded stock-based compensation expense related to the ESPP of $33 million and $29 million for the years ended December 31, 2022, and 2023, respectively.

The following table summarizes transactions under the Company’s ESPP (in millions except per share amounts):

	Year Ended December 31,
	2022	2023
Shares issued	0.5	0.7
Weighted-average price per share	$95.90	$88.81
Cash proceeds	$48	$64
Note 13. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2023 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$934	$203	$622	$109	$—
Other commitments	157	37	59	61	—
Total	$1,091	$240	$681	$170	$—

Purchase commitments include amounts related to the Company’s commercial agreement with a data hosting services provider, pursuant to which the Company committed to spend an aggregate of at least $842 million for vendor services through 2027.

Lodging Tax Obligations and Other Non-Income Tax Matters

Platform Related Taxes and Collection Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of December 31, 2023, the Company collects and remits Lodging Taxes in approximately 32,000 jurisdictions on behalf of its Hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2022 and December 31, 2023, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $251 million and $274 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, Hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with Hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2022 and December 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $71 million and $114 million, respectively. As of December 31, 2023, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $35 million to $45 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines or any tax authority asserts that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions, or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. Accordingly, the ultimate resolution of Lodging Taxes may be greater or less than the reserve amounts that the Company has recorded.

The Company is currently involved in disputes brought by certain domestic and international states and localities involving the payment of Lodging Taxes. These jurisdictions are asserting that the Company is liable or jointly liable with Hosts to collect and remit Lodging Taxes. These disputes are in various stages and the Company continues to vigorously defend these claims. The Company believes that the statutes at issue impose a Lodging Tax obligation on the person exercising the taxable privilege of providing accommodations, or the Company’s Hosts.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Hosts. As of December 31, 2022 and 2023, the Company accrued a total of $135 million and $521 million of estimated tax liabilities, including interest and penalties, related to Hosts’ withholding tax obligations, respectively. In the year ended December 31, 2023, based upon new information, and interest expense connected to historic Host withholding reserves, the Company accrued $384 million of expense related to foreign and domestic Hosts’ withholding tax obligations. As of December 31, 2023, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $90 million to $110 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

The Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of December 31, 2023, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $290 million and $310 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

In 2017, Italy passed a law purporting to require short-term rental platforms that process payments to withhold and remit Host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company has challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative, on which the 2017 Law and the withholding obligations are based, is contrary to European Union (“EU”) law. In October 2023, the Italian national court upheld the ruling of the CJEU. The Company’s subsidiary in Italy and subsidiary in Ireland continue to be, or could be in the future be, subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations.

In May 2023, the Guardia di Finanza de Milano issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euro on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). Such agreement settles a dispute about Airbnb Ireland’s obligations to withhold and remit Host income tax, including taxes, interest, and penalties, for those relevant periods. The 2022-2023 tax periods remain open.

With respect to all other withholding tax on payments made to Hosts and transactional taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

Payroll Taxes

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

In addition, as of December 31, 2022 and 2023, the Company accrued a total of $33 million and $43 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

Refer to Note 14, Income Taxes, for further discussion on other tax matters.

Legal and Regulatory Matters

The Company has been and is currently a party to various legal and regulatory matters arising in the normal course of business. Such

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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
Note 14. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Domestic	$(390)	$1,820	$1,913
Foreign	90	169	189
Income (loss) before income taxes	$(300)	$1,989	$2,102

The components of the provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Current
Federal	$5	$19	$19
State	2	10	8
Foreign	34	68	158
Total current provision for income taxes	41	97	185
Deferred
Federal	—	—	(2,410)
State	—	—	(461)
Foreign	11	(1)	(4)
Total deferred provision for (benefit from) income taxes	11	(1)	(2,875)
Total provision for (benefit from) income taxes	$52	$96	$(2,690)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2021	2022	2023
Expected income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	(0.7)	0.4	0.3
Foreign tax rate differential	(5.1)	1.0	2.9
Stock-based compensation	282.4	(6.9)	(16.7)
Deferred tax impacts of restructuring	(9.7)	—	—
Other statutorily non-deductible expenses	(1.1)	0.3	0.1
Non-deductible warrant revaluations	(20.4)	(0.1)	—
Research and development credits	51.0	(4.7)	(5.5)
Uncertain tax positions—prior year positions	(3.1)	0.1	1.8
Uncertain tax positions—current year positions	(1.0)	0.8	1.7
U.S. tax on foreign income, net of allowable credits and deductions	—	0.7	3.9
Foreign-derived intangible income deduction	—	(1.9)	(1.0)
Other	1.3	0.1	0.1
Change in valuation allowance	(331.9)	(6.0)	(136.6)
Effective tax rate	(17.3)%	4.8%	(128.0)%

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

For the year ended December 31, 2023, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to the release of $2.9 billion of the Company’s valuation allowance related to its U.S. deferred tax assets, excess tax benefits related to stock-based compensation, and research and development tax credits.

The components of deferred tax assets and liabilities consisted of the following (in millions):

	December 31,
	2022	2023
Deferred tax assets:
Net operating loss carryforwards	$1,539	$1,232
Tax credit carryforwards	664	844
Accruals and reserves	123	113
Non-income tax accruals	68	78
Stock-based compensation	111	70
Operating lease liabilities	73	62
Intangible assets	188	158
Capitalized research and development costs	413	671
Other	37	55
Gross deferred tax assets	3,216	3,283
Valuation allowance	(3,166)	(364)
Total deferred tax assets	50	2,919
Deferred tax liabilities:
Property and equipment basis differences	(9)	(18)
Operating lease assets	(23)	(18)
Other	(2)	(2)
Total deferred tax liabilities	(34)	(38)
Total net deferred tax assets	$16	$2,881

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. The Company continues to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $2.9 billion of its valuation allowance during 2023. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

As of December 31, 2022 and 2023, the Company had net operating loss carryforwards for federal income tax purposes of $6.8 billion and $5.3 billion, respectively. The Company’s federal net operating loss carryforwards do not have an expiration date. As of December 31, 2022 and 2023, the Company had federal research and development tax credit carryforwards of $578 million and $720 million, respectively. The research and development tax credits will expire beginning in 2038 if not utilized.

As of December 31, 2022 and 2023, the Company had net operating loss carryforwards for state income tax purposes of $4.8 billion and $4.6 billion, respectively. Some of the Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2027. As of December 31, 2022 and 2023, the Company had state research and development tax credit carryforwards of $399 million and $464 million, respectively. The research and development tax credits do not have an expiration date.

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Balance at beginning of year	$508	$597	$650
Gross increases related to prior year tax positions	14	7	52
Gross decreases related to prior year tax positions	(2)	(2)	(8)
Gross increases related to current year tax positions	85	60	103
Reductions due to settlements with taxing authorities	(1)	(7)	(12)
Reduction due to lapse in statute of limitations	(7)	(5)	(5)
Balance at end of year	$597	$650	$780

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

As of December 31, 2023, $780 million of unrecognized tax benefits represents the amount that would, if recognized, impact the Company’s effective income tax rate. The Company’s accrual for interest and penalties was $66 million and $90 million as of December 31, 2022 and 2023, respectively.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination if an acceptable outcome cannot be reached with IRS Appeals, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s consolidated statements of cash flow.

The Company’s 2008 to 2023 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and its 2019 to 2023 tax years remain subject to examination in Ireland. There are other ongoing audits in various other jurisdictions that are not material to the Company’s consolidated financial statements. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax (CAMT) on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023 and did not have a material impact on the year ended December 31, 2023. We may be subject to a material amount of CAMT in the next several years but expect to fully utilize the corresponding tax credits generated from the CAMT in the subsequent following years.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 15. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years indicated (in millions, except per share amounts):

	Year Ended December 31,
	2021	2022	2023
Net income (loss)	$(352)	$1,893	$4,792
Add: convertible notes interest expense, net of tax	—	4	3
Net income (loss) - diluted	$(352)	$1,897	$4,795
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	616	637	637
Effect of dilutive securities	—	43	25
Diluted	616	680	662

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.57)	$2.97	$7.52
Diluted	$(0.57)	$2.79	$7.24

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

There were no preferred dividends declared or accumulated for the years ended December 31, 2021, 2022 and 2023. As of each December 31, 2021, 2022 and 2023, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of December 31, 2021, 0.5 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2022 and 2023, 0.3 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Year Ended December 31,
	2021	2022	2023
2026 Notes(1)	11	—	—
Warrants	8	—	—
Stock options	24	1	2
RSUs	26	9	5
RSAs	1	—	—
Total	70	10	7

(1)Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change are entitled to an increase in the conversion rate. The 11.1 million shares represent the maximum number of shares that could have been issued upon conversion after considering the make-whole fundamental change adjustment on an unweighted basis.
Note 16. Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution subject to Internal Revenue Code limitations. The Company matched a portion of employee contributions totaling $19 million, $23 million and $27 million for the years ended December 31, 2021, 2022 and 2023, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 17. Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in millions):

	Year Ended December 31,
	2021	2022	2023
United States	$2,996	$3,890	$4,290
International(1)	2,996	4,509	5,627
Total revenue	$5,992	$8,399	$9,917

(1)No individual international country represented 10% or more of the Company’s total revenue for years ended December 31, 2021, 2022, and 2023.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2022	2023
United States	$203	$229
Ireland	36	32
Other international	20	18
Total long-lived assets	$259	$279

Long-lived assets as of December 31, 2022 and 2023 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.
Note 18. Restructuring

In 2020, the Company experienced significant economic challenges associated with a severe decline in bookings, resulting primarily from COVID-19 and overall global travel restrictions. To address these impacts the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities based on the current market and economic conditions as a result of COVID-19.

For the year ended December 31, 2021, the Company incurred $113 million in restructuring charges, including $75 million related to impairments of operating lease ROU assets and $37 million related to impairments of leasehold improvements.

For the year ended December 31, 2022, the Company recorded restructuring charges of $89 million, which include $81 million relating to an impairment of operating lease ROU assets, and $8 million of related leasehold improvements. There were no restructuring charges recorded during 2023.

Note 19. Subsequent Event

In February 2024, the Company’s board of directors approved a share repurchase program (“2024 Share Repurchase Program”) with authorization to purchase up to $6.0 billion of the Company's Class A common stock at management’s discretion. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The 2024 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company’s discretion.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Accounts
The tables below detail the activity of the customer receivable reserve, insurance liability, and the valuation allowance on deferred tax assets for the years ended December 31, 2021, 2022 and 2023 (in millions):

	Balance at Beginning of Year	Charged to Expenses	Charges Utilized/ Write-Offs	Balance at End of Year
Customer Receivable Reserve
Year Ended December 31, 2021	$91	$27	$(87)	$31
Year Ended December 31, 2022	$31	$49	$(41)	$39
Year Ended December 31, 2023	$39	$61	$(56)	$44

	Balance at Beginning of Year	Additions for Current Period	Changes in Estimates for Prior Periods	Net Payments	Balance at End of Year
Insurance Liability
Year Ended December 31, 2021	$51	$85	$1	$(90)	$47
Year Ended December 31, 2022	$47	$140	$(5)	$(121)	$61
Year Ended December 31, 2023	$61	$206	$2	$(185)	$84

	Balance at Beginning of Year	Charged to Expenses	Credited to Expenses	Balance at End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2021	$2,053	$1,211	$—	$3,264
Year Ended December 31, 2022	$3,264	$—	$(98)	$3,166
Year Ended December 31, 2023	$3,166	$95	$(2,897)	$364

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended December 31, 2023:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Ari Balogh, Chief Technology Officer	Adopt	11/29/2023	10/31/2024	525,688

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2024 Proxy Statement (the “2024 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders.

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
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

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
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	12/14/2020	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities	10-K	001-39778	02/25/2022	4.1
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Form of Class B Common Stock Certificate	S-8	333-251251	12/10/2020	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.6	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.7	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39778	03/08/2021	4.1
4.8	Form of Warrant to Purchase Class A Common Stock					X
10.1	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.2	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.3	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.4	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.5	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.6	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.8
10.7	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.9
10.8	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.9	Eight Amendment to Office Lease Agreement, dated September 28, 2021, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/25/2022	10.11
10.10	Ninth Amendment to Office Lease Agreement, dated October 18, 2022, by and among the Registrant and T-C 888 Brannan Owner	10-Q	001-39778	11/03/2022	10.3
10.11	Tenth Amendment to Office Lease Agreement, dated October 18, 2023, by and among the Registrant and T-C 888 Brannan Owner					X
10.12(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.12(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.13(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.13(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.13(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.14#	HotelTonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.15(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.15(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.15(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.16#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.17#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.18#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.19#	Employment Agreement by and between the Registrant and Dave Stephenson	S-1	333-250118	11/16/2020	10.19
10.20#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.21#	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39778	05/09/2023	10.2
10.22#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.23#	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.24#	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
10.25	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
10.26#	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers	10-Q	001-39778	05/09/2022	10.1
10.27#	Advisor Agreement by and between the Registrant and Joe Gebbia, dated August 23, 2022	10-Q	001-39778	11/03/2022	10.1
10.28	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior, as amended February 16, 2023	10-K	001-39778	02/17/2023	10.31
10.29#	Retention Agreement between the Registrant and Catherine Powell					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Airbnb, Inc. Policy for Recovery of Erroneously Awarded Compensation					X
101
The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii), Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements
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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: February 16, 2024		Brian Chesky Chief Executive Officer
Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Chesky, David E. Stephenson, and Ronald A. Klain, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Brian Chesky	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2024
Brian Chesky

/s/ David E. Stephenson	Chief Financial Officer (Principal Financial Officer)	February 16, 2024
David E. Stephenson

/s/ David Bernstein	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2024
David Bernstein

/s/ Angela Ahrendts	Director	February 16, 2024
Angela Ahrendts

/s/ Amrita Ahuja	Director	February 16, 2024
Amrita Ahuja

/s/ Nathan Blecharczyk	Director	February 16, 2024
Nathan Blecharczyk

/s/ Kenneth Chenault	Director	February 16, 2024
Kenneth Chenault

/s/ Joseph Gebbia	Director	February 16, 2024
Joseph Gebbia

/s/ Jeffrey Jordan	Director	February 16, 2024
Jeffrey Jordan

/s/ Alfred Lin	Director	February 16, 2024
Alfred Lin

/s/ James Manyika	Director	February 16, 2024
James Manyika