Form 10-Q
period 2024-03-31
Airbnb, Inc.
filed 2024-05-08
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 22, 2024, 441,500,418 shares of the registrant's Class A common stock were outstanding, 193,343,397 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding our financial performance, including our revenue, costs, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Free Cash Flow;
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
•seasonality and the effects of seasonal trends on our results of operations;
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
•our expectations regarding settlement discussions related to tax audits;
•our expectations regarding the impact of the recently enacted Corporate Alternative Minimum Tax;
•our ability to effectively manage our growth and expand our infrastructure and our ability to maintain our corporate culture, and our employee initiatives;
•the safety, affordability, and convenience of our platform and our offerings;
•our ability to successfully defend litigation brought against us;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our ability to maintain, protect, and enhance our intellectual property; and
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. Risks that contribute to the uncertain nature of the forward-looking statements include, among others, the Company’s ability to retain existing hosts and guests and add new hosts and guests; any decline or disruption in the travel and hospitality industries or economic downturn; the Company’s ability to compete successfully; changes to the laws and regulations that may limit hosts’ ability and willingness to provide their listings, and/or result in significant fines, liabilities, and penalties to the Company; the effect of extensive regulation and oversight, litigation, and other proceedings related to the Company’s business in a variety of areas; the effects of the COVID-19 pandemic on the Company’s business, including as a result of new strains or variants of the virus, the travel industry, travel trends, and the global economy generally; the Company’s ability to maintain its brand and reputation, and effectively drive traffic to its platform; the effectiveness of the Company’s strategy and business initiatives, including measures to improve trust and safety; the Company’s operations in international markets; the Company’s indebtedness; the Company’s final closing procedures, final adjustments, and other developments that may arise in the course of audit and review procedures; and changes in political, business, and economic conditions; as well as other risks listed or described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,874	$7,829
Short-term investments (including assets reported at fair value of $2,507 and $2,524, respectively)	3,197	3,264
Funds receivable and amounts held on behalf of customers	5,869	8,737
Prepaids and other current assets (including customer receivables of $249 and $212 and allowances of $44 and $37, respectively)	569	563
Total current assets	16,509	20,393
Deferred tax assets, net	2,881	2,886
Goodwill and intangible assets, net	792	786
Other assets, noncurrent	463	472
Total assets	$20,645	$24,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,968
Funds payable and amounts payable to customers	5,869	8,737
Unearned fees	1,427	2,434
Total current liabilities	9,950	14,139
Long-term debt	1,991	1,992
Other liabilities, noncurrent	539	510
Total liabilities	12,480	16,641
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 438 and 443 shares issued & outstanding, respectively; Class B - authorized 710 shares; 200 and 193 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares of Class C common stock issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,639	11,819
Accumulated other comprehensive loss	(49)	(9)
Accumulated deficit	(3,425)	(3,914)
Total stockholders’ equity	8,165	7,896
Total liabilities and stockholders’ equity	$20,645	$24,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Revenue	$1,818	$2,142
Costs and expenses:
Cost of revenue	428	480
Operations and support	282	285
Product development	420	475
Sales and marketing	450	514
General and administrative	243	287
Total costs and expenses	1,823	2,041
Income (loss) from operations	(5)	101
Interest income	146	202
Other expense, net	(11)	(10)
Income before income taxes	130	293
Provision for income taxes	13	29
Net income	$117	$264
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.18	$0.41
Diluted	$0.18	$0.41
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	634	638
Diluted	670	654
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Net income	$117	$264
Other comprehensive income:
Net unrealized income (loss) on available-for-sale marketable securities, net of tax	3	(3)
Net unrealized income (loss) on cash flow hedges, net of tax	(4)	48
Foreign currency translation adjustments	3	(5)
Other comprehensive income	2	40
Comprehensive income	$119	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	631	$—	*	$11,557	$(32)	$(5,965)	$5,560
Net income	—	—		—	—	117	117
Other comprehensive income	—	—		—	2	—	2
Exercise of common stock options	2	—	*	17	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1	—	*	(155)	—	—	(155)
Stock-based compensation	—	—		243	—	—	243
Repurchases of common stock	(4)	—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630	—		$11,662	$(30)	$(6,341)	$5,291

	Three Months Ended March 31, 2024
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	638	$—	*	$11,639	$(49)	$(3,425)	$8,165
Net income	—	—		—	—	264	264
Other comprehensive income	—	—		—	40	—	40
Exercise of common stock options	1	—	*	46	—	—	46
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(168)	—	—	(168)
Stock-based compensation	—	—		302	—	—	302
Repurchases of common stock	(5)	—	*	—	—	(753)	(753)
Balances as of March 31, 2024	636	—		$11,819	$(9)	$(3,914)	$7,896
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income	$117	$264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11	14
Stock-based compensation expense	240	295
Other, net	12	4
Changes in operating assets and liabilities:
Prepaids and other assets	(32)	13
Accrued expenses and other liabilities	250	325
Unearned fees	989	1,008
Net cash provided by operating activities	1,587	1,923
Cash flows from investing activities:
Purchases of short-term investments	(1,094)	(826)
Sales and maturities of short-term investments	917	756
Other investing activities, net	(6)	(14)
Net cash used in investing activities	(183)	(84)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(151)	(155)
Proceeds from exercise of equity awards	17	46
Repurchases of common stock	(493)	(750)
Change in funds payable and amounts payable to customers	2,913	2,993
Net cash provided by financing activities	2,286	2,134
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	79	(111)
Net increase in cash, cash equivalents, and restricted cash	3,769	3,862
Cash, cash equivalents, and restricted cash, beginning of period	12,103	12,667
Cash, cash equivalents, and restricted cash, end of period	$15,872	$16,529
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$11	$29

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2024. The results for the interim periods are not necessarily indicative of results for the full year. Certain immaterial amounts in prior periods have been reclassified to conform with current period presentation.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows for these interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to bad debt reserves, fair value of investments, useful lives of long-lived assets and intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, valuation of common stock, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

As the impact of the uncertain macroeconomic conditions, including inflation and rising interest rates, continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the unaudited condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future unaudited condensed consolidated financial statements could be affected.

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued guidance related to the fair value measurement of an equity security subject to contractual sale restrictions that prohibit the sale of the equity security. The new guidance also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The Company adopted the guidance effective January 1, 2024. There was no impact to the Company’s unaudited condensed consolidated financial statements upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued an update which expands income tax disclosure in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for public companies in fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the update retrospectively. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its unaudited condensed consolidated financial statements other than the expanded footnote disclosure.

In November 2023, the FASB issued an update to improve disclosure of reportable segments on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The update is effective for public companies in fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, on a retrospective basis with early adoption permitted. The Company does not expect the adoption of the new guidance to have a material impact on its unaudited condensed consolidated financial statements other than the expanded footnote disclosure.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its unaudited condensed consolidated financial statements or disclosures.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2023	March 31, 2024
Cash and cash equivalents	$6,874	$7,829
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,769	8,665
Restricted cash included in prepaids and other current assets	24	35
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,667	$16,529

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2023	March 31, 2024
Other assets, noncurrent:
Property and equipment, net	$160	$171
Operating lease right-of-use assets	119	111
Other	184	190
Other assets, noncurrent	$463	$472

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and withholding tax reserves	$1,119	$1,455
Compensation and employee benefits	436	346
Accounts payable	141	184
Operating lease liabilities, current	61	61
Other	897	922
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,968

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$252	$237
Other liabilities, noncurrent	287	273
Other liabilities, noncurrent	$539	$510

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended March 31,
	2023	2024
Reductions to revenue	$77	$87
Charges to operations and support	22	20
Charges to sales and marketing expense	13	9
Total payments made to customers	$112	$116

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended March 31,
	2023	2024
North America	$925	$1,015
Europe, the Middle East, and Africa	458	567
Latin America	235	307
Asia Pacific	200	253
Total revenue disaggregated by geographic region	$1,818	$2,142

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$172	$—	$—	$172
Government bonds	332	1	—	333
Commercial paper	366	—	—	366
Corporate debt securities	1,490	4	(3)	1,491
Mortgage-backed and asset-backed securities	148	1	(4)	145
Total debt securities	2,508	6	(7)	2,507
Time deposits	690	—	—	690
Total short-term investments	$3,198	$6	$(7)	$3,197

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$13	$—	$—	$13
Government bonds	345	—	—	345
Commercial paper	500	—	—	500
Corporate debt securities	1,480	3	(4)	1,479
Mortgage-backed and asset-backed securities	191	—	(4)	187
Total debt securities	2,529	3	(8)	2,524
Time deposits	740	—	—	740
Total short-term investments	$3,269	$3	$(8)	$3,264

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 and March 31, 2024, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from accumulated other comprehensive loss (“AOCI”) to other expense, net were not material for the three months ended March 31, 2023 and 2024. Realized gains and losses reclassified from AOCI to other expense, net were not material for the three months ended March 31, 2023 and 2024.

Debt securities in an unrealized loss position had an estimated fair value of $777 million and $1.1 billion, and unrealized losses of $16 million and $18 million as of December 31, 2023 and March 31, 2024, respectively. A total of $283 million and $479 million of these securities, with unrealized losses of $14 million and $16 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2023 and March 31, 2024, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,489	$1,489
Due after one year through five years	957	947
Due after five years	96	92
Total	$2,542	$2,528

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,018	$—	$—	$2,018
Certificates of deposit	—	1	—	1
Government bonds	—	115	—	115
Commercial paper	—	223	—	223
Corporate debt securities	—	12	—	12
	2,018	351	—	2,369
Short-term investments:
Certificates of deposit	—	172	—	172
Government bonds	—	333	—	333
Commercial paper	—	366	—	366
Corporate debt securities	—	1,491	—	1,491
Mortgage-backed and asset-backed securities	—	145	—	145
	—	2,507	—	2,507
Funds receivable and amounts held on behalf of customers:
Money market funds	1,360	—	—	1,360
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,378	$2,885	$4	$6,267
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$55	$—	$55
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$60	$—	$60

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,144	$—	$—	$2,144
Government bonds	—	124	—	124
Commercial paper	—	251	—	251
Corporate debt securities	—	39	—	39
	2,144	414	—	2,558
Short-term investments:
Certificates of deposit	—	13	—	13
Government bonds	—	345	—	345
Commercial paper	—	500	—	500
Corporate debt securities	—	1,479	—	1,479
Mortgage-backed and asset-backed securities	—	187	—	187
	—	2,524	—	2,524
Funds receivable and amounts held on behalf of customers:
Money market funds	2,277	—	—	2,277
Prepaids and other current assets:
Foreign exchange derivative assets	—	35	—	35
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$4,421	$2,973	$4	$7,398
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$15	$—	$15
Total liabilities at fair value	$—	$15	$—	$15

There were no material changes in unrealized losses included in other comprehensive income relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the three months ended March 31, 2023 and 2024.

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2023 and 2024.

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

Foreign Exchange Risk

To protect revenue from fluctuations in foreign currency exchange rates, the Company may enter into forward contracts, option contracts, or other instruments, and may designate these instruments as cash flow hedges. The Company generally hedges portions of its forecasted foreign currency exposure associated with revenue, for up to 18 months.

The Company may also enter into derivative instruments that are not designated as accounting hedges to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2023	March 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$21
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	—	1
Total derivatives designated as hedging instruments		$4	$22

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$15

	Derivative Liabilities(1)
	Location	December 31, 2023	March 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$25	$4
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	5	—
Total derivatives designated as hedging instruments		$30	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$30	$11

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of March 31, 2024, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $15 million, resulting in net derivative assets of $22 million.

The effect of derivative instruments designated as hedging instruments on the unaudited condensed consolidated statements of operations was not material for the three months ended March 31, 2024.

Effect of derivative instruments designated as hedging instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges and the impact of these derivative contracts on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2024	2023	2024
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(4)	$50	$—	$2

As of March 31, 2024, cumulative unrealized gains recorded in AOCI, net of tax related to derivative instruments designated as hedging instruments were $17 million.

Effect of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the unaudited condensed consolidated statements of operations (in millions):

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Realized Loss on Derivatives		Unrealized Gain (Loss) on Derivatives
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2024	2023	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(20)	$(21)	$(1)	$11

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.0 billion and $2.2 billion as of December 31, 2023 and March 31, 2024, respectively.

As of March 31, 2024, approximately $16 million of deferred net gains on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Derivatives not designated as hedging instruments

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $3.1 billion as of December 31, 2023 and March 31, 2024, respectively.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2023 and March 31, 2024, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. Interest expense was immaterial for both the three months ended March 31, 2023 and 2024.

As of March 31, 2024, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of March 31, 2024, the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2024.

As of March 31, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense (in millions):

	Three Months Ended March 31,
	2023	2024
Operations and support	$15	$19
Product development	149	185
Sales and marketing	28	35
General and administrative	48	56
Stock-based compensation expense	$240	$295

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2023	134	7	$71.76	30	$85.35
Granted	(7)	—	—	7	166.17
Increase in shares available for grant	13	—	—	—	—
Options exercised/RSUs vested(1)	1	(1)	42.12	(2)	109.14
As of March 31, 2024	141	6	$80.12	35	$100.12

(1)RSUs vested are net of shares withheld for taxes.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2024	6	$80.12	5.87	$541
Options exercisable as of March 31, 2024	5	$66.85	5.12	$484

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Lodging Tax Obligations and Other Non-Income Tax Matters

Platform Related Taxes and Collection Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2024, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2023 and March 31, 2024, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $274 million and $508 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2023 and March 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $124 million, respectively. As of March 31, 2024, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $38 million to $48 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with customers, disputes involve the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such hosts. As of December 31, 2023 and March 31, 2024, the Company accrued a total of $521 million and $428 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of March 31, 2024, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $95 million to $115 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

The Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of March 31, 2024, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $320 million and $340 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

In 2017, Italy passed a law purporting to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative, on which the 2017 Law and the withholding obligations are based, is contrary to European Union (“EU”) law. In October 2023, the Italian national court upheld the ruling of the CJEU. The Company’s subsidiary in Italy and subsidiary in Ireland continue to be, or could be in the future, subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations.

In May 2023, the Guardia di Finanza de Milano (“GdF”) issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euro on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). Such agreement settles a dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. The GdF conducted a withholding tax audit of Airbnb Ireland UC for the 2022 and 2023 tax years and issued a report to the ITA in March 2024. The Company expects to begin settlement discussions with the ITA in the second quarter 2024.

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

In addition, as of December 31, 2023 and March 31, 2024, the Company accrued a total of $43 million and $45 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s unaudited condensed consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

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

The Company recorded income tax expense of $13 million and $29 million for the three months ended March 31, 2023 and 2024, respectively, which were primarily driven by current and deferred tax on U.S. and foreign earnings, the accrual of interest on certain uncertain tax positions, and the income tax benefit from excess tax benefits on stock-based compensation arising during the quarter.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. An acceptable outcome is not expected to be reached with IRS Appeals, and the Company expects to receive a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property consistent with the previously received NOPA, claiming that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute, including petitioning the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, appealing the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flow.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax known as the Corporate Alternative Minimum Tax (“CAMT”) on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. The Company anticipates paying a material amount of additional federal taxes in 2024 due to the CAMT. The additional CAMT will result in tax credits that are expected to offset the Company’s federal tax in subsequent years, thus there is no impact to the overall tax provision.

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2024
Net income	$117	$264
Add: convertible notes interest expense, net of tax	1	1
Net income - diluted	$118	$265
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	634	638
Effect of dilutive securities	36	16
Diluted	670	654
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.18	$0.41
Diluted	$0.18	$0.41

As of both March 31, 2023 and 2024, 9.6 million shares of RSUs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2023	2024
Stock options	1	2
RSUs	8	4
Total	9	6

Share Repurchase Program

In May 2023 and February 2024, the Company announced that its board of directors approved share repurchase programs to purchase up to $2.5 billion and $6.0 billion of the Company’s Class A common stock, respectively.

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

During the three months ended March 31, 2024, the Company repurchased and subsequently retired 4.7 million shares of Class A common stock for $750 million, which completed the repurchases authorized under the share repurchase program announced in May 2023. As of March 31, 2024, the Company had $6.0 billion available to repurchase shares of Class A common stock under its share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2023 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

First Quarter Financial Highlights

For the three months ended March 31, 2024, revenue grew by 18% to $2.1 billion, compared to the same period in the prior year, primarily due to a 9.5% increase in Nights and Experiences Booked of 11.5 million driving a 12% increase in Gross Booking Value (“GBV”) of $2.5 billion, a modest increase in Average Daily Rate (“ADR”), and the shift in timing of Easter from the second quarter of 2023 to the first quarter of 2024. The growth in revenue demonstrated the continued strong travel demand.

Net income for the three months ended March 31, 2024 increased by 126% to $264 million, compared to the same period in the prior year, driven by our revenue growth, increased interest income, and discipline in managing our cost structure.

Adjusted EBITDA1 for the three months ended March 31, 2024 increased 62% to $424 million, compared to the same period in the prior year, demonstrating the continued strength of our business, a modest increase in ADR, and discipline in managing our cost structure.

Our net cash provided by operating activities was $1.9 billion for the three months ended March 31, 2024, compared to $1.6 billion, in the same period in the prior year. We generated Free Cash Flow1 of $1.9 billion for the three months ended March 31, 2024, compared to $1.6 billion, in the same period in the prior year. The increase was primarily driven by growth in net income, and accrued expenses and other liabilities.

During the three months ended March 31, 2024, we repurchased 4.7 million shares of Class A common stock for $750 million, leaving $6.0 billion available to repurchase under our share repurchase program.

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

These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly titled metrics or measures presented by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided under the subsection titled “— Adjusted EBITDA Reconciliation” and “— Free Cash Flow Reconciliation” below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

Nights and Experiences Booked

Nights and Experiences Booked is a key measure of the scale of our platform, which in turn drives our financial performance. Nights and Experiences Booked on our platform in a period represents the sum of the total number of nights booked for stays and the total number of seats booked for experiences, net of cancellations and alterations that occurred in that period. For example, a booking made on February 15 would be reflected in Nights and Experiences Booked for our quarter ended March 31. If, in the example, the booking were canceled on
1 A reconciliation of non-GAAP financial measures to the most comparable U.S. GAAP financial measures is provided under the subsection titled “Key Business Metrics and Non-GAAP Financial Measures— Adjusted EBITDA Reconciliation” and “— Free Cash Flow Reconciliation” below.

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

For the three months ended March 31, 2024, we had 132.6 million Nights and Experiences Booked, a 9.5% increase from 121.1 million for the same period in the prior year. The increase was driven by growth across all regions, with the strongest growth in Asia Pacific and Latin America, as we continue to focus on international expansion.

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

For the three months ended March 31, 2024, our GBV was $22.9 billion, a 12% increase from $20.4 billion for the same period in the prior year. The increase was primarily due to an increase in Nights and Experiences Booked, combined with a modest increase in ADR. We saw GBV growth across all regions, with the strongest growth in Latin America and Asia Pacific.

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA and Free Cash Flow, which are described below. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other U.S. GAAP results. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes,
•other expense, net,
•interest income;
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements, and
•lodging taxes for which management believes it is probable that we may be held jointly liable with hosts for collecting and remitting such taxes, and the applicability of withholding taxes on payments made to such hosts.

Adjusted EBITDA Margin: Adjusted EBITDA divided by revenue.

•Enhances comparability on a consistent basis and provides investors with useful insight into the underlying trends of the business.

•Used by management to make operating decisions such as evaluating performance, performing strategic planning, and budgeting.

Free Cash Flow	Net cash provided by operating activities less purchases of property and equipment.
•Indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used for strategic initiatives.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions):

	Three Months Ended March 31,
	2023	2024
Net income	$117	$264
Net income as a percentage of revenue	6%	12%
Adjusted EBITDA	$262	$424
Adjusted EBITDA as a percentage of revenue	14%	20%

Net cash provided by operating activities	$1,587	$1,923
Net cash provided by operating activities as a percentage of revenue	87%	90%
Free Cash Flow	$1,581	$1,909
Free Cash Flow as a percentage of revenue	87%	89%

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	Three Months Ended March 31,
	2023	2024
Revenue	$1,818	$2,142

Net income	$117	$264
Adjusted to exclude the following:
Provision for income taxes	13	29
Other expense, net	11	10
Interest income	(146)	(202)
Depreciation and amortization	11	14
Stock-based compensation expense(1)	240	295
Acquisition-related impacts	12	6
Lodging tax reserves and reserves for host withholding taxes	4	8
Adjusted EBITDA	$262	$424
Adjusted EBITDA as a percentage of revenue	14%	20%

(1)Stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

Adjusted EBITDA increased by $162 million to $424 million and Adjusted EBITDA Margin increased from 14% to 20% for the three months ended March 31, 2024, compared to the same period in the prior year. The improvements in Adjusted EBITDA and Adjusted EBITDA Margin were primarily driven by the continued strength in our business, a modest increase in ADR, and discipline in managing our cost structure.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended March 31,
	2023	2024
Revenue	$1,818	$2,142

Net cash provided by operating activities	$1,587	$1,923
Purchases of property and equipment	(6)	(14)
Free Cash Flow	$1,581	$1,909
Free Cash Flow as a percentage of revenue	87%	89%
Other cash flow components:
Net cash used in investing activities	$(183)	$(84)
Net cash provided by financing activities	$2,286	$2,134

Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. The increase in Free Cash Flow for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily driven by growth in net income, and accrued expenses and other liabilities.

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Experiences Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA.

Our key business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees, a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2024
Revenue	$1,818	$2,142
Costs and expenses:
Cost of revenue	428	480
Operations and support(1)	282	285
Product development(1)	420	475
Sales and marketing(1)	450	514
General and administrative(1)	243	287
Total costs and expenses	1,823	2,041
Income (loss) from operations	(5)	101
Interest income	146	202
Other expense, net	(11)	(10)
Income before income taxes	130	293
Provision for income taxes	13	29
Net income	$117	$264

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Operations and support	$15	$19
Product development	149	185
Sales and marketing	28	35
General and administrative	48	56
Stock-based compensation expense	$240	$295

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2023	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	24	22
Operations and support	15	14
Product development	23	22
Sales and marketing	25	24
General and administrative	13	13
Total costs and expenses	100	95
Income (loss) from operations	—	5
Interest income	7	9
Other expense, net	—	(1)
Income before income taxes	7	13
Provision for income taxes	1	1
Net income	6%	12%

Comparison of the Three Months Ended March 31, 2024 with the Same Period in 2023

Revenue

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Revenue	$1,818	$2,142	18%

Revenue increased $324 million, or 18%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to a 9.5% increase in Nights and Experiences Booked driving a 12% increase in GBV, a modest increase in ADR, and the shift in timing of Easter from the second quarter of 2023 to the first quarter of 2024.

Cost of Revenue

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Cost of revenue	$428	$480	12%
Percentage of revenue	24%	22%

Cost of revenue increased $52 million, or 12%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to an increase in merchant fees of $56 million, largely due to an increase in pay-in volumes, and an increase in cloud computing costs of $8 million, due to increased server and data storage usage. These increases were partially offset by a reduction in chargebacks of $13 million.

Operations and Support

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Operations and support	$282	$285	1%
Percentage of revenue	15%	14%

Operations and support expense was relatively flat compared to the same period in the prior year.

Product Development

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Product development	$420	$475	13%
Percentage of revenue	23%	22%

Product development expense increased $55 million, or 13%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to a $51 million increase in payroll-related expenses due to growth in headcount and increased compensation costs.

Sales and Marketing

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Brand and performance marketing	$307	$370	21%
Field operations and policy	143	144	1%
Total sales and marketing	$450	$514	14%
Percentage of revenue	25%	24%

Sales and marketing expense increased $64 million, or 14%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase was primarily due to a $60 million increase in marketing activities associated with ongoing marketing campaigns, and search engine marketing.

General and Administrative

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
General and administrative	$243	$287	18%
Percentage of revenue	13%	13%

General and administrative expense increased $44 million, or 18%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to a $21 million increase in non-income taxes and a $15 million increase in non-recurring employee taxes.

Interest Income

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Interest income	$146	$202	38%
Interest income increased $56 million, or 38%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to higher cash and investment balances and higher interest rates.

Other Expense, Net

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Other expense, net	$(11)	$(10)	(9)%

Other expense, net was relatively flat compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
	2023	2024	% Change
	(in millions, except percentages)
Provision for income taxes	$13	$29	123%

The provision for income taxes increased primarily due to increased profitability, additional deferred tax expense resulting from last year’s valuation allowance release on our U.S. deferred tax assets and the utilization of some of those assets in the current year, the accrual of interest on certain uncertain tax positions, partially offset by the income tax benefit from excess tax benefits on stock-based compensation arising during the quarter.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known to as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for the three months ended March 31, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.1 billion. As of March 31, 2024, cash and cash equivalents totaled $7.8 billion, which included $2.2 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2024, short-term investments totaled $3.3 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $8.7 billion as of March 31, 2024, that we held for bookings in advance of guests completing check-ins that we record separately on our unaudited condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (or “G-SIBs”) which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the United States are sufficient to fund our working capital needs in the United States.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of March 31, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Material Cash Requirements

As of March 31, 2024, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

In February 2024, our board of directors approved an additional share repurchase program to purchase up to $6.0 billion of our Class A common stock. During the three months ended March 31, 2024, we repurchased an aggregate of 4.7 million shares of Class A common stock for $750 million through our share repurchase programs. As of March 31, 2024, we had $6.0 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2024
Net cash provided by operating activities	$1,587	$1,923
Net cash used in investing activities	(183)	(84)
Net cash provided by financing activities	2,286	2,134
Effect of exchange rate changes on cash, cash equivalents and restricted cash	79	(111)
Net increase in cash, cash equivalents, and restricted cash	$3,769	$3,862

Net cash provided by operating activities for the three months ended March 31, 2024 was $1.9 billion, which was primarily due to net income of $264 million, additional cash provided by a $1.0 billion increase in unearned fees resulting from growth in bookings, and accrued expenses and other liabilities of $325 million. Additionally, we had adjustments for non-cash charges, primarily consisting of $295 million of stock-based compensation expense.

Net cash used in investing activities for the three months ended March 31, 2024 was $84 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash provided by financing activities for the three months ended March 31, 2024 was $2.1 billion, primarily due to a decrease in funds payable and amounts payable to customers of $3.0 billion, partially offset by share repurchases of $750 million and an increase in taxes paid related to net share settlement of equity awards of $155 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2024, we recorded a decrease of $111 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report for a discussion of the assumptions and judgments involved in our critical accounting estimates. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”). Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2024 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31	—	$—	—	$750
February 1 - 29	1.2	$150.25	1.2	$6,570
March 1 - 31	3.5	$162.87	3.5	$6,000
Total	4.7	$159.65	4.7

(1)Includes broker commissions.
(2)On May 9, 2023 and February 13, 2024, we announced that our board of directors approved share repurchase programs with authorization to purchase up to $2.5 billion and $6.0 billion of our Class A common stock, respectively, at management’s discretion. The Company has repurchased the full amount of shares authorized for repurchase under the May 2023 repurchase program. The share repurchase programs do not have an expiration date, do not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended March 31, 2024:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
David Bernstein, Chief Accounting Officer	Adopt	2/22/2024	1/27/2025	41,000
Brian Chesky, Chief Executive Officer and Director	Adopt	2/28/2024	11/11/2024	1,146,000
Joseph Gebbia, Director	Adopt	2/29/2024	10/31/2024	1,322,523

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended March 31, 2024.

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: May 8, 2024		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elinor Mertz
Date: May 8, 2024		Elinor Mertz Chief Financial Officer (Principal Financial Officer)