Form 10-Q
period 2024-06-30
Airbnb, Inc.
filed 2024-08-06
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 22, 2024, 440,002,134 shares of the registrant's Class A common stock were outstanding, 192,421,331 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our ability to successfully compete in our industry;
•our expectations regarding the resilience of our model, including in areas such as domestic travel, short-distance travel, travel outside of top cities, and long-term stays;
•our expectations regarding lodging tax obligations and other non-income tax matters;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2023	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$6,874	$7,882
Short-term investments (including assets reported at fair value of $2,507 and $2,629, respectively)	3,197	3,369
Funds receivable and amounts held on behalf of customers	5,869	10,342
Prepaids and other current assets (including customer receivables of $249 and $207 and allowances of $44 and $32, respectively)	569	659
Total current assets	16,509	22,252
Deferred tax assets, net	2,881	2,825
Goodwill and intangible assets, net	792	783
Other assets, noncurrent	463	460
Total assets	$20,645	$26,320
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,865
Funds payable and amounts payable to customers	5,869	10,342
Unearned fees	1,427	2,621
Total current liabilities	9,950	15,828
Long-term debt	1,991	1,993
Other liabilities, noncurrent	539	497
Total liabilities	12,480	18,318
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 438 and 442 shares issued & outstanding, respectively; Class B - authorized 710 shares; 200 and 192 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,639	12,116
Accumulated other comprehensive loss	(49)	(5)
Accumulated deficit	(3,425)	(4,109)
Total stockholders’ equity	8,165	8,002
Total liabilities and stockholders’ equity	$20,645	$26,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$2,484	$2,748	$4,302	$4,890
Costs and expenses:
Cost of revenue	432	506	860	986
Operations and support	317	338	599	623
Product development	451	519	871	994
Sales and marketing	486	573	936	1,087
General and administrative	275	315	518	602
Total costs and expenses	1,961	2,251	3,784	4,292
Income from operations	523	497	518	598
Interest income	191	226	337	428
Other expense, net	(38)	(42)	(49)	(52)
Income before income taxes	676	681	806	974
Provision for income taxes	26	126	39	155
Net income	$650	$555	$767	$819
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.02	$0.87	$1.21	$1.29
Diluted	$0.98	$0.86	$1.15	$1.26
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	635	635	634	636
Diluted	665	649	667	651
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$650	$555	$767	$819
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities, net of tax	(6)	(2)	(4)	(5)
Net unrealized gain (loss) on cash flow hedges, net of tax	2	14	(2)	62
Foreign currency translation adjustments	1	(8)	5	(13)
Other comprehensive income (loss)	(3)	4	(1)	44
Comprehensive income	$647	$559	$766	$863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	631	$—		$11,557	$(32)	$(5,965)	$5,560
Net income	—	—		—	—	117	117
Other comprehensive income	—	—		—	2	—	2
Exercise of common stock options	2	—	*	17	—	—	17
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1	—	*	(155)	—	—	(155)
Stock-based compensation	—	—		243	—	—	243
Repurchases of common stock	(4)	—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630	—		11,662	(30)	(6,341)	5,291
Net income	—	—		—	—	650	650
Other comprehensive loss	—	—		—	(3)	—	(3)
Exercise of common stock options, net of shares withheld for taxes	6	—	*	(561)	—	—	(561)
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(153)	—	—	(153)
Issuance of common stock under employee stock purchase plan	—	—	*	31	—	—	31
Stock-based compensation	—	—		311	—	—	311
Repurchases of common stock	(4)	—	*	—	—	(507)	(507)
Balances as of June 30, 2023	634	$—		$11,290	$(33)	$(6,198)	$5,059
*Amounts round to zero and do not change rounded totals.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended June 30, 2024
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	638	$—		$11,639	$(49)	$(3,425)	$8,165
Net income	—	—		—	—	264	264
Other comprehensive income	—	—		—	40	—	40
Exercise of common stock options	1	—	*	46	—	—	46
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	2	—	*	(168)	—	—	(168)
Stock-based compensation	—	—		302	—	—	302
Repurchases of common stock	(5)	—	*	—	—	(753)	(753)
Balances as of March 31, 2024	636	—		11,819	(9)	(3,914)	7,896
Net income	—	—		—	—	555	555
Other comprehensive income	—	—		—	4	—	4
Exercise of common stock options	1	—	*	16	—	—	16
Shares issued upon net settlement of warrants exercised	1	—	*	—	—	—	—
Issuance of common stock upon settlement of RSUs, net of shares withheld for taxes	1	—	*	(141)	—	—	(141)
Issuance of common stock under employee stock purchase plan	—	—	*	37	—	—	37
Stock-based compensation	—	—		385	—	—	385
Repurchases of common stock	(5)	—	*	—	—	(750)	(750)
Balances as of June 30, 2024	634	$—		$12,116	$(5)	$(4,109)	$8,002
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net income	$767	$819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20	28
Stock-based compensation expense	544	677
Deferred income taxes	—	65
Other, net	(17)	61
Changes in operating assets and liabilities:
Prepaids and other assets	(76)	(105)
Accrued expenses and other liabilities	95	230
Unearned fees	1,163	1,199
Net cash provided by operating activities	2,496	2,974
Cash flows from investing activities:
Purchases of short-term investments	(1,691)	(1,520)
Sales and maturities of short-term investments	1,503	1,348
Other investing activities, net	(15)	(22)
Net cash used in investing activities	(203)	(194)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(872)	(309)
Proceeds from exercise of equity awards and employee stock purchase plan	54	99
Repurchases of common stock	(1,000)	(1,499)
Change in funds payable and amounts payable to customers	4,271	4,654
Net cash provided by financing activities	2,453	2,945
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	132	(202)
Net increase in cash, cash equivalents, and restricted cash	4,878	5,523
Cash, cash equivalents, and restricted cash, beginning of period	12,103	12,667
Cash, cash equivalents, and restricted cash, end of period	$16,981	$18,190

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

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued guidance related to the fair value measurement of an equity security subject to contractual sale restrictions that prohibit the sale of the equity security. The new guidance also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The Company adopted the guidance effective January 1, 2024. There was no impact to the Company’s unaudited condensed consolidated financial statements or disclosures upon adoption.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2023	June 30, 2024
Cash and cash equivalents	$6,874	$7,882
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,769	10,273
Restricted cash included in prepaids and other current assets	24	35
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,667	$18,190

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Six Months Ended June 30,
	2023	2024
Cash paid for income taxes, net of refunds	$50	$127
Non-cash financing activities:
Net settlement of cashless stock options exercised	$36	$—
Net settlement of cashless warrants exercised	$—	$22

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2023	June 30, 2024
Other assets, noncurrent:
Property and equipment, net	$160	$170
Operating lease right-of-use assets	119	103
Other	184	187
Other assets, noncurrent	$463	$460

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and withholding tax reserves	$1,119	$1,400
Compensation and employee benefits	436	353
Accounts payable	141	163
Operating lease liabilities, current	61	59
Other	897	890
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,865

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$252	$222
Other liabilities, noncurrent	287	275
Other liabilities, noncurrent	$539	$497

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes total payments made to customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Reductions to revenue	$78	$118	$155	$205
Charges to operations and support	24	30	46	50
Charges to sales and marketing expense	16	10	29	19
Total payments made to customers	$118	$158	$230	$274

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
North America	$1,192	$1,308	$2,117	$2,323
Europe, the Middle East, and Africa	941	1,048	1,399	1,615
Latin America	163	185	398	492
Asia Pacific	188	207	388	460
Total revenue disaggregated by geographic region	$2,484	$2,748	$4,302	$4,890

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$172	$—	$—	$172
Government bonds	332	1	—	333
Commercial paper	366	—	—	366
Corporate debt securities	1,490	4	(3)	1,491
Mortgage-backed and asset-backed securities	148	1	(4)	145
Total debt securities	2,508	6	(7)	2,507
Time deposits	690	—	—	690
Total short-term investments	$3,198	$6	$(7)	$3,197

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$11	$—	$—	$11
Government bonds	353	—	(1)	352
Commercial paper	364	—	—	364
Corporate debt securities	1,688	1	(4)	1,685
Mortgage-backed and asset-backed securities	221	—	(4)	217
Total debt securities	2,637	1	(9)	2,629
Time deposits	740	—	—	740
Total short-term investments	$3,377	$1	$(9)	$3,369

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

As of December 31, 2023 and June 30, 2024, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from accumulated other comprehensive loss (“AOCI”) to other expense, net, were not material for the three and six months ended June 30, 2023 and 2024. Realized gains and losses reclassified from AOCI to other expense, net, were not material for the three and six months ended June 30, 2023 and 2024.

Debt securities in an unrealized loss position had an estimated fair value of $777 million and $1.6 billion, and unrealized losses of $16 million and $19 million as of December 31, 2023 and June 30, 2024, respectively. A total of $283 million and $475 million of these securities, with unrealized losses of $14 million and $17 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2023 and June 30, 2024, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,813	$1,811
Due after one year through five years	740	729
Due after five years	97	93
Total	$2,650	$2,633

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $83 million and $38 million as of December 31, 2023 and June 30, 2024, respectively, and are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

For the three and six months ended June 30, 2024, the Company recorded a non-cash impairment charge of $45 million due to a downward adjustment for an observable price change. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and six months ended June 30, 2023 in the comparative period. As of June 30, 2024, the cumulative impairment and downward adjustments for observable price changes were $101 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,018	$—	$—	$2,018
Certificates of deposit	—	1	—	1
Government bonds	—	115	—	115
Commercial paper	—	223	—	223
Corporate debt securities	—	12	—	12
	2,018	351	—	2,369
Short-term investments:
Certificates of deposit	—	172	—	172
Government bonds	—	333	—	333
Commercial paper	—	366	—	366
Corporate debt securities	—	1,491	—	1,491
Mortgage-backed and asset-backed securities	—	145	—	145
	—	2,507	—	2,507
Funds receivable and amounts held on behalf of customers:
Money market funds	1,360	—	—	1,360
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,378	$2,885	$4	$6,267
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$55	$—	$55
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$60	$—	$60

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,446	$—	$—	$1,446
Government bonds	—	102	—	102
Commercial paper	—	144	—	144
Corporate debt securities	—	54	—	54
	1,446	300	—	1,746
Short-term investments:
Certificates of deposit	—	11	—	11
Government bonds	—	352	—	352
Commercial paper	—	364	—	364
Corporate debt securities	—	1,685	—	1,685
Mortgage-backed and asset-backed securities	—	217	—	217
	—	2,629	—	2,629
Funds receivable and amounts held on behalf of customers:
Money market funds	2,701	—	—	2,701
Prepaids and other current assets:
Foreign exchange derivative assets	—	63	—	63
Other assets, noncurrent:
Foreign exchange derivative assets	—	1	—	1
Corporate debt securities	—	—	4	4
Total assets at fair value	$4,147	$2,993	$4	$7,144
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$13	$—	$13
Total liabilities at fair value	$—	$13	$—	$13

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the six months ended June 30, 2023 and 2024.

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2023 and 2024.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2023	June 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$26
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	—	1
Total derivatives designated as hedging instruments		$4	$27

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$37

	Derivative Liabilities(1)
	Location	December 31, 2023	June 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$25	$3
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	5	—
Total derivatives designated as hedging instruments		$30	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$30	$10

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of June 30, 2024, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $13 million, resulting in net derivative assets of $51 million.

The effect of derivative instruments designated as hedging instruments on the unaudited condensed consolidated statements of operations was not material for the three and six months ended June 30, 2024.

Derivative instruments designated as hedging instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Gain Reclassified from AOCI into Revenue
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024	2023	2024	2023	2024
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$2	$21	$(2)	$71	$—	$7	$—	$9

As of June 30, 2024, cumulative unrealized gains recorded in AOCI, net of tax related to derivative instruments designated as hedging instruments were $62 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative instruments not designated as hedging instruments

The following table presents the impact of activity of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives				Unrealized Gain on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024	2023	2024	2023	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(64)	$2	$(84)	$(19)	$13	$23	$12	$34

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $2.2 billion as of December 31, 2023 and June 30, 2024, respectively.

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.0 billion and $2.2 billion as of December 31, 2023 and June 30, 2024, respectively.

As of June 30, 2024, approximately $25 million of deferred net gains on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2023 and June 30, 2024, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. Interest expense was immaterial for both the three and six months ended June 30, 2023 and 2024.

As of June 30, 2024, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of June 30, 2024, the total estimated fair value of the 2026 Notes was $1.8 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2024.

As of June 30, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense was $304 million and $382 million for the three months ended June 30, 2023 and 2024, and $544 million and $677 million for the six months ended June 30, 2023 and 2024, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options			Outstanding RSUs
	Shares Available for Grant	Number of Shares		Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2023	134	7		$71.76	30	$85.35
Granted	(9)	—	*	168.18	9	164.41
Increase in shares available for grant	13	—			—
Options exercised/RSUs vested(1)	2	(1)		40.96	(5)	122.39
Canceled	1	—	*		(1)	141.81
As of June 30, 2024	141	6		$87.61	33	$98.58

(1)RSUs vested are net of shares withheld for taxes.
*Shares round to zero and do not change rounded totals.

The Company recorded stock-based compensation expense related to RSUs of $286 million and $358 million for the three months ended June 30, 2023 and 2024, and $509 million and $629 million for the six months ended June 30, 2023 and 2024, respectively.

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

The following table summarizes options outstanding and exercisable as of June 30, 2024 (in millions):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding	6	$87.61	5.85	$425
Options exercisable	5	$71.11	4.95	$391

The Company recorded stock-based compensation expense related to stock options of $11 million and $14 million for the three months ended June 30, 2023 and 2024, and $21 million and $27 million for the six months ended June 30, 2023 and 2024, respectively.

Employee Stock Purchase Plan (“ESPP”)

Activities related to the Company’s ESPP were not material for the three and six months ended June 30, 2023 and 2024.

Restricted Stock Awards (“RSAs”)

Activities related to the Company’s RSAs were not material for the three and six months ended June 30, 2023 and 2024.

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of June 30, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Lodging Tax Obligations and Other Non-Income Tax Matters

Platform Related Taxes and Collection Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2024, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023 and June 30, 2024, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $274 million and $400 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2023 and June 30, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $160 million, respectively. As of June 30, 2024, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $41 million to $51 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers. Such disputes involve the applicability of transactional taxes (such as sales, value-added, business, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such hosts.

As of June 30, 2024, the Company accrued $23 million related to the Canada Digital Services Tax that was enacted on June 28, 2024, which was retroactive to January 1, 2022. The amount accrued related to years 2022 and 2023 was $20 million. In addition, the Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of June 30, 2024, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $355 million and $375 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2023 and June 30, 2024, the Company accrued a total of $521 million and $445 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of June 30, 2024, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $145 million to $155 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

In May 2023, the Guardia di Finanza de Milano (“GdF”) issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euro on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). Such agreement settles a dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. The GdF conducted a withholding tax audit of Airbnb Ireland UC for the 2022 and 2023 tax years and issued a report to the ITA in March 2024. The Company began settlement discussions with the ITA in June 2024 and expects to reconvene with the ITA in the third quarter of 2024.

With respect to all other transactional taxes and withholding tax on payments made to hosts for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

In addition, as of December 31, 2023 and June 30, 2024, the Company accrued a total of $43 million and $63 million of estimated tax liabilities related to employment taxes on certain employee benefits, respectively.

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

The Company recorded income tax expense of $26 million and $126 million for the three months ended June 30, 2023 and 2024, and $39 million and $155 million for the six months ended June 30, 2023 and 2024, respectively, which primarily related to current and deferred tax on U.S. and foreign earnings, the accrual of interest on certain uncertain tax positions, and the income tax benefit from excess tax benefits on stock-based compensation arising during the quarter. The increase in tax expense was driven by deferred tax expense on the utilization of U.S. deferred tax assets due to the lack of a valuation allowance in the current period.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In the year ended December 31, 2019, new information became available which required the Company to remeasure its reserve for unrecognized tax benefits. The Company recorded additional tax expense of $196 million during the year ended December 31, 2019. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds its current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. An acceptable outcome was not reached with IRS Appeals, and in May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claims that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flow.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$650	$555	$767	$819
Add: convertible notes interest expense, net of tax	1	1	2	2
Net income - diluted	$651	$556	$769	$821
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	635	635	634	636
Effect of dilutive securities	30	14	33	15
Diluted	665	649	667	651
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.02	$0.87	$1.21	$1.29
Diluted	$0.98	$0.86	$1.15	$1.26

As of both June 30, 2023 and 2024, 9.6 million shares of RSUs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Stock options	2	2	2	2
RSUs	7	9	7	9
Total	9	11	9	11

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

During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 4.9 million and 9.6 million shares of Class A common stock for $749 million and $1.5 billion, respectively. The Company completed the repurchases authorized under the share repurchase program announced in May 2023 during the first quarter of 2024. As of June 30, 2024, the Company had $5.3 billion available to repurchase shares of Class A common stock under its share repurchase program.

Class A Common Stock Warrants

As of December 31, 2023, the Company had warrants outstanding to purchase 0.8 million shares of Class A common stock with an exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events. During the three months ended June 30, 2024, the warrants were exercised to purchase 0.8 million shares of Class A common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 0.7 million shares of the Class A common stock. As of June 30, 2024, there were no outstanding warrants.

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

Second Quarter Financial Highlights

For the three months ended June 30, 2024, revenue grew by 11% to $2.7 billion, compared to the same period in the prior year. The increase was primarily due to a 9% increase in Nights and Experiences Booked of 10.0 million, driving an 11% increase in Gross Booking Value (“GBV”) of $2.1 billion, a modest increase in Average Daily Rate (“ADR”), and the shift in timing of Easter from the second quarter of 2023 to the first quarter of 2024. The growth in revenue demonstrated the continued strong travel demand.

Net income for the three months ended June 30, 2024 decreased by 15% to $555 million, compared to the same period in the prior year, driven by an increase in income tax expense of $100 million, primarily due to additional deferred tax expense resulting from last year’s valuation allowance release on our U.S. deferred tax assets and the utilization of some of those assets in the current year. The decrease was largely offset by our revenue growth and increased interest income.

Adjusted EBITDA1 for the three months ended June 30, 2024 increased 9% to $894 million, compared to the same period in the prior year, demonstrating the continued strength of our business and a modest increase in ADR.

Cash provided by operating activities was $1.1 billion for the three months ended June 30, 2024, compared to $909 million, in the same period in the prior year. We generated Free Cash Flow1 of $1.0 billion for the three months ended June 30, 2024, compared to $900 million, in the same period in the prior year. The increase was primarily driven by our revenue growth and increase in deferred revenue for unearned fees.

During the three months ended June 30, 2024, we repurchased 4.9 million shares of Class A common stock for $749 million, leaving $5.3 billion available to repurchase under our share repurchase program.

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

For the three months ended June 30, 2024, we had 125.1 million Nights and Experiences, a 9% increase from 115.1 million for the same period in the prior year. For the six months ended June 30, 2024, we had 257.7 million Nights and Experiences Booked, a 9% increase from 236.2 million for the same period in the prior year. The increase was driven by growth across all regions, with the strongest growth percentages in Asia Pacific and Latin America, as we continue to focus on international expansion.

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

For the three months ended June 30, 2024, our GBV was $21.2 billion, a 11% increase from $19.1 billion for the same period in the prior year. For the six months ended June 30, 2024, our GBV was $44.1 billion, a 12% increase from $39.5 billion for the same period in the prior year. The increase was primarily due to an increase in Nights and Experiences Booked, combined with a modest increase in ADR. We saw GBV growth across all regions, with the strongest growth percentages in Asia Pacific and Latin America.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$650	$555	$767	$819
Net income as a percentage of revenue	26%	20%	18%	17%
Adjusted EBITDA	$819	$894	$1,081	$1,318
Adjusted EBITDA as a percentage of revenue	33%	33%	25%	27%

Net cash provided by operating activities	$909	$1,051	$2,496	$2,974
Net cash provided by operating activities as a percentage of revenue	37%	38%	58%	61%
Free Cash Flow	$900	$1,043	$2,481	$2,952
Free Cash Flow as a percentage of revenue	36%	38%	58%	60%

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$2,484	$2,748	$4,302	$4,890

Net income	$650	$555	$767	$819
Adjusted to exclude the following:
Provision for income taxes	26	126	39	155
Other expense, net	38	42	49	52
Interest income	(191)	(226)	(337)	(428)
Depreciation and amortization	9	14	20	28
Stock-based compensation expense(1)	304	382	544	677
Acquisition-related impacts	(15)	1	(3)	7
Lodging tax reserves and reserves for host withholding taxes	(2)	—	2	8
Adjusted EBITDA	$819	$894	$1,081	$1,318
Adjusted EBITDA as a percentage of revenue	33%	33%	25%	27%

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

Adjusted EBITDA increased by $75 million to $894 million while Adjusted EBITDA Margin remained consistent at 33% for the three months ended June 30, 2024 and 2023. Adjusted EBITDA increased by $237 million to $1.3 billion and Adjusted EBITDA margin increased from 25% to 27% for the six months ended June 30, 2024, compared to the same period in the prior year. The improvements in Adjusted EBITDA and Adjusted EBITDA Margin were primarily driven by the continued strength in our business and a modest increase in ADR.

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$2,484	$2,748	$4,302	$4,890

Net cash provided by operating activities	$909	$1,051	$2,496	$2,974
Purchases of property and equipment	(9)	(8)	(15)	(22)
Free Cash Flow	$900	$1,043	$2,481	$2,952
Free Cash Flow as a percentage of revenue	36%	38%	58%	60%
Other cash flow components:
Net cash used in investing activities	$(20)	$(110)	$(203)	$(194)
Net cash provided by financing activities	$167	$811	$2,453	$2,945

Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. The increase in Free Cash Flow for the three and six months ended June 30, 2024, compared to the same periods in the prior year, was primarily driven by growth in stock-based compensation expense, deferred income taxes, and accrued expenses and other liabilities.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$2,484	$2,748	$4,302	$4,890
Costs and expenses:
Cost of revenue	432	506	860	986
Operations and support(1)	317	338	599	623
Product development(1)	451	519	871	994
Sales and marketing(1)	486	573	936	1,087
General and administrative(1)	275	315	518	602
Total costs and expenses	1,961	2,251	3,784	4,292
Income from operations	523	497	518	598
Interest income	191	226	337	428
Other expense, net	(38)	(42)	(49)	(52)
Income before income taxes	676	681	806	974
Provision for income taxes	26	126	39	155
Net income	$650	$555	$767	$819

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Operations and support	$19	$24	$34	$43
Product development	191	239	340	424
Sales and marketing	36	46	64	81
General and administrative	58	73	106	129
Stock-based compensation expense	$304	$382	$544	$677

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	19	20	21
Operations and support	13	12	14	13
Product development	18	19	20	20
Sales and marketing	20	21	22	22
General and administrative	11	11	12	12
Total costs and expenses	79	82	88	88
Income from operations	21	18	12	12
Interest income	7	8	8	9
Other expense, net	(1)	(1)	(1)	(1)
Income before income taxes	27	25	19	20
Provision for income taxes	1	5	1	3
Net income	26%	20%	18%	17%

Comparison of the Three and Six Months Ended June 30, 2024 with the Same Periods in 2023

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Revenue	$2,484	$2,748	11%	$4,302	$4,890	14%

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Revenue increased $264 million, or 11%, for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to a 9% increase in Nights and Experiences Booked driving a 11% increase in GBV, and a modest increase in ADR.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Revenue increased $588 million, or 14%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to a 9% increase in Nights and Experiences Booked driving a 12% increase in GBV, and a modest increase in ADR.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Cost of revenue	$432	$506	17%	$860	$986	15%
Percentage of revenue	17%	19%		20%	21%

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Cost of revenue increased $74 million, or 17%, for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to an increase in merchant fees of $67 million, largely due to an increase in pay-in volumes and the impact of certain one-time incentives in 2023, and an increase in cloud computing costs of $6 million due to increased server and data storage usage. These increases were partially offset by a reduction in chargebacks of $7 million.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Cost of revenue increased $126 million, or 15%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to an increase in merchant fees of $123 million, due to an increase in pay-in volumes and the impact of certain one-time incentives in 2023, and an increase in cloud computing costs of $14 million, due to increased server and data storage usage. These increases were partially offset by a reduction in chargebacks of $21 million.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Operations and support	$317	$338	7%	$599	$623	4%
Percentage of revenue	13%	12%		14%	13%

Three and Six Months Ended June 30, 2024 Compared with the Same Periods in 2023

Operations and support expense was relatively flat compared to the same periods in the prior year.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Product development	$451	$519	15%	$871	$994	14%
Percentage of revenue	18%	19%		20%	20%

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Product development expense increased $68 million, or 15%, for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to a $60 million increase in payroll-related expenses.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Product development expense increased $123 million, or 14%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to a $111 million increase in payroll-related expenses.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Brand and performance marketing	$361	$384	6%	$668	$754	13%
Field operations and policy	125	189	51%	268	333	24%
Total sales and marketing	$486	$573	18%	$936	$1,087	16%
Percentage of revenue	20%	21%		22%	22%

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Sales and marketing expense increased $87 million, or 18%, for the three months ended June 30, 2024, compared to the same period in the prior year. The increase was primarily due to a $64 million increase in marketing activities associated with ongoing marketing campaigns and search engine marketing, and a $13 million increase in payroll-related expenses.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Sales and marketing expense increased $151 million, or 16%, for the six months ended June 30, 2024, compared to the same period in the prior year. The increase was primarily due to a $118 million increase in marketing activities associated with ongoing marketing campaigns and search engine marketing, and a $26 million increase in payroll-related expenses.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
General and administrative	$275	$315	15%	$518	$602	16%
Percentage of revenue	11%	11%		12%	12%

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

General and administrative expense increased $40 million, or 15%, for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to a $54 million increase in non-income taxes, including a $27 million increase in digital services taxes, primarily related to Canada’s Digital Services Tax enacted in June of 2024, which was retroactive to 2022. These increases were partially offset by a reduction in professional service fees of $13 million.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

General and administrative expense increased $84 million, or 16%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to a $73 million increase in non-income taxes, including an increase of $30 million in digital services taxes, primarily related to Canada’s Digital Services Tax enacted in June of 2024, which was retroactive to 2022, a $17 million increase in non-recurring employee taxes, and a $15 million increase in payroll-related expenses. These increases were partially offset by a reduction in professional service fees of $18 million.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Interest income	$191	$226	18%	$337	$428	27%
Three and Six Months Ended June 30, 2024 Compared with the Same Periods in 2023

Interest income increased $35 million, or 18%, for the three months ended June 30, 2024, and $91 million, or 27%, for the six months ended June 30, 2024, compared to the same periods in the prior year, primarily due to higher cash and investment balances and higher interest rates.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Other expense, net	$(38)	$(42)	11%	$(49)	$(52)	6%

Three and Six Months Ended June 30, 2024 Compared with the Same Periods in 2023

Other expense, net increased $4 million and $3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, primarily due to an impairment charge on an investment in a privately-held company of $45 million, partially offset by foreign exchange gains.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Provision for income taxes	$26	$126	385%	$39	$155	297%

Three and Six Months Ended June 30, 2024 Compared with the Same Periods in 2023

The provision for income taxes increased primarily due to increased profitability and additional deferred tax expense resulting from last year’s valuation allowance release on our U.S. deferred tax assets and the utilization of some of those assets in the current year, partially offset by the income tax benefit from excess tax benefits on stock-based compensation arising during the three and six months ended June 30, 2024.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known to as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for the three and six months ended June 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.3 billion. As of June 30, 2024, cash and cash equivalents totaled $7.9 billion, which included $2.1 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2024, short-term investments totaled $3.4 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $10.3 billion as of June 30, 2024, that we held for bookings in advance of guests completing check-ins that we record separately on our unaudited condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of June 30, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Material Cash Requirements

As of June 30, 2024, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

In February 2024, our board of directors approved an additional share repurchase program to purchase up to $6.0 billion of our Class A common stock. During the three and six months ended June 30, 2024, we repurchased an aggregate of 4.9 million and 9.6 million shares of Class A common stock for $749 million and $1.5 billion, respectively through our share repurchase programs. As of June 30, 2024, we had $5.3 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2023	2024
Net cash provided by operating activities	$2,496	$2,974
Net cash used in investing activities	(203)	(194)
Net cash provided by financing activities	2,453	2,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	132	(202)
Net increase in cash, cash equivalents, and restricted cash	$4,878	$5,523

Net cash provided by operating activities for the six months ended June 30, 2024 was $3.0 billion, which was primarily due to net income of $819 million, additional cash provided by unearned fees of $1.2 billion, resulting from growth in bookings, and increase from accrued expenses and other liabilities of $230 million. Additionally, we had adjustments for non-cash charges, primarily consisting of $677 million of stock-based compensation expense.

Net cash used in investing activities for the six months ended June 30, 2024 was $194 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2024 was $2.9 billion, primarily due to an increase in funds payable and amounts payable to customers of $4.7 billion, partially offset by share repurchases of $1.5 billion and an increase in taxes paid related to net share settlement of equity awards of $309 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2024, we recorded a decrease of $202 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2024. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2024 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30	1.5	$160.40	1.5	$5,751
May 1 - 31	2.0	$150.42	2.0	$5,464
June 1 - 30	1.4	$147.33	1.4	$5,251
Total	4.9	$152.67	4.9

(1)Includes broker commissions.
(2)On February 13, 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $6.0 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended June 30, 2024:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Nathan Blecharczyk, Chief Strategy Officer, Co-Founder, and Director	Adopt	5/31/2024	8/27/2025	869,042
Elinor Mertz, Chief Financial Officer	Adopt	5/31/2024	8/15/2025	146,533

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2024.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	6/7/2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1#	Employment Agreement by and between the Registrant and Elinor Mertz					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: August 6, 2024		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elinor Mertz
Date: August 6, 2024		Elinor Mertz Chief Financial Officer (Principal Financial Officer)