Form 10-Q
period 2024-09-30
Airbnb, Inc.
filed 2024-11-07
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(415) 728-0108
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

As of October 25, 2024, 432,876,590 shares of the registrant's Class A common stock were outstanding, 191,895,050 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding future operating performance, including Nights and Experiences Booked, Gross Booking Value (“GBV”), and Average Daily Rate;
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
•our expectations regarding fluctuations in our effective tax rate, including changes to valuation allowances, and the adequacy of our reserves;
•our expectations regarding the adequacy of our reserves and settlement discussions related to tax audits;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2023	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$6,874	$7,670
Short-term investments (including assets reported at fair value of $2,507 and $2,826, respectively)	3,197	3,583
Funds receivable and amounts held on behalf of customers	5,869	6,573
Prepaids and other current assets (including customer receivables of $249 and $210 and allowances of $44 and $35, respectively)	569	493
Total current assets	16,509	18,319
Deferred tax assets, net	2,881	2,601
Goodwill and intangible assets, net	792	783
Other assets, noncurrent	463	469
Total assets	$20,645	$22,172
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,654	$3,106
Funds payable and amounts payable to customers	5,869	6,573
Unearned fees	1,427	1,657
Total current liabilities	9,950	11,336
Long-term debt	1,991	1,994
Other liabilities, noncurrent	539	354
Total liabilities	12,480	13,684
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 438 and 435 shares issued & outstanding, respectively; Class B - authorized 710 shares; 200 and 192 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,639	12,378
Accumulated other comprehensive loss	(49)	(47)
Accumulated deficit	(3,425)	(3,843)
Total stockholders’ equity	8,165	8,488
Total liabilities and stockholders’ equity	$20,645	$22,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$3,397	$3,732	$7,699	$8,622
Costs and expenses:
Cost of revenue	459	465	1,319	1,451
Operations and support	316	369	915	992
Product development	419	524	1,290	1,518
Sales and marketing	403	514	1,339	1,601
General and administrative	304	335	822	937
Total costs and expenses	1,901	2,207	5,685	6,499
Income from operations	1,496	1,525	2,014	2,123
Interest income	192	207	529	635
Other income (expense), net	(9)	3	(58)	(49)
Income before income taxes	1,679	1,735	2,485	2,709
Provision for (benefit from) income taxes	(2,695)	367	(2,656)	522
Net income	$4,374	$1,368	$5,141	$2,187
Net income per share attributable to Class A and Class B common stockholders:
Basic	$6.83	$2.17	$8.08	$3.45
Diluted	$6.63	$2.13	$7.74	$3.38
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	640	631	636	634
Diluted	660	642	665	648
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$4,374	$1,368	$5,141	$2,187
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(1)	13	(5)	8
Net unrealized gain (loss) on cash flow hedges, net of tax	37	(68)	35	(6)
Foreign currency translation adjustments	(8)	13	(3)	—
Other comprehensive income (loss)	28	(42)	27	2
Comprehensive income	$4,402	$1,326	$5,168	$2,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine months ended September 30, 2023
	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	631	$—		$11,557	$(32)	$(5,965)	$5,560
Net income	—	—		—	—	117	117
Other comprehensive income	—	—		—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	*	(138)	—	—	(138)
Stock-based compensation	—	—		243	—	—	243
Repurchases of common stock	(4)	—	*	—	—	(493)	(493)
Balances as of March 31, 2023	630	—		11,662	(30)	(6,341)	5,291
Net income	—	—		—	—	650	650
Other comprehensive loss	—	—		—	(3)	—	(3)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	8	—	*	(714)	—	—	(714)
Issuance of common stock under employee stock purchase plan	— *	—	*	31	—	—	31
Stock-based compensation	—	—		311	—	—	311
Repurchases of common stock	(4)	—	*	—	—	(507)	(507)
Balances as of June 30, 2023	634	—		11,290	(33)	(6,198)	5,059
Net income	—	—		—	—	4,374	4,374
Other comprehensive income	—	—		—	28	—	28
Shares issued upon net settlement of warrants exercised	5	—	*	—	—	—	—
Common stock and stock-based awards issued, net of shares withheld for employee taxes	4	—	*	(131)	—	—	(131)
Stock-based compensation	—	—		293	—	—	293
Repurchases of common stock	(4)	—	*	—	—	(500)	(500)
Balances as of September 30, 2023	639	$—		$11,452	$(5)	$(2,324)	$9,123
*Amounts round to zero and do not change rounded totals.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine months ended September 30, 2024
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount
Balances as of December 31, 2023	638		$—		$11,639	$(49)	$(3,425)	$8,165
Net income	—		—		—	—	264	264
Other comprehensive income	—		—		—	40	—	40
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3		—	*	(122)	—	—	(122)
Stock-based compensation	—		—		302	—	—	302
Repurchases of common stock	(5)		—	*	—	—	(753)	(753)
Balances as of March 31, 2024	636		—		11,819	(9)	(3,914)	7,896
Net income	—		—		—	—	555	555
Other comprehensive income	—		—		—	4	—	4
Shares issued upon net settlement of warrants exercised	1		—	*	—	—	—	—
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2		—	*	(125)	—	—	(125)
Issuance of common stock under employee stock purchase plan	—	*	—	*	37	—	—	37
Stock-based compensation	—		—		385	—	—	385
Repurchases of common stock	(5)		—	*	—	—	(750)	(750)
Balances as of June 30, 2024	634		—		12,116	(5)	(4,109)	8,002
Net income	—		—		—	—	1,368	1,368
Other comprehensive loss	—		—		—	(42)	—	(42)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1		—	*	(103)	—	—	(103)
Stock-based compensation	—		—		365	—	—	365
Repurchases of common stock	(8)		—	*	—	—	(1,102)	(1,102)
Balances as of September 30, 2024	627		$—		$12,378	$(47)	$(3,843)	$8,488
*Amounts round to zero and do not change rounded totals.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net income	$5,141	$2,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28	43
Stock-based compensation expense	830	1,039
Deferred income taxes	(2,759)	304
Other, net	(9)	50
Changes in operating assets and liabilities:
Prepaids and other assets	(42)	(22)
Accrued expenses and other liabilities	348	218
Unearned fees	284	233
Net cash provided by operating activities	3,821	4,052
Cash flows from investing activities:
Purchases of short-term investments	(2,365)	(2,449)
Sales and maturities of short-term investments	1,828	2,079
Other investing activities, net	(30)	(26)
Net cash used in investing activities	(567)	(396)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1,023)	(422)
Proceeds from exercise of equity awards and employee stock purchase plan	68	107
Repurchases of common stock	(1,500)	(2,592)
Change in funds payable and amounts payable to customers	1,196	665
Net cash used in financing activities	(1,259)	(2,242)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	117
Net increase in cash, cash equivalents, and restricted cash	1,985	1,531
Cash, cash equivalents, and restricted cash, beginning of period	12,103	12,667
Cash, cash equivalents, and restricted cash, end of period	$14,088	$14,198

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued an update to improve the disclosures about an entity’s expenses, for both annual and interim periods in a tabular format in the footnotes to the financial statements, to include disaggregated information about specific categories underlying certain income statement expense line items. The update is effective for public companies on a prospective basis, with the option for retrospective application in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In December 2023, the FASB issued an update which expands income tax disclosure in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for public companies in fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the update retrospectively. Early adoption is permitted. The Company intends to adopt the new guidance on the effective date and does not expect the adoption to have a material impact on its unaudited condensed consolidated financial statements other than the expanded footnote disclosure.

In November 2023, the FASB issued an update to improve disclosure of reportable segments on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The update is effective for public companies in fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, on a retrospective basis with early adoption

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2023	September 30, 2024
Cash and cash equivalents	$6,874	$7,670
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,769	6,501
Restricted cash included in prepaids and other current assets	24	27
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,667	$14,198

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Nine Months Ended September 30,
	2023	2024
Cash paid for income taxes, net of refunds	$69	$302
Non-cash financing activities:
Net settlement of cashless stock options exercised	$36	$—
Net settlement of cashless warrants exercised	$171	$22

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2023	September 30, 2024
Other assets, noncurrent:
Property and equipment, net	$160	$166
Operating lease right-of-use assets	119	96
Other	184	207
Other assets, noncurrent	$463	$469

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,119	$1,473
Compensation and employee benefits	436	469
Accounts payable	141	181
Operating lease liabilities, current	61	54
Other	897	929
Accrued expenses, accounts payable, and other current liabilities	$2,654	$3,106

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$252	$211
Other liabilities, noncurrent	287	143
Other liabilities, noncurrent	$539	$354

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Reductions to revenue	$114	$153	$269	$358
Charges to operations and support	29	43	75	93
Charges to sales and marketing expense	18	25	47	44
Total payments made to customers	$161	$221	$391	$495

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
North America	$1,478	$1,572	$3,595	$3,895
Europe, the Middle East, and Africa	1,533	1,726	2,932	3,341
Latin America	178	199	576	691
Asia Pacific	208	235	596	695
Total revenue disaggregated by geographic region	$3,397	$3,732	$7,699	$8,622

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$172	$—	$—	$172
Government bonds	332	1	—	333
Commercial paper	366	—	—	366
Corporate debt securities	1,490	4	(3)	1,491
Mortgage-backed and asset-backed securities	148	1	(4)	145
Total debt securities	2,508	6	(7)	2,507
Time deposits	690	—	—	690
Total short-term investments	$3,198	$6	$(7)	$3,197

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Certificates of deposit	$10	$—	$—	$10
Government bonds	300	1	—	301
Commercial paper	231	—	—	231
Corporate debt securities	1,925	10	(1)	1,934
Mortgage-backed and asset-backed securities	350	2	(2)	350
Total debt securities	2,816	13	(3)	2,826
Time deposits	757	—	—	757
Total short-term investments	$3,573	$13	$(3)	$3,583

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

As of December 31, 2023 and September 30, 2024, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from accumulated other comprehensive loss (“AOCI”) to other income (expense), net, were not material for the three and nine months ended September 30, 2023 and 2024. Realized gains and losses reclassified from AOCI to other income (expense), net, were not material for the three and nine months ended September 30, 2023 and 2024.

Debt securities in an unrealized loss position had an estimated fair value of $777 million and $406 million, and unrealized losses of $16 million and $13 million as of December 31, 2023 and September 30, 2024, respectively. A total of $283 million and $202 million of these securities, with unrealized losses of $14 million and $12 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2023 and September 30, 2024, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,860	$1,863
Due after one year through five years	875	874
Due after five years	94	93
Total	$2,829	$2,830

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $83 million and $38 million as of December 31, 2023 and September 30, 2024, respectively, and are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

For the nine months ended September 30, 2024, the Company recorded a non-cash impairment charge of $45 million due to a downward adjustment for an observable price change. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three months ended September 30, 2024.

There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three and nine months ended September 30, 2023.

As of September 30, 2024, the cumulative impairment and downward adjustments for observable price changes were $101 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$2,018	$—	$—	$2,018
Certificates of deposit	—	1	—	1
Government bonds	—	115	—	115
Commercial paper	—	223	—	223
Corporate debt securities	—	12	—	12
	2,018	351	—	2,369
Short-term investments:
Certificates of deposit	—	172	—	172
Government bonds	—	333	—	333
Commercial paper	—	366	—	366
Corporate debt securities	—	1,491	—	1,491
Mortgage-backed and asset-backed securities	—	145	—	145
	—	2,507	—	2,507
Funds receivable and amounts held on behalf of customers:
Money market funds	1,360	—	—	1,360
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,378	$2,885	$4	$6,267
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$55	$—	$55
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$60	$—	$60

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,273	$—	$—	$1,273
Government bonds	—	47	—	47
Commercial paper	—	75	—	75
Corporate debt securities	—	23	—	23
	1,273	145	—	1,418
Short-term investments:
Certificates of deposit	—	10	—	10
Government bonds	—	301	—	301
Commercial paper	—	231	—	231
Corporate debt securities	—	1,934	—	1,934
Mortgage-backed and asset-backed securities	—	350	—	350
	—	2,826	—	2,826
Funds receivable and amounts held on behalf of customers:
Money market funds	1,640	—	—	1,640
Prepaids and other current assets:
Foreign exchange derivative assets	—	12	—	12
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$2,913	$2,983	$4	$5,900
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$72	$—	$72
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	2	—	2
Total liabilities at fair value	$—	$74	$—	$74

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended September 30, 2023 and 2024.

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2023 and 2024.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2023	September 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$12

	Derivative Liabilities(1)
	Location	December 31, 2023	September 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$25	$49
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	5	2
Total derivatives designated as hedging instruments		$30	$51

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$30	$23

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 30, 2024, the potential effect of these rights of off-set associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $12 million, resulting in net derivative liabilities of $62 million.

The effect of derivative instruments designated as hedging instruments on the unaudited condensed consolidated statements of operations was not material for the three and nine months ended September 30, 2024.

Derivative instruments designated as hedging instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Gain (Loss) Reclassified from AOCI into Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024	2023	2024	2023	2024
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$36	$(65)	$34	$6	$(1)	$3	$(1)	$12

As of September 30, 2024, cumulative unrealized losses recorded in AOCI, net of tax related to derivative instruments designated as hedging instruments were $37 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative instruments not designated as hedging instruments

The following table presents the impact of activity of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations (in millions):

	Realized Loss on Derivatives				Unrealized Gain (Loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024	2023	2024	2023	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(7)	$(15)	$(91)	$(34)	$54	$(38)	$66	$(4)

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $1.6 billion as of December 31, 2023 and September 30, 2024, respectively.

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.0 billion and $2.2 billion as of December 31, 2023 and September 30, 2024, respectively.

As of September 30, 2024, approximately $34 million of deferred net losses on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Note 7. Debt

Convertible Senior Notes

In 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee.

As of both December 31, 2023 and September 30, 2024, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion. Interest expense was immaterial for both the three and nine months ended September 30, 2023 and 2024.

As of September 30, 2024, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of September 30, 2024, the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2024.

As of September 30, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $286 million and $362 million for the three months ended September 30, 2023 and 2024, respectively, and $830 million and $1.0 billion for the nine months ended September 30, 2023 and 2024, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

		Outstanding Stock Options		Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2023	134	7	$71.76	30	$85.35
Granted	(12)	1	168.18	11	156.31
Increase in shares available for grant	13	—	—	—	—
Options exercised/RSUs vested(1)	3	(2)	41.38	(7)	127.68
Canceled	2	—	—	(2)	143.43
As of September 30, 2024	140	6	$88.11	32	$96.73

(1)RSUs vested are net of shares withheld for taxes.

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding taxes and $36 million of exercise cost.

The following table summarizes options outstanding and exercisable as of September 30, 2024 (in millions, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding	6	$88.11	5.48	$296
Options exercisable	5	$74.14	4.69	$286

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of September 30, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

On October 24, 2024, the Company entered into an eleventh amendment to the office lease agreement for the Company’s headquarters located at 888 Brannan Street in San Francisco. The impact of this amendment is not included in the unaudited condensed consolidated balance sheets as of September 30, 2024. The terms of the amendment will impact the consolidated financial statements as of December 31, 2024.

Under the amendment, the Company extended the term of the lease to September 30, 2037. The contractually agreed upon lease payments are approximately $178 million over the term of the lease extension. The Company will recognize the remeasurement of the right of use asset and liability in the consolidated balance sheets as of December 31, 2024.

Lodging Tax Obligations and Other Non-Income Tax Matters

Platform Related Taxes and Collection Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2024, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2023 and September 30, 2024, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $274 million and $442 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2023 and September 30, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $82 million, respectively. As of September 30, 2024, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $45 million to $55 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines or any tax authority asserts that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions, or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. Accordingly, the ultimate resolution of Lodging Taxes may be greater or less than the liabilities that the Company has recorded.

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

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers. Such disputes involve the applicability of transactional taxes (such as sales, value-added, business, digital service, and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to hosts.

The Company has estimated transactional tax liabilities in a certain number of jurisdictions where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of September 30, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $79 million. In addition, the Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of September 30, 2024, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $215 million and $245 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2023 and September 30, 2024, the Company accrued a total of $521 million and $445 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of September 30, 2024, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $150 million to $160 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

In 2017, Italy passed a law purporting to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). In December 2022, the CJEU found that European law does not prohibit member states from passing legislation requiring short-term rental platforms to withhold income taxes from their hosts, however a requirement to appoint a tax representative, on which the 2017 Law and the withholding obligations are based, is contrary to European Union (“EU”) law. In October 2023, the Italian national court upheld the ruling of the CJEU. The subsidiary in Ireland continues to be subject to tax audits in Italy. It and other group subsidiaries, including the Italian subsidiary, could in the future be subject to further tax audits in Italy, including in relation to permanent establishment, transfer pricing, and withholding obligations.

In May 2023, the Guardia di Finanza de Milano (“GdF”) issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euro on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). Such agreement settles a dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. The GdF conducted a withholding tax audit of Airbnb Ireland UC for the 2022 and 2023 tax years and issued a report to the ITA in March 2024. The Company has been in ongoing settlement discussions with the ITA since June 2024, which are expected to continue through the fourth quarter of 2024.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 10. Income Taxes

The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including accurately predicting the Company’s pre-tax and taxable income and the mix of jurisdictions to which they relate, intercompany transactions, audit-related developments, and changes in statutes, regulations, case law, and administrative actions.

The Company recorded income tax benefit of $2.7 billion for both the three and nine months ended September 30, 2023. The income tax benefit was primarily due to the release of the valuation allowance of certain U.S. federal and state deferred tax assets during the three months ended September 30, 2023. The Company recorded income tax expense of $367 million and $522 million for the three and nine months ended September 30, 2024, respectively, which primarily related to current and deferred tax on U.S. and foreign earnings, net of the income tax benefit from excess tax benefits on stock-based compensation. The increase in tax expense was primarily driven by deferred tax expense on the utilization of U.S. deferred tax assets due to the lack of a valuation allowance in the current period.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. As of September 30, 2024, the Company continues to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds the reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. An acceptable outcome was not reached with IRS Appeals, and in May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claims that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flow.

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

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$4,374	$1,368	$5,141	$2,187
Add: convertible notes interest expense, net of tax	1	1	2	2
Net income - diluted	$4,375	$1,369	$5,143	$2,189
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	640	631	636	634
Effect of dilutive securities	20	11	29	14
Diluted	660	642	665	648
Net income per share attributable to Class A and Class B common stockholders:
Basic	$6.83	$2.17	$8.08	$3.45
Diluted	$6.63	$2.13	$7.74	$3.38

As of both September 30, 2023 and 2024, 9.6 million shares of RSUs were excluded from earning per share because they are subject to market and performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Stock options	2	2	2	2
RSUs	5	11	5	8
Total	7	13	7	10

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

During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 8.7 million and 18.3 million shares of Class A common stock for $1.1 billion and $2.6 billion, respectively. The Company completed the repurchases authorized under the share repurchase program announced in May 2023 during the first quarter of 2024. As of September 30, 2024, the Company had $4.2 billion available to repurchase shares of Class A common stock under its share repurchase program.

Class A Common Stock Warrants

As of December 31, 2023, the Company had warrants outstanding to purchase 0.8 million shares of Class A common stock with an exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events. During the three months ended June 30, 2024, the warrants were exercised to purchase 0.8 million shares of Class A common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 0.7 million shares of the Class A common stock. As of September 30, 2024, there were no outstanding warrants.

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

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to over 5 million hosts who have welcomed over 2 billion guest arrivals in almost every country and region across the globe. Every day, hosts offer unique stays and experiences that make it possible for guests to connect with communities in a more authentic way.

We have five stakeholders and we have designed our Company with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

Third Quarter Financial Highlights

For the three months ended September 30, 2024, revenue grew by 10% to $3.7 billion, compared to the same period in the prior year. The increase was primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked and a modest increase in Average Daily Rate (“ADR”).

Net income for the three months ended September 30, 2024 decreased by 69% to $1.4 billion, compared to the same period in the prior year, driven by an increase in income tax expense of $3.1 billion, primarily due to the prior year’s valuation allowance release of our U.S. deferred tax assets of $2.8 billion, and the recognition of deferred tax expense related to the utilization of some of those assets in the current year.

Adjusted EBITDA1 for the three months ended September 30, 2024 increased 7% to $2.0 billion, compared to the same period in the prior year, driven by growth in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

Cash provided by operating activities was $1.1 billion for the three months ended September 30, 2024, compared to $1.3 billion, in the same period in the prior year. We generated Free Cash Flow1 of $1.1 billion for the three months ended September 30, 2024, compared to $1.3 billion, in the same period in the prior year.

During the three months ended September 30, 2024, we repurchased 8.7 million shares of Class A common stock for $1.1 billion, leaving $4.2 billion available to repurchase under our share repurchase program.

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

For the three months ended September 30, 2024, we had 122.8 million Nights and Experiences Booked, an 8% increase from 113.2 million for the same period in the prior year. For the nine months ended September 30, 2024, we had 380.5 million Nights and Experiences Booked, a 9% increase from 349.4 million for the same period in the prior year. The increase was driven by growth across all regions, with the strongest growth percentages in Asia Pacific and Latin America, as we continue to focus on international expansion.

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

For the three months ended September 30, 2024, our GBV was $20.1 billion, a 10% increase from $18.3 billion for the same period in the prior year. For the nine months ended September 30, 2024, our GBV was $64.2 billion, an 11% increase from $57.8 billion for the same period in the prior year. The increase was primarily due to an increase in Nights and Experiences Booked, combined with a modest increase in ADR. We saw GBV growth across all regions, with the strongest growth percentages in Asia Pacific and EMEA.

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
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for (benefit from) income taxes,
•other income (expense), net,
•interest income,
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements, and
•lodging taxes for which we may have joint and several liability with hosts for collecting and remitting such taxes, withholding taxes on payments made to such hosts, and any related settlements and transactional taxes where there is significant ambiguity as to how the taxes apply to our platform.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$4,374	$1,368	$5,141	$2,187
Net income as a percentage of revenue	129%	37%	67%	25%
Adjusted EBITDA	$1,834	$1,958	$2,915	$3,276
Adjusted EBITDA as a percentage of revenue	54%	52%	38%	38%

Net cash provided by operating activities	$1,325	$1,078	$3,821	$4,052
Net cash provided by operating activities as a percentage of revenue	39%	29%	50%	47%
Free Cash Flow	$1,310	$1,074	$3,791	$4,026
Free Cash Flow as a percentage of revenue	39%	29%	49%	47%

Adjusted EBITDA Reconciliation

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$3,397	$3,732	$7,699	$8,622

Net income	$4,374	$1,368	$5,141	$2,187
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(2,695)	367	(2,656)	522
Other (income) expense, net	9	(3)	58	49
Interest income	(192)	(207)	(529)	(635)
Depreciation and amortization	8	15	28	43
Stock-based compensation expense(1)	286	362	830	1,039
Acquisition-related impacts	3	(2)	—	5
Lodging taxes, host withholding taxes, and transactional taxes, net	41	58	43	66
Adjusted EBITDA	$1,834	$1,958	$2,915	$3,276
Adjusted EBITDA as a percentage of revenue	54%	52%	38%	38%

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

Adjusted EBITDA increased by $124 million to $2.0 billion while Adjusted EBITDA Margin decreased slightly to 52% from 54% for the three months ended September 30, 2024, compared to the same period in the prior year. The increase in Adjusted EBITDA was primarily driven by growth in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

Adjusted EBITDA increased by $361 million to $3.3 billion while Adjusted EBITDA margin remained consistent at 38% for the nine months ended September 30, 2024, compared to the same period in the prior year. The improvements in Adjusted EBITDA were primarily driven by growth in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

During the three months ended September 2023, we released $2.8 billion of our valuation allowance related to our U.S. deferred tax assets (see Note 10, Income Taxes to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).

Free Cash Flow Reconciliation

The following is a reconciliation of Free Cash Flow to the most comparable U.S. GAAP cash flow measure, net cash provided by operating activities (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$3,397	$3,732	$7,699	$8,622

Net cash provided by operating activities	$1,325	$1,078	$3,821	$4,052
Purchases of property and equipment	(15)	(4)	(30)	(26)
Free Cash Flow	$1,310	$1,074	$3,791	$4,026
Free Cash Flow as a percentage of revenue	39%	29%	49%	47%

Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds. The decrease in Free Cash Flow for the three and nine months ended September 30, 2024, compared to the same periods in the prior year, was primarily driven by the decrease in net cash provided by operating activities.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$3,397	$3,732	$7,699	$8,622
Costs and expenses:
Cost of revenue	459	465	1,319	1,451
Operations and support(1)	316	369	915	992
Product development(1)	419	524	1,290	1,518
Sales and marketing(1)	403	514	1,339	1,601
General and administrative(1)	304	335	822	937
Total costs and expenses	1,901	2,207	5,685	6,499
Income from operations	1,496	1,525	2,014	2,123
Interest income	192	207	529	635
Other income (expense), net	(9)	3	(58)	(49)
Income before income taxes	1,679	1,735	2,485	2,709
Provision for (benefit from) income taxes	(2,695)	367	(2,656)	522
Net income	$4,374	$1,368	$5,141	$2,187

(1)Includes stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operations and support	$17	$22	$51	$65
Product development	175	230	515	654
Sales and marketing	33	43	97	124
General and administrative	61	67	167	196
Stock-based compensation expense	$286	$362	$830	$1,039

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	12	17	16
Operations and support	9	10	12	12
Product development	12	14	17	18
Sales and marketing	12	14	17	19
General and administrative	9	9	11	11
Total costs and expenses	56	59	74	76
Income from operations	44	41	26	24
Interest income	6	6	7	7
Other income (expense), net	—	—	—	—
Income before income taxes	50	47	33	31
Provision for (benefit from) income taxes	(79)	10	(34)	6
Net income	129%	37%	67%	25%

Comparison of the Three and Nine Months Ended September 30, 2024 with the Same Periods in 2023

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Revenue	$3,397	$3,732	10%	$7,699	$8,622	12%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Revenue increased $335 million, or 10%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

Nine months ended September 30, 2024 Compared with the Same Period in 2023

Revenue increased $923 million, or 12%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Cost of revenue	$459	$465	1%	$1,319	$1,451	10%
Percentage of revenue	14%	12%		17%	16%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Cost of revenue increased $6 million, or 1%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in merchant fees of $15 million, largely due to an increase in pay-in volumes, partially offset by a reduction in chargebacks of $11 million.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Cost of revenue increased $132 million, or 10%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in merchant fees of $137 million, due to an increase in pay-in volumes and the impact of certain one-time incentives in 2023, and an increase in cloud computing costs of $21 million, due to increased server and data storage usage. These increases were partially offset by a reduction in chargebacks of $31 million.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Operations and support	$316	$369	17%	$915	$992	8%
Percentage of revenue	9%	10%		12%	12%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Operations and support expense increased $53 million, or 17%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in customer relations costs of $17 million, which resulted from increased make good losses associated with higher nights booked, an increase in third-party customer service costs of $12 million, driven by the busy summer travel season, which included the Olympics and Paralympics, and an increase in insurance costs of $10 million, due to higher premiums as a result of higher nights booked.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Operations and support expense increased $77 million, or 8%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in customer relations costs of $21 million, mainly due to higher nights booked, an increase in insurance costs of $15 million, due to higher premiums as a result of higher nights booked, and a $27 million increase in payroll-related expenses.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Product development	$419	$524	25%	$1,290	$1,518	18%
Percentage of revenue	12%	14%		17%	18%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Product development expense increased $105 million, or 25%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $93 million increase in payroll-related expenses.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Product development expense increased $228 million, or 18%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $202 million increase in payroll-related expenses.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Brand and performance marketing	$264	$332	26%	$932	$1,086	17%
Field operations and policy	139	182	31%	407	515	27%
Total sales and marketing	$403	$514	28%	$1,339	$1,601	20%
Percentage of revenue	12%	14%		17%	19%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Sales and marketing expense increased $111 million, or 28%, for the three months ended September 30, 2024, compared to the same period in the prior year. The increase was primarily due to a $83 million increase in marketing activities associated with ongoing marketing campaigns and search engine marketing, and a $14 million increase in payroll-related expenses.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Sales and marketing expense increased $262 million, or 20%, for the nine months ended September 30, 2024, compared to the same period in the prior year. The increase was primarily due to a $200 million increase in marketing activities associated with ongoing marketing campaigns and search engine marketing, and a $40 million increase in payroll-related expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
General and administrative	$304	$335	10%	$822	$937	14%
Percentage of revenue	9%	9%		11%	11%

Three months ended September 30, 2024 Compared with the Same Period in 2023

General and administrative expense increased $31 million, or 10%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to higher non-income taxes and payroll-related expenses. Non-income taxes increased $22 million along with an increase in payroll-related expenses of $13 million.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

General and administrative expense increased $115 million, or 14%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to higher non-income taxes and payroll-related expenses. Non-income taxes increased $98 million along with an increase in payroll-related expenses of $28 million.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Interest income	$192	$207	8%	$529	$635	20%
Three and Nine Months Ended September 30, 2024 Compared with the Same Periods in 2023

Interest income increased $15 million, or 8%, for the three months ended September 30, 2024, and $106 million, or 20%, for the nine months ended September 30, 2024, compared to the same periods in the prior year, primarily due to higher cash and investment balances.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Other income (expense), net	$(9)	$3	133%	$(58)	$(49)	16%

Three months ended September 30, 2024 Compared with the Same Period in 2023

Other income (expense), net increased $12 million, or 133% for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to foreign exchange gains.

Nine months ended September 30, 2024 Compared with the Same Period in 2023

Other income (expense), net increased $9 million, or 16% for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to an impairment charge on an investment in a privately-held company of $45 million, partially offset by foreign exchange gains.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(2,695)	$367	114%	$(2,656)	$522	120%

Three and Nine Months Ended September 30, 2024 Compared with the Same Periods in 2023

The provision for income taxes during the three and nine months ended September 30, 2024 was driven by current tax on U.S. and foreign earnings and deferred tax expense resulting from last year’s valuation allowance release on our U.S. deferred tax assets and the utilization of some of those assets in the current year. The income tax benefit for the three and nine months ended September 30, 2023, was primarily due to the release of $2.8 billion of our valuation allowance related to certain of our U.S. deferred tax assets, as a discrete tax benefit during the three months ended September 30, 2023.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known to as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for the three and nine months ended September 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.3 billion. As of September 30, 2024, cash and cash equivalents totaled $7.7 billion, which included $2.2 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2024, short-term investments totaled $3.6 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $6.6 billion as of September 30, 2024, that we held for bookings in advance of guests completing check-ins that we record separately on our unaudited condensed consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of September 30, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q additional information.

Material Cash Requirements

As of September 30, 2024, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

In February 2024, our board of directors approved an additional share repurchase program to purchase up to $6.0 billion of our Class A common stock. During the three and nine months ended September 30, 2024, we repurchased an aggregate of 8.7 million and 18.3 million shares of Class A common stock for $1.1 billion and $2.6 billion, respectively through our share repurchase programs. As of September 30, 2024, we had $4.2 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2023	2024
Net cash provided by operating activities	$3,821	$4,052
Net cash used in investing activities	(567)	(396)
Net cash used in financing activities	(1,259)	(2,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	117
Net increase in cash, cash equivalents, and restricted cash	$1,985	$1,531

Net cash provided by operating activities for the nine months ended September 30, 2024 was $4.1 billion, which was primarily due to net income of $2.2 billion, additional cash provided by unearned fees of $233 million, resulting from growth in bookings, and an increase in accrued expenses and other liabilities of $218 million, which is net of a $163 million tax payment to the IRS related to a 2013 matter under examination. Additionally, we had adjustments for non-cash charges, primarily consisting of $1.0 billion of stock-based compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2024 was $396 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2024 was $2.2 billion, primarily due to share repurchases of $2.6 billion and an increase in taxes paid related to net share settlement of equity awards of $422 million, partially offset by an increase in funds payable and amounts payable to customers of $665 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the nine months ended September 30, 2024, we recorded a decrease of $117 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2024. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2024 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
July 1 -31	1.9	$147.54	1.9	$4,967
August 1 - 31	3.7	$118.93	3.7	$4,529
September 1 -30	3.1	$120.47	3.1	$4,158
Total	8.7	$125.82	8.7

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

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended September 30, 2024:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Aristotle Balogh, Chief Technology Officer	Adopt	8/30/2024	4/30/2025	128,799
Brian Chesky, Chief Executive Officer and Director	Adopt	8/22/2024	5/23/2025	1,135,300
Joseph Gebbia, Director	Adopt	8/20/2024	5/22/2025	3,086,102

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended September 30, 2024.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	6/7/2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1	Eleventh Amendment to Office Lease Agreement, dated October 24, 2024, by and among the Registrant and T-C 888 Brannan Owner					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: November 7, 2024		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elinor Mertz
Date: November 7, 2024		Elinor Mertz Chief Financial Officer (Principal Financial Officer)