Form 10-K
period 2024-12-31
Airbnb, Inc.
filed 2025-02-13
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $66.1 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of January 31, 2025, 432,876,657 shares of the registrant's Class A common stock were outstanding, 188,462,942 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

AIRBNB, INC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “commitment,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our expectations regarding our long-term growth strategy;
•our global expansion efforts, including our expectations regarding our global markets strategy and future investments in less mature markets;
•our expansion efforts beyond travel accommodations and our expectations regarding our multi-year product roadmap;
•our expectations regarding new products and offerings and investments in our platform;
•our initiatives related to trust and safety on our platform;
•our expectations regarding our technology platform and our continued technological investments and expectations around improvements to our foundational technology;
•our expectations regarding our investment in and the impact of our brand marketing, communications, and performance marketing strategy, and our ability to continue to attract guests and hosts to our platform through direct and unpaid channels;
•our approach to human capital management, including future headcount, our Live and Work Anywhere policy and other human capital initiatives and commitments;
•our expectations regarding our climate-related initiatives and commitments, including the purchase of carbon credits;
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business, both in the United States and internationally, and our expectations regarding various laws and restrictions that relate to our business;
•our expectations regarding the sufficiency of our insurance coverage;
•our expectations regarding the impact of future regulations on our business;
•our efforts to work with policymakers and governments to update laws and regulations that affect hosts and/or guests and to dispute regulations that unreasonably restrict the right to host;
•the effects of seasonal trends on our results of operations;
•our ability to attract and retain hosts and guests;
•our expectations regarding host activities, host earnings and our investments in our host community;
•our expectations regarding guest activities and our investments in our guest community;
•our expectations regarding our revenue growth rate;
•our expectations regarding our reliance on third-party payment service providers;
•our expectations regarding the success of integration acquisitions into our business or the success of businesses we may acquire;
•our ability to successfully compete in our industry;
•our ability to maintain, protect, and enhance our intellectual property;
•the effectiveness of our cybersecurity risk management program and strategy;
•our ability to successfully defend litigation brought against us and our expectations around the resolution of pending legal matters;
•our expectations around declaring or paying cash dividends, entering into credit agreements or other borrowing arrangements or repaying debt;
•future activity under our share repurchase program;
•the effects of our stakeholder approach to decision-making;
•our expectations regarding the resilience of our model and our ability to adapt to changes in the travel industry or economic environment;
•anticipated trends, developments, and challenges in our industry and business;
•the effects of inflation, tariffs, foreign currency fluctuations and other macroeconomic conditions, global events and geopolitical conflicts on the travel industry and our future operational results;
•our expectations regarding our financial performance, including our revenue, expenses, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization, and Free Cash Flow;
•our expectations regarding future operating performance, including Nights and Experiences Booked, Gross Booking Value (“GBV”), Average Daily Rate, and GBV per Night and Experience Booked;
•our expectations regarding fluctuations to our global average nights per booking;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs, and any future efforts to raise additional capital or incur additional indebtedness;
•the impact of exchange rate changes on our cash balances and our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•our expectations regarding our income tax liabilities, lodging tax obligations and other non-income tax liabilities, fluctuations in our effective tax rate, and uncertain tax positions;
•our expectations regarding the adequacy of our reserves and settlement discussions related to tax audits;
•our expectations regarding the impact of tax law changes;
•our expectations regarding our valuation allowance against our deferred tax assets, including related to our research and development tax credit generation; and
•our expectations regarding the impact of new accounting standards on our financial statements.

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

We include certain voluntary Environmental, Social and Governance (“ESG”) disclosures on our website and herein. Such disclosures are informed by various considerations, including third-party frameworks and stakeholder expectations; therefore, the information should not necessarily be considered material for SEC reporting purposes, even if we use “material” or similar language, such as assessment of ESG “materiality.” Particularly in the ESG context, “materiality” is subject to multiple definitions, which may differ from (and are often more expansive than) the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or information that is still evolving and subject to change, including the standards and expectations regarding greenhouse gas (“GHG”) accounting and the processes for classifying, measuring, and counting GHG emissions and GHG emission reductions, which are evolving. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Finally, any website or document references included herein are for convenience only and, unless indicated otherwise, are explicitly not incorporated by reference.

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

•We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.
•If we fail to retain or add hosts and guests, if hosts fail to provide high-quality stays and experiences, if our new offerings and initiatives are unsuccessful or if our community support offerings are inadequate, our business, results of operations, and financial condition would be materially adversely affected.
•If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.
•Certain host, guest, or third-party actions may undermine the safety or the perception of safety on our platform and our ability to attract and retain hosts and guests and materially adversely affect our reputation, business, results of operations, and financial condition.
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
•Changes in tax laws or tax rulings could materially adversely affect our business, results of operations and financial condition.
•We may have exposure to greater than anticipated income tax liabilities.
•Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform.
•We are subject to a wide variety of laws, regulations, and rules applicable to short-term rental, long-term rental and home sharing businesses, or that govern our business practices.
•We offer travel insurance products to guests, which subject us and our business to extensive laws, regulations, and supervision.

•Any failure or perceived failure to comply with extensive, complex, overlapping and frequently changing government regulation and oversight related to our payments operations could materially adversely affect our business, results of operations, and financial condition.
•Compliance with and any actual or perceived failure by us or our vendors to comply with federal, state, and foreign laws relating to data privacy, data security, artificial intelligence, marketing and consumer protection could result in significant expenditure and could materially adversely affect our business, results of operations, and financial condition.
•Our use of artificial intelligence and machine learning gives rise to legal, business, and operational risks.
•We could face liability for information or content on or accessible through our platform.
•Our share price has been, and may continue to be, volatile, and the value of our Class A common stock may decline.
•Our multi-series structure may have a material adverse effect on the market price of our Class A common stock.

PART I
Item 1. Business

Overview

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

Our Long-Term Growth Strategy

Our key strategic priorities include perfecting our core business, accelerating growth in global markets, and launching and scaling new offerings. Over the past several years, we have introduced hundreds of new features and upgrades to our platform spanning nearly every part of our service from pricing to quality to customer support. Additionally, we are leveraging our global markets strategy, which includes a more localized approach to product updates and marketing investments to raise awareness and consideration in less mature markets. Lastly, we are planning to expand our business beyond travel accommodations using our multi-year product roadmap to help drive long-term growth across new businesses.

Our Platform

Our Platform for Hosts

We built our platform to seamlessly onboard new hosts, especially those who previously had not considered hosting. We partner with hosts throughout the process of setting up their listing and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, host protections, pricing tools, and feedback from reviews. During 2024, we introduced Co-Host Network, which enables our hosts to find co-hosts who can help manage their listing. Co-hosts are experienced hosts who provide personalized support based on the hosts’ needs, from listing setup to managing bookings and communicating with guests.

Our Platform for Guests

Our website and mobile app provide our guests with an engaging way to explore and easily book a wide variety of unique homes and experiences. Over the last several years, we have launched a significant number of new features and upgrades through our biannual product releases to help guests find affordable, high quality and reliable stays across the platform.

Our System of Trust

The system for trust that we have designed includes the following components: host and guest reviews, account protection, risk scoring, secure payments, a nondiscrimination policy, watchlist and background checks in certain jurisdictions, cleanliness, fraud and scam prevention, insurance and similar protections, booking restrictions, an urgent safety line, a 24/7 neighborhood support line, anti-party technology, and a guest refund policy.

We offer protection for our hosts through AirCover for Hosts. AirCover for Hosts includes, among other features, guest property damage protection of up to $3 million per stay, liability coverage to hosts of up to $1 million per occurrence in the event of third-party claims of personal injury or property damage, deep cleaning protection, and pet damage protection.

We also offer AirCover for guests, which provides support for serious issues with a booking or during a stay, including host cancellations, inability to check-in, inaccurate listings, and a 24-hour safety support line.

We have new initiatives under development and will continue to create additional safety features to strengthen the trust and safety on our platform.

Our Technology

Our technology platform powers our two-sided marketplace and enables our global network of hosts and guests. Given the nature of the business, our technology platform has broad and complex requirements:

•Support of global payments. It enables guests and hosts to send and receive money in their preferred currency, supporting approximately 20 local payment methods. Designed for scalability and reliability, the platform ensures secure transactions through advanced protections against fraud and money laundering.

•Delivery of global community support. It provides multilingual, real-time community safety and support, and city-specific regulatory support.

•Delivery of deep business insights. It delivers deep business intelligence insights to manage our marketplace, including pricing insights and occupancy optimization for our hosts.

•Incorporation of artificial intelligence (“AI”) and machine learning. It incorporates sophisticated AI into key areas, from fraud detection, to personalized listing matching and enabling customized and real-time community support.

•Operation of a microservices architecture. We operate a microservices architecture and are evolving our foundational components to enable us to move rapidly in response to evolving customer needs without sacrificing correctness or stability.

As we continue to evolve our foundational technology, we are focused on the following broad capabilities:

•Data management systems that are designed to support user privacy, analytics, machine learning/AI, and business insights.

•Service reliability leading to best-in-class performance centered on availability, latency, disaster recovery and business continuity, security, testability, observability, operability, and agility.

•Cloud support focusing on robust capabilities for granular attribution and usage patterns to realize efficiency gains.

These continued technological investments aim to create a robust platform that allows us to more quickly adapt to the needs of our hosts and guests around the world and increase the productivity of our product development organization.

Our Marketing

Our marketing strategy includes brand marketing, communications, and performance marketing. Brand marketing increases awareness among potential hosts and guests, helping them understand the benefits of hosting and booking stays and experiences, and what makes these stays and experiences distinctly Airbnb. Our global communications team works across press, policy, and online influencers to share timely and important news about Airbnb. They also oversee the execution of a global consumer, product, corporate, and policy-communications plan that supports our brand strategy and generates considerable press and social media coverage. While performance marketing is one component of our multi-pronged strategy, the strength of the Airbnb brand and our communications strategy allows us to be less reliant on performance marketing.

Our Human Capital

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2024, we had approximately 7,300 employees.

As of December 31, 2024, we relied on a global network of approximately 11,000 third-party workers to handle the vast majority of our community support contacts. Our internal community support employees are comprised of operations teams who handle complex and sensitive issues, and enablement teams who support all community-facing teams, including our partners.

Attracting, recruiting, developing, and retaining talent from a wide range of backgrounds and experiences enables us to provide our hosts and guests with innovative products and services as well as serve our other stakeholders. Through our hiring process, we commit to finding the best, most qualified candidates for each role, while encouraging inclusion and eliminating bias. We are also focused on supporting all of our employees in continuing to grow and develop throughout the employee lifecycle.

Our Live and Work Anywhere policy allows for the vast majority of our employees to work remotely. We believe that expanding our talent pool beyond the commuting radius near our offices will allow us to attract the best employees over time, as it helps us to have a broader and more diverse range of qualified candidates for any given position. We aim to create a highly coordinated working culture, and as such, will continue to promote ways to keep employees highly engaged and connected by aligning employees’ work through our product roadmap, as well as curating employee collaboration sessions either in the office or at off-site locations.

Climate Change

In 2021, we committed to a goal to operate as a net zero company for our global corporate operations by 2030, reducing greenhouse gas emissions associated with our corporate operations across Scope 1 (direct emissions from stationary combustion and refrigerants), Scope 2 (indirect emissions from purchased electricity, diesel generators and district heat), and the following Scope 3 categories defined by the Greenhouse Gas Protocol: purchased goods and services, capital goods, fuel- and energy-related activities (not included in Scope 1 or Scope 2), waste generated in operations, business travel, employee commuting, and upstream leased assets. To help meet our goals, we are implementing a broad range of initiatives designed to help decarbonize our business and make our corporate operations more sustainable.

We also purchase, and plan to continue purchasing, carbon credits to fully achieve our emissions goals in the long-term. Our aim is to procure such credits from high integrity projects, with a focus on nature-based solutions or projects with other co-benefits where feasible.

Regulations

We are subject to laws, regulations, and rules that affect the short-term and long-term rental and home sharing business at city, state, country, and regional levels. While a number of cities, counties, states and countries have implemented legislation to address short-term rentals, there are many others that are not yet explicitly addressing or enforcing short-term rental laws, and could follow suit and enact regulations.

We seek to work with governments to establish clear, fair, and workable home sharing rules to create clarity for our hosts, however certain cities have passed onerous restrictions on short-term rentals. For example, New York City passed regulations in 2023, which resulted in a de facto ban of short-term rental activities. Other smaller cities have also passed onerous restrictions on short-term rentals. We will continue to collaborate with policymakers to implement sensible legislation around the world and/or dispute regulations that unreasonably restrict the right to host.

In addition to laws, regulations, and rules directly applicable to the short-term and long-term rental and home sharing business, we are subject to a wide variety of laws, regulations and rules governing our business practices. These include those related to the Internet, Internet access, e-commerce, and electronic devices, and those involving taxation, privacy, data privacy, data security, insurance, pricing, content, advertising, discrimination, consumer protection, employment, protection of minors, copyrights, distribution, messaging, mobile communications, use of AI, electronic device certification, electronic waste, electronic contracts, communications, competition, and unfair commercial practices. We are also subject to laws, regulations, and rules governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. Additionally, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing cross-border and domestic money transmission and funds transfers, stored value and prepaid access, foreign exchange, data privacy, data security, cybersecurity, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-corruption and anti-bribery, and anti-money laundering and counter-terrorist financing.

Our business collects, processes, and uses the personal data of individuals across the globe. As a result, we must comply with certain laws on data privacy and data security regulating the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal data. We take a variety of technical and organizational security measures and other procedures and protocols designed to protect personal data, including data pertaining to hosts, guests, employees, and others.

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This increases the complexity of compliance requirements, may limit offerings, and result in additional expenses while also diverting attention and resources from other projects. Regulators around the world continue to propose more stringent data privacy and data security laws, and these laws are rapidly increasing in number, complexity, enforcement, fines, and penalties. Data privacy, data security and AI laws and their interpretations continue to develop and are inconsistent from jurisdiction to jurisdiction.

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

Our key business metrics, including Gross Booking Value (“GBV”) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary inline with booking volume. We historically achieve our highest quarterly GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow as a percentage of revenue the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees, a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” included in Item 7 of Part II of this Annual Report on Form 10-K for definitions of our key business metrics.

Competition

We operate in a highly competitive environment. As we seek to expand our community globally, we face competition in attracting hosts and guests.

Competition for Hosts

We compete to attract and retain hosts to and on our platform to list their homes and experiences, as hosts have a range of options for doing so. We compete for hosts based on many factors including the volume of bookings generated by guests, ease of use of our platform, the service fees we charge, host protections, such as those included in AirCover for Hosts, our brand, and community support.

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

Our competitors include:

•online travel agencies (“OTAs”), such as Booking Holdings (including the brand Booking.com), Expedia Group (including the brand Expedia), Trip.com Group and other regional OTAs;
•internet search engines, such as Google and those powered by AI, including its travel search products;
•hotel chains, such as Marriott, Hilton, Accor, Wyndham, as well as boutique hotel chains and independent hotels;
•property management companies; and
•online platforms offering experiences.

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

We have a substantial patent portfolio, consisting of issued patents and pending patent applications (“patent assets”) from the United States and multiple foreign jurisdictions. The portfolio includes both organically grown and acquired patent assets. We own a trademark portfolio with protections around the world for our primary brands — AIRBNB and our Bélo logo, for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color, localizations, translations, and transliterations of our primary brands, and brands associated with businesses we have acquired. We have registered domain names that we use in or relate to our business, such as the airbnb.com domain name and country code top level domain name equivalents.

Available Information

Our website address is www.airbnb.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website (investors.airbnb.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we routinely post other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives is also available on our website. Information on our website, including the information published in our sustainability reports, is not incorporated by reference in this Report.

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

Risks Related to Our Business and Operations

Revenue and Growth Risks

We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.

Our future revenue growth depends on the growth of supply and demand for listings on our platform and the development and adoption of new offerings and initiatives. Our business is also affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries and the short and long-term accommodation regulatory landscape. A softening of supply or demand for our current or future offerings, whether caused by events outside of our control, challenging macroeconomic and political conditions, changes in host and guest preferences, public health crises such as pandemics, and any of the other factors described in these Risk Factors and elsewhere in this Annual Report on Form 10-K, or otherwise, may result in decreased revenue and our business, results of operations, and financial condition could be materially adversely affected.

If we fail to retain or add hosts and guests, if hosts fail to provide high-quality stays and experiences, if our new offerings and initiatives are unsuccessful, or if our community support offerings are inadequate, our business, results of operations, and financial condition would be materially adversely affected.

Our business success is heavily reliant on both hosts and guests engaging with our platform. Hosts must maintain and enhance their listings by offering a variety of desirable, competitively priced, and high-quality stays and experiences, while providing exceptional hospitality and timely responses to guest inquiries. These factors are largely outside our direct control, and if hosts fail to meet these expectations, or if they choose to cross-list or list exclusively with competitors, or if we are unable to attract and retain hosts in a cost-effective manner, or at all, our revenue and business operations could be adversely affected.

Our ability to attract and retain guests is crucial and can be impacted by external factors such as pandemics, political instability, climate change, and economic downturns, as well as internal factors like competition, brand perception, and platform usability. Additionally, our brand and reputation are critical to our success, as they influence our ability to attract and retain hosts, guests, and employees. Any negative perceptions or incidents related to safety, security, or quality could harm our public image and business operations. Issues such as unreliable reviews, regulatory scrutiny, or negative media coverage can further damage trust within our community, materially adversely affecting our business, results of operations, and financial condition.

We continue to invest in the development of new offerings and initiatives, including innovations focused on improving our host and guest experiences; however, developing and delivering these new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives. Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that our hosts and guests will adopt or respond positively to such offerings and initiatives, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will help attract and retain users on our platform and gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. If our new offerings and initiatives are not successful, or if we fail to provide a seamless and satisfactory experience for both hosts and guests, or if our host protection programs, including those provided through AirCover for hosts, become ineffective, our business, results of operations, and financial condition could be materially adversely affected.

Furthermore, our growth relies on delivering high-quality support to our community, which requires significant investment in staffing, technology, infrastructure, and training. As our global customer base expands, particularly outside of North America and Europe, we face increased pressure to provide efficient, multilingual support. The vast majority of our community support is performed by third-party service providers, and our reliance on third-party service providers necessitates stringent guidance and quality control to maintain satisfactory service levels. Inadequate support or dispute resolution can harm our reputation and affect retention, leading to potential revenue reductions through refunds or coupons. The cost of maintaining robust community support is expected to rise, and efforts to reduce support requests may not offset these costs, materially adversely affecting our business, results of operations, and financial condition.

If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We are a global platform with hosts in more than 220 countries and regions and over 100,000 cities and towns, and we serve a global guest community. For the year ended December 31, 2024, 58% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations; however, there can be no assurance that our international expansion efforts will be successful or result in revenue growth. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization. As such, any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to operational, tax, regulatory, and compliance risks.

Increased operating expenses, decreased revenue, negative publicity, negative reaction from our hosts and guests and other stakeholders, or other adverse impacts from any of the risks related to our international operations could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

We rely on the value of our brand and traffic to our platform to grow revenue, and if we are unable to market our brand and drive traffic cost-effectively, it would materially adversely affect our business, results of operations, and financial condition.

We believe maintaining and strengthening our brand is crucial for attracting and retaining hosts and guests. We invest significantly in brand marketing across various channels to drive traffic to our platform, but these efforts may not always be cost-effective or successful. Additionally, increased spending by competitors on brand marketing could hinder our ability to grow platform traffic.

Our marketing strategy includes performance marketing through search engines and social media, as well as paid and unpaid channels like search engine optimization (“SEO”). However, rising costs for keywords and changes in search engine algorithms can impact our visibility and increase customer acquisition costs. If we cannot effectively grow traffic without increasing performance marketing spend, our business, results of operations, and financial condition could be adversely affected.

SEO efforts are vulnerable to changes in search engine algorithms and consumer behavior, which can reduce our platform's prominence. If our listings are less visible, we may need to increase paid marketing, raising costs and affecting our business, results of operations, and financial condition. If consumers become less reliant on search engines for travel searches and instead incorporate AI and machine learning and other channels, we may not be able to optimize for searches on these emerging channels and may risk losing traffic to competitors. Additionally, if major platforms like Google or Apple favor their own services or other partner services, our ability to engage users via mobile app or search could be impacted.

As guests compare offerings across multiple sites, our marketing efficiency may decline, necessitating increased expenditures that may not yield additional revenue. Additionally, negative publicity or complaints could harm our reputation, reducing platform usage and requiring further marketing spend to recover traffic.

Brand and Reputation Risks

Host, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent, may undermine the safety or the perception of safety on our platform and our ability to attract and retain hosts and guests and materially adversely affect our reputation, business, results of operations, and financial condition.

We cannot control or predict the actions of users and third parties, such as neighbors or invitees, during stays or experiences, including actions that may compromise the safety of hosts, guests, and others. Incidents involving alleged fatalities, injuries, sexual violence, fraud, privacy invasion, property damage, and discrimination have occurred and may occur in the future, potentially leading to legal liabilities and reputational damage. When a user is identity verified, it means that they provided information we validated through our process. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. We conduct background checks for certain U.S. and Indian users and we screen users against sanctions watch lists, but these are not exhaustive due to regulatory, information, and frequency limitations. We do not verify all listings for safety or compliance, relying instead on user-reported issues, which may be incomplete or inaccurate. We have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, compliance with Airbnb policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, hidden cameras or pool safety, of all our hosts’ listings or experiences. We have not in the past and may not in the future undertake to independently verify the location, safety, or suitability of experiences for individual guests, the suitability, qualifications, or credentials of experiences hosts, or the qualifications of individual experiences guests.

We have faced civil litigation, regulatory investigations, and inquiries involving allegations related to unsafe listings, discriminatory practices, and other misconduct. Despite efforts to enhance trust and safety, we may not fully succeed, impacting public perception and platform adoption.

If hosts, guests, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct, or use our platform as a conduit for criminal activity, we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation, potentially leading consumers to think our platform and the listings on our platform are not safe, and lower the adoption rate of our platform.

In addition, certain regions where we operate have higher reported rates of violent crime or varying safety requirements, which can lead to more safety and security incidents, and may adversely impact the adoption of our platform in those regions and elsewhere.

Further, claims have been asserted against us from our hosts, guests, and third parties for compensation due to alleged fatalities, shootings, other violent acts, carbon monoxide incidents, hidden camera incidents, accidents, injuries, assaults, theft, property damage, data privacy and data security issues, fraudulent listings, and other incidents that are caused by other hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and reputational damage, increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Our insurance policies, which may or may not be applicable to all claims and may not be available to us in the future on economically reasonable terms or at all, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. As we expand our offerings, or if the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which could materially adversely affect our business, results of operations, and financial condition.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track operational metrics such as Nights and Experiences Booked, GBV, Average Daily Rate (“ADR”), active listings, active bookers, hosts, guest arrivals, greenhouse gas emissions, and other ESG metrics, which may differ from third-party estimates due to varying methodologies and assumptions. Our internal systems have limitations, and changes in tracking methods could lead to unexpected metric variations. Errors in these systems may result in inaccurate data reporting. Metrics like Nights and Experiences Booked and GBV are adjusted for cancellations and alterations that happen in the reporting period, but such cancellations and alterations can occur beyond the reporting period and can affect future metrics. Calculating these operational metrics requires ongoing data collection on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate these metrics may require adjustments to accurately represent the full value of new offerings.

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

Fraudulent activities not identified by our systems can also skew metrics, impacting their accuracy. Inaccurate metrics or perceptions of inaccuracy could harm our reputation, affect our stock price, lead to litigation, and materially adversely affect our business, results of operations, and financial condition.

Financial and Insurance Risks

Our failure to properly manage funds held on behalf of customers could materially adversely affect our business, results of operations, and financial condition.

We offer integrated payments in approximately 50 currencies to allow access to guest demand from more than 220 countries and regions and the ability for many hosts to be paid in their local currency or payment method of choice. When a guest books and pays for a stay or experience on our platform, we hold the total amount the guest has paid until check-in, at which time we recognize our service fee as revenue and initiate the process to remit the payment to the host, which generally occurs 24 hours after the scheduled check-in, barring any alterations or cancellations, which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our hosts and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. government money market funds and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

The insurance coverage afforded by or available from our insurers may be inadequate for the needs of our business, and losses under our damage protection program could materially adversely affect our business, results of operations, and financial condition.

We use a combination of insurance and self-insurance, including a wholly-owned captive insurance subsidiary, to manage the exposures related to our business operations. We support our host community by maintaining a variety of host protection programs, such as AirCover for Hosts, which includes Host Liability Insurance, Experiences Liability Insurance, and our Host Damage Protection program.

In relation to Airbnb’s insurance programs, our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is denied by or disputed by our insurance providers; (v) claims costs exceed our captive insurance subsidiary’s forecast or reserves; or (vi) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our spending for insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition.

In relation to our Host Damage Protection program, which is a commercial guaranty agreement that provides reimbursement of up to $3 million for certain guest-caused loss or damages to a host property that are not reimbursed by the guest, we maintain a contractual liability insurance policy to provide coverage to us for losses incurred by us under the Host Damage Protection program. Increased frequency and severity and increased fraud could result in greater payouts, increased investigation costs, premium increases, and/or difficulty securing insurance coverage.

Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

We rely on third-party payment service providers to process payments made by guests and payments made to hosts on our platform. If these third-party payment service providers become unavailable or if we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests and to remit payments to hosts on our platform. If these providers, some of whom are the sole providers of their particular service, become unable or unwilling to offer services on acceptable terms or at all, our business could be disrupted, requiring us to find alternatives providers and they may not be able to be replaced in a timely manner, or at all, or on favorable terms. Transitioning to new providers would demand significant resources and might not be well-received by users, potentially leading to losses and necessitating payments to hosts from our funds, which could materially adversely affect our business, results of operations, and financial condition.

In addition, the software and services from these providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages, all of which could impact our ability to process payments, make timely payments to hosts, or comply with regulatory requirements, which could deter users and harm our reputation, possibly leading to regulatory scrutiny, investigations, or enforcement action. Agreements with providers may even allow them to hold our cash as a reserve under certain conditions, such as adverse business changes, which could materially affect our business, results of operations, and financial condition.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, and such fees result in significant costs. Payment card networks may impose special fees or assessments on any transaction that accesses their network. Our payment card processors have the right to pass any increases in interchange fees, assessments or special fees on to us. Such interchange and other fees may increase over time and raise our operating costs and lower profitability.

Credit card transactions result in higher fees to us than transactions made through debit cards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards among our guests could increase our operating costs and materially adversely affect our business, results of operations, and financial condition.

Additionally, inadequate investment in our payment infrastructure could hinder functionality and competitiveness, affecting usage. Further, expanding our payment services into additional geographies or offering new methods may introduce additional regulations and fraud risks, which would increase operating expenses.

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

In March 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). In addition, on October 31, 2022, we entered into a five-year unsecured revolving credit facility with $1.0 billion of initial commitments from a group of lenders (“2022 Credit Facility”). As of December 31, 2024, there were no borrowings outstanding under the 2022 Credit Facility, and we had total outstanding letters of credit of $19 million under the 2022 Credit Facility. We may also incur additional indebtedness to meet future financing needs.

Our ability to make payments under or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2026 Notes, and our cash needs may increase in the future.

Additionally, certain provisions of our 2026 Notes and related agreements could complicate or increase the cost for a third-party seeking to acquire us. Noteholders may require us to repurchase their notes for cash following a fundamental change, potentially straining our financial resources and leading to defaults under the indenture or other debt agreements.

In addition, the accounting treatment of the 2026 Notes as a liability and the use of the "if-converted" method for earnings per share calculations may negatively impact our reported financials.

Moreover, the capped call transactions entered into in connection with the pricing of the 2026 Notes may affect the value of our Class A common stock.

In addition, our existing credit agreement for our 2022 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants, including a leverage ratio and fixed charge coverage ratio covenants, that limit our ability to operate our business, raise capital, or make payments under our other indebtedness. The covenants in the agreement governing our 2022 Credit Facility, among other things, limit our and our subsidiaries’ abilities to (i) incur additional indebtedness at subsidiaries that are not guarantors of the 2022 Credit Facility; (ii) create or incur additional liens; (iii) partake in sale/leaseback transactions; (iv) engage in certain fundamental changes, including mergers or consolidations; and (v) enter into negative pledge clauses and clauses restricting subsidiary distributions.

If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Operational Risks

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

In addition, we may not be successful in integrating acquisitions, or the businesses we acquire may not perform as well as we expect. While our acquisitions to date have not caused major disruptions in our business, any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

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

From time to time, we also make investments in private companies, which are inherently risky. To the extent our investments in such companies have experienced a decline in value, we have recognized an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition could be materially adversely affected by changes in accounting principles.

The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

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

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business, would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program, and our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. Additionally, if we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

We have adopted a Live and Work Anywhere policy. The increase in remote working subjects us to certain operational challenges and could have adverse tax implications, which could materially adversely affect our business, results of operations, and financial condition.

In 2022, we adopted our Live and Work Anywhere policy, which permits the majority of our employees to work remotely. Remote working subjects us to operational challenges and risks. For example, a natural disaster, power outage, connectivity issue, or other event may impact our employees’ ability to work remotely. In addition, members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We are also exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely creates intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may unknowingly be exposed to additional risks. Remote working at our company (and at many third-party providers) also results in consumer, privacy, information technology and cybersecurity, and fraud risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Our transition to full or predominantly remote work environments also presents significant challenges to maintaining compliance with country and state requirements such as employee income tax withholding, the recording of reserves to cover withholding corrections or penalties, payroll tax remittance and reporting, payroll registration, and workers’ compensation insurance. Additionally, foreign tax authorities may assert that certain of our entities have created permanent establishment in their countries, which could result in additional corporate income taxes and employee payroll withholding obligations. Any of these operational challenges or tax implications resulting from our Live and Work Anywhere policy may materially adversely affect our business, results of operations, and financial condition.

Industry, Economic and Market Risks

Industry and Climate Risks

Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries, which can be significantly impacted by events beyond our control such as extreme weather, natural disasters, pandemics or public health crises, economic downturns, political unrest, wars, and changes in travel-related policies. These unpredictable events can abruptly alter consumer travel behavior, reducing demand for our platform and services, and materially adversely affecting our business, results of operations, and financial condition. Climate change and other environmental or social pressures, as well as societal responses to same, may exacerbate or lead to additional impacts from such events. For more information, see our risk factor titled “We are subject to risks associated with the physical impacts of climate change as well as various efforts to transition to a low-carbon society.”

Macroeconomic conditions, including economic downturns, inflation, tariffs, and currency fluctuations, also influence consumer discretionary spending, which is crucial for our business. Factors like unemployment, consumer debt, and financial market volatility can decrease consumer confidence and spending, particularly affecting leisure travel, which forms a substantial part of our business. Economic downturns have historically reduced travel spending, and future downturns could similarly decrease demand for our platform, leading to lower bookings, increased cancellations, and reduced revenue, thereby materially adversely affecting our business, results of operations, and financial condition.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment, and we face significant competition in attracting hosts and guests. Hosts have numerous options for listing their spaces and experiences, both online and offline, and often cross-list their offerings. We compete for hosts based on factors like booking volume, platform usability, service fees, host protections, and brand and reputation. Guests also have various options for booking accommodations and experiences, and we compete on inventory uniqueness, value and all-in cost, brand and reputation, platform usability, search relevance and personalization, trust and safety, and customer support.

Our competitors include OTAs, search engines, listing and meta-search websites, hotel chains, property management companies, and online experience platforms. Many competitors have advantages such as greater brand recognition, larger marketing budgets, and more resources. They may offer a more comprehensive product experience and respond more effectively to market changes. They may develop technological advancements that allow them to offer better products and services at a lower price. Failure to offer or deploy new technologies as effectively as our competitors could adversely affect our business. Industry consolidation and emerging start-ups further intensify competition, potentially impacting our growth and financial condition.

Numerous companies offer homes for booking, often cross-listed on multiple platforms, which can make our pricing appear less competitive for a number of reasons, including differences in fee structure and policies. Some property managers and hosts encourage direct bookings, bypassing our platform, which reduces our usage. Competitors with established consumer relationships may leverage these to enter the travel market, creating “super-apps” that integrate multiple services, potentially increasing our customer acquisition costs and affecting our competitive position.

We also face competition from search engines like Google, which can influence search traffic and promote their own travel services, potentially disintermediating our platform. If major technology companies favor their own travel offerings or restrict our app distribution, it could impact our ability to engage with users, materially affecting our business, results of operations, and financial condition.

We are subject to risks associated with the physical impacts of climate change as well as various efforts to transition to a low-carbon society.

There are inherent climate-related risks wherever business is conducted. For example, the physical impacts of climate change (which may include more frequent or severe storms, extreme weather events, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, wildfires, and natural disasters) may interrupt infrastructure on which our platform relies, impact demand or supply for lodging, or otherwise adversely impact our business. Climate change is expected to increase the frequency and severity of certain such events, as well as contribute to chronic changes (such as changes to meteorological and hydrological patterns) that may also impact the behaviors of guests and hosts or infrastructure on which we rely.

Growing awareness of climate and other environmental or social pressures, including over-tourism, has also prompted responses by various actors in society, which may adversely impact the travel and hospitality industries and demand for our platform and services, whether due to the imposition of policies and regulations or changing societal attitudes towards travel. For example, both we and hosts are increasingly subject to regulatory requirements related to climate-related considerations, and any additional regulations may require increased costs or attention for compliance. Our platform and services may also be adversely impacted to the extent travel behavior or other societal expectations shift in response to climate considerations, including if we do not successfully navigate stakeholder expectations regarding our own response to climate change.

Economic and Market Risks

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations can vary significantly and are not necessarily indicative of future performance due to seasonal fluctuations and other factors. We experience seasonality in our Nights and Experiences Booked and GBV, and seasonality in Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) that is consistent with seasonality of our revenue, which has historically been, and is expected to continue to be, highest in the third quarter when we have the most check-ins as it is the peak travel season for North America and EMEA. Revenue is recognized upon check-in, and as our business evolves, seasonal trends may change.

In addition, our results of operations may fluctuate as a result of a variety of other factors, some of which are beyond our control, including:

•reduced travel and cancellations due to events such as health concerns, including epidemics and pandemics, natural disasters, wars, political instability, regional hostilities or law enforcement demands, and other regulatory actions;
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
•harm to our brand or reputation; and
•other risks described in these Risk Factors and elsewhere in this Annual Report on Form 10-K.

In addition, we may not accurately forecast our results of operations due to timing differences between when bookings are made and revenue recognition, which occurs at check-in. For example, the effect of significant downturns in bookings in a particular quarter may not be fully reflected in our financial results until future periods due to this timing difference. Our expense levels are based on revenue estimates that may be inaccurate, and fixed expenses may lead to greater-than-expected losses if revenue falls short. Incorrect assumptions or failure to address risks could materially affect our business, results of operations, and financial condition.

A significant portion of our bookings and revenue are denominated in foreign currencies, and our financial results are exposed to changes in foreign exchange rates.

A significant portion of our business is denominated and transacted in foreign currencies, which subjects us to foreign exchange risk. We offer integrated payments to our hosts and guests in approximately 50 currencies. Revenue could be negatively impacted by currency fluctuations.

Generally speaking, a strong U.S. dollar can negatively impact our revenue, as approximately 54% of our revenue in 2024 was in non-U.S. dollar currencies. We also face foreign exchange risk with certain assets, like cash balances held for hosts and guests, affecting our financial results through currency remeasurement and translation. Our platform allows guests to pay in their preferred currency, which may differ from the host's payment currency, leading to currency risk due to timing differences.

We utilize a foreign exchange cash flow hedging program to reduce the impact of currency fluctuations on our revenue. However, hedging may not fully mitigate losses, and our hedging positions may be incomplete or absent in the future. While we may hedge revenue and balance sheet exposures, predicting or eliminating foreign exchange rate effects is not possible.

Legal, Regulatory and Compliance Risks

Tax Compliance

Changes in tax laws or tax rulings could materially adversely affect our business, results of operations and financial condition.

We are subject to evolving global tax regimes, which could materially adversely affect our business, results of operations, and financial condition. The U.S. Inflation Reduction Act (the “IRA”) introduced a corporate alternative minimum tax and an excise tax on stock repurchases. In the year ended December 31, 2024, we accrued approximately $95 million of corporate alternative minimum tax, and approximately $20 million of excise tax on stock repurchases. Additionally, the U.S. government may implement further changes, such as increasing the corporate income tax rate or altering the taxation of international income.

Many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, in Italy, a law enacted in 2017 purports to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations. In December 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency in settlement of the 2017-2021 audit periods for an aggregate payment of 576 million Euro ($621 million). Additionally, in December 2024, Airbnb Ireland signed a similar agreement in settlement of the 2022 audit period for an aggregate payment of 139 million Euro ($150 million). Such agreements settle a dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. Airbnb’s subsidiary in Italy and Airbnb Ireland continue to be, or could in the future be, subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, withholding obligations, and tourist taxes. Such audits could result in the imposition of additional potentially significant prior and future tax obligations.

The Organization for Economic Cooperation and Development (the “OECD”) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

The European Commission is also conducting investigations into preferential tax treatments, which may lead to changes in how our foreign operations are taxed. As our international business expands, these developments could raise our effective tax rate and non-income tax obligations, materially adversely affecting our business, results of operations, and financial conditions. Additionally, some changes may apply retroactively, leading to unexpected tax liabilities beyond our current estimates.

We may have exposure to greater than anticipated income tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and determine the value of our intercompany transactions. The tax laws applicable to our business, including those of the United States and other jurisdictions, are subject to interpretation, and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Airbnb. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and materially adversely affect our results of operations and financial condition.

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2024 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2020 to 2024 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017 and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposed an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We disagree with the proposed adjustment and intend to vigorously contest it. In January 2022, we entered into an administrative dispute process with the IRS Independent Office of Appeals (“IRS Appeals”) regarding the proposed adjustment. An acceptable outcome was not reached with IRS Appeals, and in May 2024, we received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of our international intellectual property. The Notice claims that we owe $1.3 billion in tax, plus penalties and interest. We will continue to pursue all available remedies to resolve this dispute. In July 2024, we petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, we will appeal the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

Uncertainty in the application of taxes to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our platform.

We face complex and evolving tax obligations across various jurisdictions, which could significantly impact our business. We are subject to numerous taxes, including income and indirect taxes, and have received demands from governments for data to enforce tax laws against our hosts and guests. We collect and remit taxes on behalf of hosts when legally required, but disputes and lawsuits over tax responsibilities persist. New or revised tax laws could increase our tax liabilities and operational costs, potentially leading to penalties for non-compliance.

The application of indirect taxes, such as lodging taxes, transactional taxes, hotel, sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, digital services taxes, harmonized sales taxes, business tax, and gross receipt taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our hosts or guests is a complex and evolving issue. These taxes could raise costs for hosts and guests, discourage platform use, and reduce revenue. For example, we recorded approximately $53 million in expense related to digital service taxes relating to prior periods as a result of refining our interpretation of the law as it applies to us. Additionally, we recorded $18 million of lodging tax expense in a particular jurisdiction over uncertainty as to how a new law applies to us. Compliance with tax reporting may require disclosing personal data, risking privacy concerns and regulatory actions. Competitors may adopt different tax strategies, potentially attracting our hosts and guests.

We devote significant resources, including management time, to the application and interpretation of laws and working with various jurisdictions to clarify whether taxes are applicable and the amount of taxes that apply. Rapid regulatory changes and lack of uniformity complicate compliance, risking errors and enforcement actions. As our business evolves, tax obligations may increase, further affecting our financial condition and platform usage.

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

Compliance with Laws and Regulations, Litigation and Disputes

We are subject to a wide variety of laws, regulations, and rules applicable to short-term rental, long-term rental, and home sharing businesses, or that govern our business practices, including among others, e-commerce, data privacy, payment services, advertising, consumer protection, employment, and commercial practices. Such laws and regulations are complex, evolving, and sometimes inconsistent and have limited and may continue to limit the ability or willingness of new or existing hosts to share their spaces through our platform. These regulations may expose our users or us to regulatory inquiries, litigation, and/or other disputes and to potentially significant liabilities, including taxes, compliance costs, fines, and criminal or other penalties, which have had and could continue to have a material effect on our business, results of operations, and financial condition.

Hosts list, and guests search for, stays and experiences on our platform in more than 220 countries and regions across the globe. There are national, state, local, and foreign laws and regulations in jurisdictions that relate to or affect our business and, since we began our operations in 2008, there have been and continue to be legal and regulatory developments and inconsistent or ambiguous interpretations among local, regional, or national laws or regulations that affect the short-term rental, experiences, long-term rental, and home sharing business. These laws and regulations may impact the ability of hosts to list properties entirely and/or may limit the location and/or duration of stays permitted, or may establish other conditions upon which they are allowed to host. In addition, regulations may require that we, rather than local, state or national regulatory enforcement agencies, limit hosts’ ability to list within those requirements.

Compliance Costs

Compliance with diverse and evolving laws across jurisdictions is costly and complex, increasing our operational expenses and potential liabilities (including potential criminal or other penalties). For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, data sharing, host registration, limits on lengths of stays, and other regulations, each of which may require us to dedicate significant resources to provide the infrastructure and tools needed on our platform for our hosts to meet these legal requirements and for us to fulfill any obligations we may have. Environmental, health, and safety requirements have also become increasingly stringent, and our costs, and our hosts’ costs, to comply with such requirements may increase as a result. The complexity of our platform and changes required to comply with the large number of varying requirements can lead to constraints on supply as well as compliance gaps. Additionally, unclear and changing laws can deter hosts and guests from using our platform, reduce supply and demand, and increase litigation risks, adversely affecting our business. Failure or delays in complying with laws, even if unclear or in dispute, could subject us to penalties, including fines, business disruption and site blocking.

We require hosts and guests to comply with all applicable legal obligations under our terms of service, but governments may nonetheless seek to hold us accountable for hosts’ and guests’ compliance. This can lead to penalties and costs that impact our reputation and financial condition.

Our compliance measures, such as requiring hosts to include registration numbers for listings in some jurisdictions, may increase platform friction and reduce listings and bookings. Host listings may also be limited by night caps, density restrictions, onerous permitting requirements, primary residence or host presence requirements, permit caps, minimum night stays, and/or discretionary permitting or lottery systems. Additional regulations could necessitate significant platform changes, discouraging use and increasing scrutiny and liability.

We are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, data privacy, data security, pricing, content, advertising, discrimination, consumer protection, protection of minors, insurance, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, AI, and unfair commercial practices as well as federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements. Violation of these laws could subject the company to fines and penalties, including in some cases, criminal penalties.

Regulatory Developments

Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business in both local and national jurisdictions. Additionally, private groups, such as homeowners and neighborhood associations, may adopt contracts or regulations that purport to ban or otherwise restrict the ability of hosts to list their spaces. In some jurisdictions, regulations imposing restrictions on short-term rentals are increasingly fragmented at the local level, leading to increased compliance burden. These efforts, along with existing and potential new laws, could restrict short-term rentals, impose registration requirements and other limits to hosts’ ability to list, and lead to significant fines and liabilities, materially affecting our platform's operations and financial condition. For instance, EU Member State laws pertaining to the recently enacted EU STR Regulation will require additional compliance efforts, potentially discouraging and prohibiting current and potential hosts from listing properties. As another example, the City of New York has effectively banned short-term rentals, and this has led to similar restrictions being considered throughout the State of New York. If other geographies emulate these regulations, it could have a material adverse effect on our business and financial condition.

We face ongoing disputes with government agencies over regulations, which may result in fines and operational changes. Some jurisdictions have imposed or may seek to impose taxes and licensing requirements on our platform and failure to comply could lead to penalties. We have resolved some disputes by agreeing to remove listings or share data with authorities. From time to time, we attempt to defend against application of laws and regulations that limit hosts’ or guests’ ability or willingness to list and search for accommodations, but have sometimes been and may continue to be unsuccessful in certain of those efforts.

Increased regulatory interest in technology companies, particularly regarding AI, data privacy, competition, and sustainability, could lead to further compliance challenges. New or changing laws could impose significant costs and liabilities, affecting our business operations and financial condition. Our attempts to influence legislation face uncertainty and may divert resources from core operations.

Regulatory Inquiries, Litigation & Disputes

We are frequently involved in legal and regulatory claims, including government inquiries and litigation related to short-term rentals, taxes, consumer protection, payment services, insurance, and data privacy. These proceedings are complex, costly, and time-consuming, requiring significant resources and potentially leading to fines, penalties, and operational changes. As our business grows, the number and complexity of these claims are expected to increase, potentially impacting our brand and financial condition.

We face litigation, inquiries, investigations, audits, and proceedings with governments and other entities over regulations affecting short-term rentals and platform liability. Changes in legal interpretations could further impact our operations. Additionally, we are subject to claims related to incidents at listings, such as personal injuries, cancellations and refunds, and privacy violations, as well as class action lawsuits and government inquiries. If we become more involved in hosts’ listings and conduct related to bookings, then we are more likely to draw scrutiny and additional regulations from governments and undercut various defenses we may have to claims or attempts to regulate us, which further constrain our business and impose additional liability on us as a platform.

We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the Digital Services Act (“DSA”), the EU STR Regulation, and the European E-Commerce Directive and their national transpositions are interpreted by the courts or if they are otherwise modified or amended, as our platform and services to our hosts and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

We also face intellectual property disputes and indemnification obligations, which could lead to further litigation. In addition, compliance with escheatment laws and audits could result in additional liabilities and impact our financial results.

Adverse outcomes in legal proceedings may result in significant financial penalties, changes to business practices, increased costs and reputational damage. Litigation diverts resources and may not be fully covered by our existing insurance policies, which may not be available to us on financially reasonable terms in the future or at all. Additionally, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement may be publicly available and could create a precedent that may lead to similar disputes in other jurisdictions and may put us in a weaker bargaining position in future disputes with other governments. As we expand, we anticipate continued legal challenges that could materially adversely affect our business, results of operations, and financial condition.

We offer travel insurance products to guests, which subject us and our business to extensive laws, regulations, and supervision.

Since June 2022, guests in certain jurisdictions have had the opportunity to purchase travel insurance when they make a booking. Over time, we expect to make travel insurance available to guests in additional countries. In the United States, travel insurance products are subject to extensive regulation in the states in which we transact business by state insurance departments. This regulation is generally designed to protect the interests of consumers. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance that may apply to insurance agencies. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. In addition, we cannot predict the impact that any new laws, rules, or regulations, or unfavorable changes in or interpretations of existing laws, rules or regulations, may have on our business and financial results. States also regulate various aspects of the contractual relationships between insurers and independent agents. State insurance regulators may also conduct periodic examinations, the results of which could give rise to regulatory orders requiring remedial, injunctive, or other corrective action. Similarly, travel insurance products are subject to extensive regulation and supervision by the applicable regulators in the United Kingdom, Canada, Australia and the European Union. The failure to comply with applicable state and foreign laws and regulations could result in fines, investigations and/or civil or criminal proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, results of operations, and financial condition.

Additionally, insurance carriers with which we place business are subject to regulations, which may affect how we conduct our operations. We may need to expend resources to address questions or concerns regarding our relationships with these insurers and underwriters, diverting resources away from operating our business, which could adversely affect our business, results of operations, and financial condition.

Our payments operations are subject to extensive, complex, overlapping and frequently changing government regulation and oversight and any failure or perceived failure to comply with such laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

Our payments platform is subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; data privacy, and data security; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering (“AML”) and counter-terrorist financing (“CTF”). As we expand further, we face varying and sometimes conflicting legal obligations. For example, certain transactions that may be permissible in one jurisdiction may be prohibited by sanctions, AML, CTF, or other regulations in a different jurisdiction. We regularly assess our compliance programs and may identify gaps requiring costly enhancements to our policies and controls.

Non-compliance or perceived failure to comply with these existing or new laws and regulations, including changes to or expansion of their interpretations, can lead to significant fines, lawsuits, regulatory and/or governmental investigations, enforcement actions, loss of required licenses and other civil and criminal penalties, forcing us to alter operations or delay product launches, adversely affecting our brand, business, results of operations, financial condition and future prospects. The complexity of global regulations may trigger overlapping investigations by multiple authorities, impacting our relationships with financial institutions. Maintaining robust internal controls is essential to comply with these regulations, and failure to do so could result in reputational damage and substantial penalties.

Airbnb Ireland Unlimited Company (“AIUC”) and Airbnb UK Services Limited (“AUKSL") each operate as an “appointed representative” and utilize the license of regulated third parties (“principal firms”) to: (i) in the case of AIUC, act as a credit broker (presenting regulated third party consumer credit products to UK customers); and (ii) in the case of AUKSL, distribute guest travel insurance and host and experiences liability insurance. We are reliant on the principal firms to continue to permit us to use their licenses to offer or distribute these services/products and they can cancel our agreement, with notice, at any time, which could have an adverse impact on these revenue streams if we were unable to find suitable replacement principal firms. If we were found to have breached the terms of our agreement with the principal firms and/or breached regulatory requirements applicable to us, for example, by misrepresenting credit products to UK consumers, despite our not holding the licenses to perform these activities, we could nevertheless be liable to penalties imposed by the UK regulators. This could potentially also impact the UK licenses from the Financial Conduct Authority other of our group entities do currently hold (see Payments Regulation below).

Payments Regulation

In the United States, our wholly-owned subsidiary, Airbnb Payments, Inc. (“Airbnb Payments”), is regulated as a “Money Services Business” by the Financial Crimes Enforcement Network and requires state licenses to act as a money transmitter. Compliance involves handling customer funds, record-keeping, and reporting, with potential licensing needs in unlicensed states due to regulatory changes.

Airbnb Payments Luxembourg SA (“APLux”) operates as a licensed payments institution across the EEA from Luxembourg, while Airbnb Payments UK Limited (“APUK”) is licensed as an electronic money institution (“EMI”) providing payment services from the United Kingdom. Compliance with EEA and UK regulations, such as the EU Digital Operational Resilience Act Regulation, the Luxembourg implementation of the EU Second Payment Services Directive (“PSD2”) and the UK's Payment Services Regulations 2017 (“UK PSR”), involves complex and potentially onerous requirements, including operational and payment security and strong customer authentication, which may increase compliance costs, raise risk of non-compliance, and impact the ease of usage of the payment features of the platform.

Additionally, the proposed EU Third Payment Services Directive (“PSD3”) and proposed regulation on the same (“EU PSR”) will include amendments to strong customer authentication and anti-fraud obligations amongst other day-to-day requirements. The United Kingdom is also considering areas for reform for its payment services regime, including information requirements regarding currency conversion charges, and notice provisions for the termination of customer contracts. When these proposed measures are finalized and in-force, they may increase our compliance costs and require additional resources as well as changes to our processes and operations.

From time to time, we apply for licenses in new jurisdictions, which subject us to additional compliance requirements and regulatory scrutiny. In unclear regulatory environments, we partner with local banks and processors, but may face restrictions from local regulators or need additional licenses or approvals. Obtaining and maintaining compliance with global licensing and regulatory requirements incurs significant costs and operational changes, with potential fines or other enforcement actions for violations. These challenges could delay or restrict our services, affecting our business, results of operations, financial condition, and future prospects.

Consumer Protection

We are subject to consumer protection laws in the United States and other countries where we operate. In the United States, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which enforces federal consumer financial protection laws. We must comply with these laws, including the Electronic Fund Transfer Act and Regulation E, which require service disclosures, error resolution, and consumer reimbursement for unauthorized transactions. The CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts, potentially increasing our compliance costs and litigation risks. Consumer protection laws could also be violated inadvertently, for example as a result of technical bugs.

Violations of consumer protection laws could lead to fines, penalties, and changes in business practices, incurring substantial costs. State attorneys general and other officials can enforce federal consumer protection laws, and various agencies can conduct investigations that may result in significant penalties.

In the United Kingdom and Luxembourg, payments-related consumer protection laws apply to APUK and APLux, and EU regulators may impose additional local requirements, including on our local banks and processors, potentially increasing costs or delaying business expansion in EU countries.

We also issue gift cards in the United States, United Kingdom, European Union and many other jurisdictions, which are subject to consumer protection laws, and may face additional regulations if we expand these services.

Additionally, our payment services are subject to U.S. data privacy laws, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), which governs the handling of personal information and imposes data security standards. Non-compliance could result in financial penalties. See our risk factor on data privacy and security compliance for more details.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various AML and CTF laws and regulations around the world, including the BSA and the UK Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended) (the “MLRs”). Among other things, the BSA and MLRs require money services businesses (including money transmitters like Airbnb Payments) to implement risk-based AML and CTF programs, report suspicious transactions or activities, and maintain transaction records. We must also comply with, among other requirements, the UK Proceeds of Crime Act 2002 and Terrorism Act 2000, which prohibit the handling of criminal proceeds. We provide information to government agencies to assist in the detection and prevention of illegal activities and may be required to deny certain transactions, risking inadvertent denials of legal transfers.

Regulators may demand enhancements to our compliance programs, including customer identity verification and transaction monitoring. In the United Kingdom and European Union, stricter AML regulations could increase compliance costs and operational challenges and/or require us not to provide services to certain clients, potentially reducing business. Non-compliance with local laws implementing EU directives could result in fines up to 10% of APLux’s annual revenue, and similar penalties apply to APUK under the MLRs.

The EU has agreed and adopted a comprehensive package of measures to reform the primary AML, CTF legislation across all EU 27 Member States (the package together is known as “MLD6”). This means that APLux will need to undertake a detailed impact assessment to the required uplifts to existing policies and procedures. This will likely result in material changes to the day to day AML and CTF operating procedures of APLux and material divergence between the AML and CTF rules applicable to APUK in the UK and those applicable to APLux, bringing with it increased costs and the regulatory enforcement risks (such as fines, censures and potentially the suspension or removal of regulatory licenses or controls placed on APLux’s ability to onboard new customers) associated with designing compliance with a nascent regime.

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offerings. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations, and financial condition.

We must comply with economic and trade sanctions from governments where we operate, including U.S. agencies like the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the Council of the European Union, the Office of Financial Sanctions Implementation of His Majesty’s Treasury in the United Kingdom (“OFSI”), and Luxembourg's Ministry of Finance. These sanctions restrict transactions or dealings with certain countries, regions, and governments, and certain individuals or entities, such as those operating, organized, or resident in certain countries or regions or those listed on OFAC’s List of Specially Designated Nationals and Blocked Persons. Future sanctions in key business areas could materially impact our business, results of operations and financial condition.

To comply, we maintain and regularly update internal controls and report to OFAC, OFSI, and Luxembourg authorities on blocked or rejected payments and potential violations. Despite having these controls in place, there is a risk that we might inadvertently engage in transactions inconsistent with applicable sanctions laws. Any breaches or investigations could lead to claims or actions against us, affecting our business, results of operations, and financial condition. As we grow and as regulations evolve, we may need to invest further in our internal controls or adjust our operations.

We are subject to payment network rules, and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We must comply with payment card network rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”), which requires robust internal controls over the use, storage, and transmission of card data to help prevent fraud. Compliance demands significant resources and ongoing attention, and any system failures could materially adversely affect our business, results of operations, and financial condition.

Non-compliance with PCI DSS or payment network rules could breach our contracts with payment processors, leading to fines, penalties, and potential loss of card processing capabilities. Payment networks may also change rules, causing operational disruptions and compliance challenges. Even with compliance, we cannot guarantee the maintenance of our card acceptance privileges or the prevention of data or security breaches, illegal or improper use of our payments platform, or the theft, loss, or misuse of card data or the maintenance of card acceptance privileges.

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House (“ACH”) Network, which may change and result in costly compliance measures. Failure to comply with these standards could result in losing our payment card acceptance privileges, materially affecting our business, results of operations, and financial condition.

Avoiding regulation under the Investment Company Act may adversely affect our operations.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We currently conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are not engaged primarily, nor do we hold ourselves out as being engaged primarily, in the business of investing, reinvesting, or trading in securities. We do, however, make minority investments in companies and acquire other financial instruments from time to time that may be deemed investment securities. As such, there is no guarantee that we will continue to be exempt from registration under the Investment Company Act without taking actions that may adversely affect our operations. For example, to avoid being deemed an investment company we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets, which may have a material adverse effect on our business, results of operations, and financial condition.

Evolving focus on environmental, social, and governance issues by shareholders, customers, regulators, politicians, employees, and other stakeholders may impose additional risks and costs on our business.

ESG matters are an area of growing and evolving focus among our shareholders and other stakeholders, including customers, employees, regulators, politicians, and the general public in the United States and abroad. Companies like Airbnb face heightened expectations regarding matters such as environmental sustainability, diversity, human rights, and data privacy. We engage in various initiatives to serve our stakeholders in these and other areas, and to respond to stakeholder expectations regarding ESG, but such initiatives can be costly and may not have the desired effect. For example, many ESG initiatives (including related metrics and targets) are based on methodologies, standards, and data that are still evolving or are subject to variable interpretation; as with other companies, our approach to such matters evolves, and we cannot guarantee that our approach, either now or in future, will align with the expectations or preferences of any particular stakeholder or that certain disclosures will not be considered erroneous or subject to misinterpretation.

Moreover, stakeholders have varying and sometimes conflicting perceptions of ESG matters. Both advocates and opponents of various issues are increasingly resorting to activism (including media campaigns and litigation) to advocate for their positions. Responding to such issues involves inherent costs, and any failure to successfully navigate stakeholder expectations could negatively impact our business, results of operations, financial condition, and stock price.

The regulatory landscape for ESG issues is also rapidly evolving, and various policymakers, including the European Union and State of California, among others, have adopted (or are considering adopting) requirements for climate- or other ESG-related disclosures or other actions. We may face risks related to sustainability reporting obligations under the evolving regulatory landscape in the European Union. Specifically, the Corporate Sustainability Reporting Directive (“CSRD”) and the Corporate Sustainability Due Diligence Directive (“CSDDD”) impose stringent requirements on companies to disclose detailed information regarding their ESG practices. Furthermore, the transposition of the CSRD by EU member states will also impact the scope of these requirements. Many member states have not yet transposed the directive, adding another layer of uncertainty to compliance efforts. Additionally, the EU's Omnibus Simplification Package introduces further complexity and uncertainty in the European Union. Compliance involves significant expenses and resources, with risks of errors in implementing necessary changes. These requirements are not uniform, and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance, as well as any related risks. Various of our suppliers and other stakeholders are subject to similar risks, which may exacerbate, or create additional, risks on such matters.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

The Internet and technology industries frequently face litigation over intellectual property rights, including allegations of infringement or misappropriation. We may encounter claims from third parties, including practicing and non-practicing entities, asserting that our platform, technologies, or branding infringe on or misappropriate their intellectual property rights. These claims can be costly and time-consuming to address, potentially diverting management's attention and resources.

Intellectual property disputes could lead to significant liabilities, force us to cease using certain technologies or branding, or require us to obtain costly licenses or develop alternative solutions. These outcomes could increase our expenses and reduce our competitiveness, adversely affecting our business, results of operations, and financial condition.

We receive from time to time, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, from time to time we have been involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. While a number of the infringement claims raised against us have been based on our use or implementation of third-party technologies for which those third parties have been required to defend against the claims on our behalf and indemnify us from liability, intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle, and could divert our management’s attention and other resources.

As we expand our offerings or acquire new businesses, our exposure to intellectual property claims may increase. Third parties may assert infringement claims related to newly acquired technologies or business areas, which could materially adversely affect our ability to compete and our business, results of operations, and financial condition.

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

We have operations in countries known to experience high levels of corruption, and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.

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

Technology, Data and Cybersecurity Risks

Technology, Data Security and Cybersecurity

Compliance with federal, state, and foreign laws relating to data privacy, data security, artificial intelligence, marketing and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, litigation or other legal action against us, negative publicity, an erosion of trust, and/or result in regulatory scrutiny, fines and penalties and could materially adversely affect our business, results of operations, and financial condition.

Data privacy, data security, AI, marketing and consumer protection laws, rules, and regulations are complex and rapidly evolving and we could be materially adversely affected by new legal requirements or changes to existing requirements including their interpretations and enforcement practices. Compliance with such laws may require changes to our data processing practices, potentially increasing compliance costs or adversely affecting our business. We process personal data, such as names, dates of birth, email addresses, nationality, location information, Social Security numbers, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card, bank account or other financial information, from and about hosts and guests, as well as our employees, job applicants, contractors and representatives of our third-party vendors, and other companies we do business with. We utilize third-party vendors, some of whom process data for us and provide various services, including but not limited to digital storage technology, business technology support, and other support functions. We and our vendors must comply with various state, federal, and foreign data privacy and security laws, rules, regulations, industry standards and other requirements, including those that generally require that we implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used. These requirements, and their application, interpretation, and amendment are constantly evolving.

Additionally, we note that as the use of AI and machine learning technologies (“AI and ML Technologies”) continues to grow, regulators (including data protection regulators) are expected to take an increased interest in issues, such as how we and our vendors collect, maintain and process and provide transparency on the use of personal data of our users and/ or hosts in that context. Our technology platform incorporates the use of AI and ML Technologies, for example, for fraud detection, search, enabling customized features and enhancing community support. Enhanced scrutiny of the use of AI and ML Technologies means that regulators may increasingly seek advance engagement with businesses like ours in respect of certain types of data processing. In addition, certain existing legal regimes, including those relating to data privacy and consumer protection, regulate certain aspects of AI and ML Technologies, and new laws regulating AI and ML Technologies have been or may be enacted or have entered into force in jurisdictions that we operate. This may affect our use of AI and ML Technologies and our ability to provide, improve or commercialize our services effectively and efficiently and result in increased costs. For example, in the United States, California enacted seventeen new laws in 2024 that further regulate the use of AI and ML Technologies and provide consumers with additional protections around companies’ use of AI and ML Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Other legislation has been introduced or proposed at the federal and state level, and there remains uncertainty at the federal level regarding the regulation of AI and ML Technologies. Further, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force in August 2024, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. These regulations may impact our ability to use, procure and commercialize AI and ML Technologies in the future, and we may need to expend resources to adjust our products or services, including if the laws are not consistent across jurisdictions.

In the European Union and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the UK General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”), respectively (the EU GDPR and UK GDPR together referred to as the “GDPR”), both of which have resulted, and will continue to result, in significantly greater compliance burdens and costs for companies like ours. The GDPR comprehensively regulates our use of personal data, including cross-border transfers of personal data out of Europe. Many large geographies in which we operate, including Australia, Brazil, Canada, China, India, and South Korea have passed or are in the process of passing comparable or other robust data privacy and security legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

In relation to cross-border transfers of personal data outside of Europe, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States may be challenged, which could also lead to challenges to, or impact the effectiveness of, other data transfer mechanisms such as the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism). In general, we expect that international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators and we cannot guarantee the ongoing efficacy of our data transfer mechanisms. It is also possible that transfers of personal data outside the United States could be restricted or impacted by developments at the federal level. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, including updating agreements or implementing additional safeguards which could otherwise affect the manner in which we provide our services, our ability to provide our services and adversely affect our business, results of operations, and financial condition.

From time to time, we receive correspondence, and are subject to more formal inquiries, from regulators including the Irish Data Protection Commission, our lead EU data protection regulator, regarding our personal data processing activities. To date, we have not received any fines in respect of statutory inquiries and have in place an internal process to review and process such inquiries to ensure we respond appropriately and update our privacy compliance with any findings.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, maintenance, disclosure and processing of personal data, including federal and state data privacy laws, data breach notification laws, electronic communications laws, and marketing and consumer protection laws. For example, the Federal Trade Commission (“FTC”) and state regulators enforce a variety of data privacy issues, such as misrepresentations in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. Additionally, the GLBA and its implementing regulations, restrict and impose certain requirements on the processing of personal data, including notice to individuals of privacy practices and requirements for the safeguarding and proper destruction of personal data. Moreover, as we send marketing messages via email and short message service, or SMS, text messages, we are subject to the CAN-SPAM Act, which imposes certain obligations regarding the content of emails and providing and honoring opt-outs, and the Telephone Consumer Protection Act, which imposes restrictions on the ability to send text messages without prior consent.

The U.S. government, including Congress, the FTC, the CFPB and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning personal data processing practices and consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the processing of state residents’ personal data that have and may continue to require us to modify our data processing practices and policies and incur related costs and expenses. For example, the California Consumer Privacy Act (“CCPA”) provides enhanced data privacy rights to California residents, such as affording residents the right to access and delete their data and to opt out of certain sharing and sales of personal data. The CCPA imposes a range of other compliance obligations and imposes severe statutory damages, which could lead to injunctive relief or agreed settlements providing for ongoing audit and reporting requirements, as well as a private right of action, for certain data breaches. This private right of action has increased the risks associated with data breach litigation. The enactment of the CCPA prompted a wave of similar legislative developments in other states, which creates a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in other states. Many other states have passed or proposed similar laws and there remains increased interest at the federal level as well.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the European Union and United Kingdom, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies, which may lead to additional costs and increase our overall risk exposure.

Further, the majority of the substantive provisions of the DSA took effect in February 2024. The DSA governs, among other things, our potential liability for illegal services/products or content on our platform, obligations around traceability of business users, and requires enhanced transparency measures. In particular our obligations to diligence the services offered on our platform could require significant additional resources. Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users which are yet to be clarified further by guidance. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to customers, and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Similarly, in the United Kingdom, the Online Safety Act 2023, or the OSA, establishes an extensive regulatory framework for certain user-to-user and search services and imposes obligations to protect users from illegal content which, if applicable, may increase compliance costs and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or £18 million (whichever is greater).

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices for protecting personal information collected and maintained electronically. Together, these existing and proposed laws add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs and cybersecurity, which could impact strategies, and could result in increased compliance costs and/or changes in business practices and policies. Compliance with numerous and often contradictory requirements of different jurisdictions is particularly difficult for an online business such as ours, which collects personal information from hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts new laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. As in many cases these laws are relatively new and the interpretation and application of these laws is uncertain. There may be litigation, claims and enforcement relating to data privacy, and the processing of personal data may involve new interpretations of privacy laws. For example, there has been a noticeable increase in class actions in the United States where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of tracking technologies, such as cookies and pixels.

Furthermore, to help improve the trust and safety on our platform, we conduct certain verification procedures aimed at our hosts, guests, and listings in certain jurisdictions. Such verification procedures may include utilizing public information on the Internet, accessing public databases such as court records, utilizing third-party vendors to analyze host or guest data, or physical inspection. These types of activities expose us to requirements of other laws and regulations, and to the risk of regulatory engagement and/or enforcement from privacy regulators, consumer protection agencies, consumer credit reporting agencies, and civil litigation.

When we are required to disclose personal data to government agencies, such as tax authorities and law enforcement agencies, this could be perceived by third parties as non-compliance with data privacy and security laws, potentially leading to legal proceedings or actions against us. Conversely, if we refuse to provide requested information due to a disagreement, such as on the interpretation of the law, we may face actions, litigation, and increased regulatory scrutiny, which could harm our relationships with governments and limit our ability to operate in certain regions. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

Any failure or perceived failure by us and/or our vendors or third-party providers to comply with data privacy and data security laws, rules, or regulations could expose us to material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations, and financial condition. For example, as we are subject to both the EU GDPR and the UK GDPR, we could be fined under each regime independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million or £17.5 million, or up to 4% of the annual global revenue of the infringer, whichever is greater.

In addition, any failure or perceived failure to comply with consumer protection, marketing, data privacy or data security laws, rules, and regulations; policies; industry standards; or enforcement notices and/or assessment notices (for a compulsory audit) could lead to legal actions by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation, injunctive relief, or damages liabilities, as well as associated costs, and diversion of internal resources or other regulatory orders adversely impacting the ways our business can use personal data. These proceedings could be costly to litigate, whether or not they have merit, and result in negative publicity and erode trust, potentially requiring us to make costly changes to our business practices. If these events occur, they could materially and adversely impact our business operations, financial condition, and overall results.

IT System capacity constraints, system or other operational failures could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. We rely on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third-party IT Systems for certain operations, including payment processing and accounting. Significant consumer growth or third-party failures may require costly upgrades, potentially affecting our business, and if our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience significant operational interruptions, including poor performance, incorrect payments, search ranking issues, unanticipated disruptions in service, slower response times, and delays in the introduction of new offerings, decreased customer satisfaction, and loss of users. Our reliance on the Internet and mobile networks could also lead to disruptions in access. Our IT Systems, including those from third-party providers, are also vulnerable to damage or interruption from natural disasters. For example, our San Francisco operations are at risk from earthquakes and power outages, which could disrupt business operations. Such disruptions could materially adversely impact our business, results of operations, and financial condition. We have experienced IT System failures from time to time. While we invest in system reliability, these measures may not fully prevent downtime, and our existing business interruption insurance may not cover all losses or be available to us on economically reasonable terms in the future or at all. For further information, see the risk factor titled “If we or our third-party providers fail to protect confidential information and/or experience security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.”

If we do not adequately protect our intellectual property and our data, then our business, results of operations, and financial condition could be materially adversely affected.

We hold a broad collection of intellectual property rights, including those related to our brand; certain content and design elements on our platform; our code and our data; inventions and processes related to our platform, services, and research and development efforts; an extensive repository of wholly-owned audio and visual assets; marketing and promotional concepts and materials; a collection of editorial content; and certain entertainment-related assets. This includes registered domain names, registered and unregistered trademarks, service marks, and copyrights, patents, and patent applications, trade secret rights, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. To further protect our proprietary rights, from time to time we have acquired or licensed patents, trademarks, domain name registrations, and copyrights from third parties. Despite these protections, the use or misappropriation of our intellectual property rights by third parties can diminish the value of our brand and allow competitors to replicate our offerings.

Our intellectual property assets and rights are essential to our business, and in the future, we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights from third parties, which could require significant cash expenditures. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our technologies, offerings, or features or methods of operations more effectively. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our hosts, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Our use of artificial intelligence and machine learning gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.

We currently use AI and ML Technologies in our offerings, for example with respect to fraud detection, search, enabling customized features and enhancing community support.

The rapid evolution of AI and ML Technologies will continue to require the application of significant resources to adopt, develop, test, integrate, and maintain AI and ML Technologies included in our offerings in order to remain competitive and to help implement these technologies responsibly and minimize unintended or harmful impacts. There are significant risks involved in adopting, developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, AI and ML Technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which we or third parties do not have sufficient rights; and/or may be adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, third-party litigation or regulatory action, or material performance issues. Any of the above could negatively impact the performance of our products, services and business, as well as our reputation, and we could incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party or civil claims.

In addition, AI and ML Technologies, including generative AI, may be vulnerable to adversarial user behavior or create inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, unintended, nonsensical, or factually incorrect results. Our hosts, guests or others may rely on or use this flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition. The use of AI and ML Technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on our customers or on society as a whole, we may experience brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Development, maintenance and operation of AI and ML Technologies requires additional investment in the development of proprietary datasets, machine learning models, and systems to monitor and test for accuracy, bias, and other variables, which are complex, costly, and could impact our profit margin as we expand the use of AI and ML Technologies in our offerings. Developing, testing, and deploying AI and ML Technologies also increase associated computing costs.

In addition to our proprietary technologies, we use AI and ML Technologies licensed from third parties. Our ability to continue to adopt, integrate and use such technologies at the scale we may need may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the quality, availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. If any such third-party AI and ML Technologies become incompatible with our offerings or unavailable for use or have degradations in performance, or if the providers of such models unfavorably change the terms on which their AI and ML Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers. In addition, to the extent any third-party AI and ML Technologies are used as a vendor hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

We face competition from other companies in our industry with respect to the development and deployment of AI and ML Technologies to enhance our competitive offerings. Those other companies may develop AI and ML Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI and ML Technologies as effectively, quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth.

The regulatory and intellectual property frameworks governing the use and protection of AI and ML Technologies and of its outputs are rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer and protect products or services that we develop which leverage AI and ML Technologies. Many federal, state and foreign government bodies and agencies have introduced or proposed additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of and availability of IP protection for our AI and ML Technologies. As a result, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI and ML Technologies, and new laws regulating AI and ML Technologies are expected to continue to be proposed and enacted in the United States and globally. For further information related to AI laws and regulations that may affect our business, see the risk factor titled “Compliance with federal, state, and foreign laws relating to data privacy, data security, artificial intelligence, marketing and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, litigation or other legal action against us, negative publicity, an erosion of trust, and/or result in regulatory scrutiny, fines and penalties and could materially adversely affect our business, results of operations, and financial condition.”

It is also possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including data privacy, consumer protection, competition laws, may be interpreted in ways that would limit our ability to use AI and ML Technologies for our business, or require us to change the way we use AI and ML Technologies in a manner that negatively affects the performance of our products, services, and business and requires us to expend resources and adjust our products or services in certain jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI and ML Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Platform Performance and Integrity

We could face liability for information or content on or accessible through our platform.

We could face claims relating to information or content that is made available on our platform. Our platform relies upon content that is created and posted by hosts, guests, or other third parties. Although content on our platform is typically generated by third parties, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our hosts and guests. While we rely on legal exemptions and protections like the DMCA and CDA in the United States and the E-Commerce Directive in the European Union, varying laws and interpretations regarding immunity and responsibility across jurisdictions may limit these exemptions or defenses or create uncertainty regarding liability for information or content uploaded by hosts, guests, or other third parties. To the extent that Airbnb creates or is deemed to create or facilitate such content on the platform, these defenses may be less available. New regulations could increase our liability and compliance costs, impacting our business.

In the United States, changes to the CDA could reduce protections for online platforms. In the EU, the DSA and Digital Markets Act (“DMA”) introduced new compliance requirements and potential fines. Other regions, like Asia and Latin America, have or are developing regulations that could impose direct or secondary liability on platforms for harmful content. These laws may require us to implement costly measures to mitigate liability, affecting our platform's appeal and our brand reputation.

The EU's Consumer Rights Directive and the Unfair Commercial Practices Directive impose strict consumer protection requirements, with potential fines for non-compliance. Consumers and certain Consumer Protection Associations may bring individual claims against us, and the Collective Redress Directive allows for class actions across the EU, increasing our litigation risk. Compliance with these evolving regulations may increase operational costs and materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to help improve the trust and safety on our platform, combat fraudulent activities and other misconduct, and help improve community trust, such as requiring identity and other information from hosts and guests, attempting to confirm the location of listings, removing suspected fraudulent listings or listings repeatedly reported by guests to be significantly not as described, and removing hosts and guests who fail to comply with our policies. While these initiatives are crucial for community trust, they can increase platform friction, potentially reducing host and guest activity and materially adversely affecting our business. These trust and safety efforts, including limited verification of hosts and listings and restrictions on certain types of bookings, our neighborhood hotline, or other initiatives, incur significant costs and may lead to fewer listings and bookings.

As a global platform, the implementation of these measures varies by region and may be limited by local laws. Despite our investments, we cannot guarantee these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity. Additionally, our community standards, including commitments to inclusion and belonging that are required when a user joins Airbnb, may not always be clearly communicated or well understood by all parts of our community, leading to unmet expectations among hosts and guests, which may lead to fewer listings and bookings.

We are subject to payment-related fraud, and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. When hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent bookings on our platform, or there are host account takeovers, we have incurred and will continue to incur losses from claims by hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2024, total chargeback expense was $96 million. The capabilities of criminal fraudsters and the susceptibility of individuals to fraud pose ongoing risks. Despite measures to detect and reduce fraud, these efforts require continuous improvement to address evolving threats, especially with new payment methods and technology platforms.

Our payments platform is vulnerable to illegal uses, such as money laundering and fraudulent listings, which can lead to legal claims, regulatory investigations, and reputational harm. While we strive to combat these activities, our measures may not always be effective, and failure to reduce fraud could result in fines, higher fees, or loss of payment card network access, which could materially adversely affect our business, results of operations and financial condition.

Our use of third-party open-source software and our open-source contributions could adversely affect our ability to offer or protect our platform and services and subject us to costly litigation and other disputes.

From time to time, we incorporate certain open-source software into our code base as we continue to develop our platform and services. Open source software is licensed by its authors or owners under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating, or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. In addition, the use of third-party open-source software could expose us to greater risks than the use of third-party commercial software to the extent open-source licensors do not provide warranties or controls on the functionality or origin of the software equivalent to those provided by third-party commercial software providers. We also license to others some of our software through open-source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can limit our ability to protect our intellectual property rights with respect to that software. From time to time, companies that use open-source software have faced claims challenging the use of open-source software or compliance with open-source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms.

Inadvertent use of open-source software can occur in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our platform which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

If we or our third-party providers fail to protect confidential information and/or experience security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

We own and manage some IT Systems but also rely on third parties for a range of IT Systems and related products and services, including, among others, cloud computing services and other third parties for the provision of our community support operations. We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our and our third-party providers’ IT Systems and confidential information, including personal data and proprietary information. As we expand our technology use and collaborate with third parties, managing these threats becomes more challenging. These risks come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by company insiders, suppliers or providers, and human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs, or other vulnerabilities in software and hardware that is integrated into our or our providers’ IT Systems, products or services. We have, from time to time, found defects or errors in our IT Systems that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. Additionally, any integration of AI or machine learning in our or any providers’ operations, products or services poses new or unknown cybersecurity risks and challenges. Acquisitions of companies with vulnerable IT Systems further expose us to cybersecurity risks.

We encrypt certain data in transit and at rest, but advances in hacking and AI and machine learning may challenge our defenses. We and certain of our third-party service providers have experienced cyberattacks and other security incidents in the past, including distributed denial-of-service type attacks on our IT Systems that have made portions of our platform slow or unavailable for periods of time. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques—including AI—that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. Despite significant investments in security, we cannot fully mitigate these risks, and such security incidents could disrupt operations and lead to negative publicity, reputational damage, loss of users, increased support costs, regulatory fines, legal claims (including class actions), and significant financial losses, especially under laws which impose statutory damages per breached record, all of which could materially impact our business, results of operations, and financial condition.

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

We rely primarily on Amazon Web Services in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, messaging, data storage and processing, trust and safety, security infrastructure, source code management, and testing and deployment. In addition, we rely on third parties for many aspects of our payments platform, and the vast majority of our community support operations is performed by a limited number of third-party service providers. We also rely on Google Maps and other third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Some of our third-party providers, including our cloud computing providers and our payment processing partners, have been and may be subject to further intrusions, computer viruses, malicious software (such as ransomware), denial-of-service attacks, phishing attacks, sabotage, acts of vandalism, terrorism, or other misconduct, and incidents due to inadvertent error or malfeasance by employees, contractors or other parties. There can be no assurance that our service providers will anticipate or prevent all types of attacks or that any security measures will be effective against all types of cybersecurity threats and risks. Our service providers are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies and reputational harm. Our systems currently do not provide complete redundancy of data storage or processing or payment processing, and business continuity and disaster recovery plans may not be effective. The occurrence of any of the above events could result in hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

Risks Related to Ownership of Our Class A Common Stock

Stock Price and Volatility Risks

Our focus on the long-term best interests of our Company and our consideration of all of our stakeholders, including our hosts, guests, the communities in which we operate, employees, and shareholders, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our Class A common stock.

We believe that prioritizing the long-term interests of our Company and stakeholders, including hosts, guests, the communities in which we operate, employees, and shareholders, will help ensure sustained success and long-term shareholder value. This focus may lead us to make decisions that negatively impact short- or medium-term business performance or the trading price of our Class A common stock, potentially making it less attractive to short-term investors. Our long-term strategies, such as enhancing platform trust and safety, improving community support, investing in relationships, and adapting to regulations, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A common stock, could be materially adversely affected.

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

Our multi-series structure may result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. The multi-series structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. It is unclear what effect, if any, such policies and restrictions could have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included, and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

Our board of directors has authorized management to repurchase shares of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, and inflation, tariffs, global conflicts, and public health crises. Our share repurchase program authorizations do not have an expiration date nor do they obligate us to acquire any specific number or dollar value of shares. Our share repurchase programs may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

Under our restated certificate of incorporation, we are authorized to issue 2,000,000,000 shares of Class C common stock. Any future issuance of Class C common stock may have the effect of further concentrating voting control in the holders of our Class B common stock, including the Class B common stock held by our founders, and may discourage potential acquisitions of our business, and could have an adverse effect on the trading price of our Class A common stock.

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

We may raise additional capital in the future or otherwise issue equity, which could have a dilutive effect on existing stockholders and adversely affect the market price of our common stock. If we require additional funding to support our business, this additional funding may not be available on reasonable terms or at all.

We may from time to time issue additional shares of common stock, including as consideration for any future acquisitions. As a result, our stockholders may experience immediate dilution. We may engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, our stockholders will experience additional dilution when option holders exercise their right to purchase common stock under our equity incentive plans, when RSUs vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity. Additionally, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations.

There has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Should we require additional funding, we cannot be sure that additional financing will be available to us on reasonable terms or at all. If we cannot raise additional funds when we need them, our ability to continue to support our business and to respond to business challenges would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

Corporate Governance and Control

The multi-series structure of our common stock has the effect of concentrating voting control with certain holders of our common stock, including our directors, executive officers, and 5% stockholders, and their respective affiliates. This ownership limits or precludes other stockholders’ ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, our Class C common stock has no votes per share, and our Class H common stock has no votes per share. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until all such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, our founders, who collectively hold a majority of the voting power of our outstanding capital stock, are party to a Voting Agreement under which each founder and his affiliates and certain other entities agree to vote their shares for the election of each individual founder to our board of directors. We and each of our founders are party to a Nominating Agreement under which we and the founders are required to take certain actions to include the founders in the slate of nominees nominated by our board of directors for the applicable class of directors, include them in our proxy statement, and solicit proxies or consents in favor of electing each founder to our board of directors. This concentrated control limits or precludes other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes or transfers among our founders, if all of our founders agree to such transfers. Each share of our Class B common stock is convertible at any time at the option of the Class B holder into one share of Class A common stock. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. In addition, the conversion of Class B common stock to Class A common stock dilutes holders of Class A common stock in terms of voting power within the Class A common stock. In addition, any future issuances of common stock would be dilutive to holders of Class A common stock. For example, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. Further, each outstanding share of Class H common stock will convert into a share of Class A common stock on a share-for-share basis upon the sale of such share of Class H common stock to any person or entity that is not our subsidiary, which would dilute holders of Class A common stock in terms of voting power within the Class A common stock.

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
•in addition to our board of directors’ ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock;
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

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders of the Company, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders of the Company and result in increased costs for investors to bring a claim.
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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and confidential information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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
Item 2. Properties

We are headquartered in San Francisco, California, where we have lease commitments for approximately 0.8 million square feet, including approximately 0.5 million square feet offered for sublease, across multiple buildings.

As of December 31, 2024, we leased office facilities totaling approximately 1.5 million square feet, including approximately 0.9 million square feet offered for sublease, in multiple locations in the United States and internationally. We believe our facilities are adequate and suitable for our current needs.
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

Holders of our Common Stock

Holders of our common stock as of January 31, 2025, were as follows:
•Class A common stock: 905 stockholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
•Class B common stock: 74 stockholders of record.
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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2024 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31	2.3	$132.84	2.3	$3,853
November 1 - 30	1.9	$136.12	1.9	$3,590
December 1 - 31	2.0	$134.95	2.0	$3,320
Total	6.2	$134.54	6.2

(1)Includes broker commissions.
(2)On February 13, 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to 6.0 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time at our discretion.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024, references to 2023 refer to the year ended December 31, 2023, and references to 2022 refer to the year ended December 31, 2022.

This section of this Annual Report on Form 10-K discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 16, 2024.

Glossary of Terms

Active booker	An active booker is a unique guest who has booked a stay or experience in a given period.
Active listing	We consider a listing of a home or an experience to be an active listing if it is viewable on Airbnb and has been previously booked at least once on Airbnb (excluding HotelTonight).
Available listings	Available listings are accommodations and experiences that are viewable on a certain date on our platform (excluding HotelTonight).
Check-ins	Check-ins represent individual stays or experiences that occur during a period that have not been canceled.
Co-hosts	Co-hosts are experienced hosts who provide personalized support based on the hosts’ needs, from listing setup to managing bookings and communicating with guests.
Guest arrivals	Guest arrivals represent an individual and all co-travelers included on a reservation for a stay for completed check-ins during a given period.
Hosts	We count the number of hosts on our platform based on the number of users with available listings as of a certain date.
Payments to customers
We make payments to customers as part of our referral programs and marketing promotions, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

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
2024 Financial Highlights

In 2024, revenue increased by 12% to $11.1 billion compared to 2023, primarily due to a 10% increase in Nights and Experiences Booked of 43.3 million combined with higher Average Daily Rate (“ADR”) driving a 12% increase in Gross Booking Value of $8.5 billion. The growth in GBV and revenue demonstrated continued strong travel demand.

In 2024, net income decreased by 45% to $2.6 billion, compared to the prior year, primarily due to the release of the majority of our valuation allowance on U.S. federal and state deferred tax assets of $2.9 billion in 2023, and the recognition of deferred tax expense related to the utilization of some of those assets in 2024 (see Note 14, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details). This was partially offset due to a decrease in withholding taxes, associated fees, and penalties and interest expense due to a withholding tax settlement related to Italy of $770 million, $196 million and $64 million respectively.

Adjusted EBITDA1 increased 11% to $4.0 billion in 2024 demonstrating the continued strength of our business, growth in revenue and discipline in managing our cost structure.

Our net cash provided by operating activities was $4.5 billion in 2024, compared to $3.9 billion, in the prior year. We generated Free Cash Flow1 of $4.5 billion for the year ended December 31, 2024, compared to $3.8 billion, in the prior year.

During 2024, we repurchased an aggregate of 24.5 million shares of Class A common stock for $3.4 billion. As of December 31, 2024, we completed the repurchases under the August 2, 2022 share repurchase program and had $3.3 billion available for repurchase of Class A common stock under the May 9, 2023 share repurchase program.

Trends

Inflation and other macroeconomic pressures in the United States and the global economy, such as tariffs, foreign currency fluctuations, as well as wars and other geopolitical conflicts, have contributed to an increasingly complex business environment. As a result, our future operational results may be subject to volatility. Additionally, health-related events, political instability, acts of terrorism, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	2023	2024	% Change
Nights and Experiences Booked	448	492	10%
Gross Booking Value	$73,252	$81,784	12%

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

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin, which are described below. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as a financial measure, should be considered as supplemental in nature, and are not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including net income and net income margin as well as our other U.S. GAAP results. Free Cash Flow and Free Cash Flow Margin have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities and net cash provided by operating activities margin. Free Cash Flow and Free Cash Flow Margin do not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for (benefit from) income taxes;
•other income (expense), net;
•interest income;
•depreciation and amortization;
•stock-based compensation expense;
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements, and
•lodging taxes for which we may have joint and several liability with hosts for collecting and remitting such taxes, withholding taxes on payments made to hosts and any related settlements, and transactional taxes where there is significant uncertainty as to how the taxes apply to our platform.

Adjusted EBITDA Margin: Adjusted EBITDA divided by revenue.

•Enhances comparability on a consistent basis and provides investors with useful insight into the underlying trends of the business.

•Used by management to make operating decisions such as evaluating performance, performing strategic planning, and budgeting.

Free Cash Flow & Free Cash Flow Margin	Free Cash Flow: Net cash provided by operating activities less purchases of property and equipment. Free Cash Flow Margin: Free Cash Flow divided by revenue.
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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure, for each period presented below (in millions, except percentages):

	2023	2024
Net income	$4,792	$2,648
Net income margin	48%	24%
Adjusted EBITDA	$3,653	$4,041
Adjusted EBITDA Margin	37%	36%

Net cash provided by operating activities	$3,884	$4,518
Net cash provided by operating activities margin	39%	41%
Free Cash Flow	$3,837	$4,484
Free Cash Flow Margin	39%	40%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	2023	2024
Revenue	$9,917	$11,102

Net income	$4,792	$2,648
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(2,690)	683
Other expense, net	137	40
Interest income	(721)	(818)
Depreciation and amortization	44	65
Stock-based compensation expense	1,120	1,407
Acquisition-related impacts	(3)	(7)
Lodging taxes, host withholding taxes, and transactional taxes, net	974	23
Adjusted EBITDA	$3,653	$4,041
Adjusted EBITDA Margin	37%	36%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA for the year ended December 31, 2024, compared to the prior year, was primarily driven by growth in revenue which was driven by the increase in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR.

During 2023, we released $2.9 billion of our valuation allowance related to our U.S. federal and state deferred tax assets (see Note 14, Income Taxes, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details).
Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to Free Cash Flow (in millions, except percentages):

	2023	2024
Revenue	$9,917	$11,102

Net cash provided by operating activities	$3,884	$4,518
Purchases of property and equipment	(47)	(34)
Free Cash Flow	$3,837	$4,484
Free Cash Flow Margin	39%	40%

Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds.

Geographic Mix

Our operations are global, and certain trends in our business, such as Nights and Experiences Booked, GBV, revenue, ADR, and Nights per Booking vary by geography. We measure Nights and Experiences Booked by region based on the location of the listing.

	2023	% of Total	2024	% of Total	% Change
	(in millions, except percentages)
Nights and Experiences Booked
North America	146	33%	154	31%	5%
EMEA	187	42	201	41	7
Latin America	64	14	76	16	19
Asia Pacific	51	11	61	12	20
Total	448	100%	492	100%	10%

Gross Booking Value
North America	$34,941	48%	$37,816	46%	8%
EMEA	26,241	36	29,750	36	13
Latin America	6,054	8	7,092	9	17
Asia Pacific	6,016	8	7,126	9	18
Total	$73,252	100%	$81,784	100%	12%

Revenue
North America	$4,638	47%	$5,006	45%	8%
EMEA	3,615	36	4,135	37	14
Latin America	824	8	969	9	18
Asia Pacific	840	9	992	9	18
Total	$9,917	100%	$11,102	100%	12%

We saw a 2% increase in ADR in 2024 compared to the prior year, primarily due to higher ADR in EMEA, which increased by 5%.
Our total Company average nights per booking, excluding experiences, was 3.8 in 2024 compared to 3.9 in 2023. Average nights per booking in 2024 was 4.1 for North America, 3.8 for EMEA, 3.7 for Latin America, and 3.3 for Asia Pacific. We expect that our blended global average nights per booking will continue to fluctuate based on our geographic mix and changes in traveler behaviors.

No single city represented more than 2% of our revenue before adjustments for incentives and refunds during the years ended December 31, 2023 and 2024, or more than 1% of our active listings as of December 31, 2023 and 2024.

Results of Operations

The following table sets forth our results of operations for the periods presented (in millions, except percentages):

	2023		2024
	Amount	% of Revenue	Amount	% of Revenue	% Change
Revenue	$9,917	100%	$11,102	100%	12%
Costs and expenses:
Cost of revenue	1,703	17	1,878	16	10
Operations and support(1)	1,186	12	1,282	12	8
Product development(1)	1,722	17	2,056	19	19
Sales and marketing(1)	1,763	18	2,148	19	22
General and administrative(1)	2,025	20	1,185	11	(41)
Total costs and expenses	8,399	84	8,549	77	2
Income from operations	1,518	16	2,553	23	68
Interest income	721	7	818	7	13
Other expense, net	(137)	(2)	(40)	—	(71)
Income before income taxes	2,102	21	3,331	30	58
Provision for (benefit from) income taxes	(2,690)	(27)	683	6	(125)
Net income	$4,792	48%	$2,648	24%	(45)%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	2023	% of Total	2024	% of Total	% Change
Operations and support	$68	6%	$90	6%	32%
Product development	694	62%	886	63%	28%
Sales and marketing	130	12%	170	12%	31%
General and administrative	228	20%	261	19%	14%
Stock-based compensation expense	$1,120	100%	$1,407	100%	26%

Comparison of the Years Ended December 31, 2023 and 2024

Revenue

Our revenue consists of service fees, net of incentives and refunds, charged to our customers. For stays, service fees, which are charged to customers as a percentage of the value of the booking, excluding taxes, vary based on factors specific to the booking, such as booking value, the duration of the booking, geography, and host type. For experiences, we only earn a host fee. Substantially all of our revenue comes from stays booked on our platform. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new customers. We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. Revenue is net of incentives and refunds provided to customers.

(in millions, except percentages)	2023	2024	% Change
Revenue	$9,917	$11,102	12%

Revenue increased $1.2 billion, or 12%, in 2024 compared to 2023, primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked and a modest increase in ADR driven by our North America and EMEA regions.

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

(in millions, except percentages)	2023	2024	% Change
Cost of revenue	$1,703	$1,878	10%
Percentage of revenue	17%	16%

Cost of revenue increased $175 million, or 10%, in 2024 compared to 2023, primarily due to an increase in merchant fees of $173 million, due to an increase in GBV, the impact of certain one-time incentives in 2023, and an increase in cloud computing costs of $26 million, due to increased server and data storage usage. These increases were partially offset by a reduction in chargebacks of $34 million.

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

(in millions, except percentages)	2023	2024	% Change
Operations and support	$1,186	$1,282	8%
Percentage of revenue	12%	12%

Operations and support expense increased $96 million, or 8%, in 2024 compared to 2023, primarily due to a $38 million increase in payroll-related expenses, an increase in customer relations costs of $25 million, mainly due to higher nights booked, and an increase in insurance costs of $25 million, due to higher premiums as a result of higher nights booked.

Product Development

Product development expense primarily consists of personnel-related expenses and third-party service provider fees incurred in connection with the development of our platform, and allocated costs for facilities and information technology.

(in millions, except percentages)	2023	2024	% Change
Product development	$1,722	$2,056	19%
Percentage of revenue	17%	19%

Product development expense increased $334 million, or 19%, in 2024, compared to 2023, primarily due to a $288 million increase in payroll-related expenses.

Sales and Marketing

Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology.

(in millions, except percentages)	2023	2024	% Change
Brand and performance marketing	$1,208	$1,455	20%
Field operations and policy	555	693	25%
Total sales and marketing	$1,763	$2,148	22%
Percentage of revenue	18%	19%

Sales and marketing expense increased $385 million, or 22%, in 2024, compared to 2023, primarily due to a $294 million increase in marketing activities associated with ongoing marketing campaigns and search engine marketing, a $58 million increase in payroll-related expenses, and a $26 million increase in consultant and other service provider costs.

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

(in millions, except percentages)	2023	2024	% Change
General and administrative	$2,025	$1,185	(41)%
Percentage of revenue	20%	11%

General and administrative expense decreased $840 million, or 41%, in 2024, compared to 2023, primarily due to decreased non-income taxes and related fees and penalties, partially offset by an increase in payroll-related expenses. Non-income taxes and related fees and penalties decreased $656 million and $194 million, respectively, primarily due to a withholding tax settlement related to Italy, partially off-set by an increase in payroll-related expenses of $22 million.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities, and amounts held on behalf of customers.

(in millions, except percentages)	2023	2024	% Change
Interest income	$721	$818	13%

Interest income increased $97 million, or 13%, in 2024 compared to 2023, primarily due to higher cash and investment balances.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, unrealized gains and losses on derivatives, the change in fair value of investments and financial instruments, including our share of income or loss from our equity method investments, and interest expense, which consists primarily of interest associated with various indirect tax reserves, amortization of debt issuance and debt discount costs.

(in millions, except percentages)	2023	2024	% Change
Other expense, net	$(137)	$(40)	71%

The change in other expense, net of $177 million in 2024 compared to 2023 was primarily due to increased foreign exchange gains of $77 million and a decrease in interest expense of $58 million related to interest on withholding taxes recorded in 2023, partially offset by an impairment charge of $45 million on an investment in a privately-held company in 2024.

Provision for (benefit from) Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. We expect our effective tax rate in the future to depend upon the proportion between the following items and income before income taxes: U.S. tax benefits from foreign-derived intangible income, U.S. tax on foreign income net of allowable credits, tax effects from share-based compensation, research tax credits, tax effects from capital losses not expected to be utilized, restructurings, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

(in millions, except percentages)	2023	2024	% Change
Provision for (benefit from) income taxes	$(2,690)	$683	125%
Effective tax rate	(128)%	21%

The provision for income taxes during 2024 was driven by current tax on U.S. and foreign earnings and deferred tax expense resulting from prior year’s valuation allowance release on our U.S. federal and state deferred tax assets and the utilization of some of those assets in 2024. The income tax benefit for 2023, was primarily due to the release of $2.9 billion of our valuation allowance related to certain of our U.S. federal and state deferred tax assets, as a discrete tax benefit.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known to as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. In December of 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $10.6 billion. As of December 31, 2024, cash and cash equivalents totaled $6.9 billion, which included $2.6 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of December 31, 2024, short-term investments totaled $3.7 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $5.9 billion as of December 31, 2024, that we held for bookings in advance of guests completing check-ins that we record separately on our consolidated balance sheet in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of December 31, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $19 million. See Note 10, Debt, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a description of the 2022 Credit Facility.

Material Cash Requirements

As of December 31, 2024, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due on March 15, 2026. On March 3, 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Call Transactions.

As of December 31, 2024, our total minimum lease payments were $299 million, of which $83 million is due in the succeeding 12 months. We have a commercial agreement with a data hosting services provider to spend or incur an aggregate of at least $672 million for vendor services through 2027. See Note 9, Leases, Note 10, Debt, and Note 13, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information regarding these commitments.

During 2024, we repurchased an aggregate of 24.5 million shares of Class A common stock for $3.4 billion through two share repurchase programs. As of December 31, 2024, we had $3.3 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	2023	2024
Net cash provided by operating activities	$3,884	$4,518
Net cash used in investing activities	(1,042)	(616)
Net cash used in financing activities	(2,430)	(3,572)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	152	(237)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2024 was $4.5 billion, which was primarily due to income from operations of $2.6 billion and interest income of $818 million, adjusted for non-cash items including stock-based compensation expense of $1.4 billion.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2024 was $616 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2024 was $3.6 billion, primarily due to share repurchases of $3.4 billion, and an increase in taxes paid related to net share settlement of equity awards of $630 million, partially offset by the increase in funds payable and amounts payable to customers of $320 million.

Effect of Exchange Rates

During 2024, we recorded a reduction of $237 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests. The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Lodging Tax Obligations and Other Non-Income Tax Matters

In jurisdictions where we do not collect and remit lodging taxes, the responsibility for collecting and remitting these taxes, if applicable, generally rests with hosts. Airbnb is also subject to other non-income taxes primarily arising from transactions with our customers such as transactional taxes (sales, value-added, business, digital service, and similar taxes) where there may be significant uncertainty as to how the taxes apply to our platform, as well as uncertainty on the applicability of withholding taxes on certain payments made to hosts. We estimate liabilities for a certain number of jurisdictions with respect to federal, state, city, and local taxes related to lodging and other non-income taxes where we believe it is probable that Airbnb could be held liable, or, in the case of lodging taxes, jointly and severally liable with hosts for collecting and remitting such taxes, and the related amounts can be reasonably estimated. Changes to these liabilities are recorded in general and administrative expense in our consolidated statements of operations.

Evaluating potential outcomes for lodging and other non-income taxes is inherently uncertain and requires us to utilize various judgments, assumptions, and estimates in determining our liability reserves. A variety of factors could affect our potential obligation for collecting and remitting such taxes, which include, but are not limited to, whether we determine, or any tax authority asserts, that we have a responsibility to collect lodging or other non-income and related taxes on either historic or future transactions; the introduction of new ordinances and taxes which subject our operations to such taxes; or the ultimate resolution of any historic claims that may be settled. Accordingly, the ultimate resolution of lodging and other non-income taxes may be greater or less than reserve amounts we have established. See Note 13,

Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence regarding the realizability of deferred tax assets across our operating jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. Our actual and forecasted income (loss) before provision is subject to change due to economic, political and other conditions and significant judgment is required in determining our ability to recognize our net deferred tax assets.

As of December 31, 2024, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets are realizable, except for California research and development credits, capital loss carryovers, and certain losses subject to dual consolidated loss rules. We maintain a valuation allowance for California research and development credits due to uncertainty about their realizability, as they have not met the “more likely than not” criteria. Changes in valuation allowance during interim periods are reflected in the annual effective tax rate, with any releases based on future taxable income recorded as discrete tax benefits. In 2023, we released $2.9 billion of our valuation allowance and will continue to review the need for such allowances quarterly.

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

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in approximately 50 currencies, of which the most significant foreign currencies to our operations in 2024 were the Euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and Mexican peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

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

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2024, it would have resulted in a loss of approximately $28 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, available-for-sale short-term investments, and the fair value of those securities.

We had cash and cash equivalents of $6.9 billion and short-term investments of $3.7 billion as of December 31, 2024, which primarily consisted of corporate debt securities, mortgage-backed and asset-backed securities, U.S. government and government agency debt securities (“government bonds”), commercial paper, certificates of deposit and time deposits. As of December 31, 2024, we had an additional $5.9 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $27 million to our investment portfolio as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying account for each of the three years in the period ended December 31, 2024 listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $869 million relating to uncertain tax positions as of December 31, 2024. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

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
February 13, 2025

We have served as the Company's auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$6,874	$6,864
Short-term investments	3,197	3,747
Funds receivable and amounts held on behalf of customers	5,869	5,931
Prepaids and other current assets	569	638
Total current assets	16,509	17,180
Deferred income tax assets	2,881	2,439
Goodwill and intangible assets, net	792	777
Other assets, noncurrent	463	563
Total assets	$20,645	$20,959
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,614
Funds payable and amounts payable to customers	5,869	5,931
Unearned fees	1,427	1,616
Total current liabilities	9,950	10,161
Long-term debt	1,991	1,995
Other liabilities, noncurrent	539	391
Total liabilities	12,480	12,547
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 438 and 434 shares issued & outstanding, respectively Class B - authorized 710 shares; 200 and 189 shares issued & outstanding, respectively Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	11,639	12,602
Accumulated other comprehensive income (loss)	(49)	35
Accumulated deficit	(3,425)	(4,225)
Total stockholders’ equity	8,165	8,412
Total liabilities and stockholders’ equity	$20,645	$20,959
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2023	2024
Revenue	$8,399	$9,917	$11,102
Costs and expenses:
Cost of revenue	1,499	1,703	1,878
Operations and support	1,041	1,186	1,282
Product development	1,502	1,722	2,056
Sales and marketing	1,516	1,763	2,148
General and administrative	950	2,025	1,185
Restructuring charges	89	—	—
Total costs and expenses	6,597	8,399	8,549
Income from operations	1,802	1,518	2,553
Interest income	186	721	818
Other income (expense), net	1	(137)	(40)
Income before income taxes	1,989	2,102	3,331
Provision for (benefit from) income taxes	96	(2,690)	683
Net income	$1,893	$4,792	$2,648
Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.97	$7.52	$4.19
Diluted	$2.79	$7.24	$4.11
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	637	637	632
Diluted	680	662	645
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2022	2023	2024
Net income	$1,893	$4,792	$2,648
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(15)	6	—
Net unrealized gain (loss) on cash flow hedges, net of tax	—	(31)	111
Foreign currency translation adjustments	(10)	8	(27)
Other comprehensive income (loss)	(25)	(17)	84
Comprehensive income	$1,868	$4,775	$2,732
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	634	$—	$11,140	$(7)	$(6,358)	$4,775
Net income	—	—	—	—	1,893	1,893
Other comprehensive loss	—	—	—	(25)	—	(25)
Equity awards issued, net of shares withheld for employee taxes	11	—	(524)	—	—	(524)
Stock-based compensation	—	—	941	—	—	941
Share repurchases	(14)	—	—	—	(1,500)	(1,500)
Balances as of December 31, 2022	631	—	11,557	(32)	(5,965)	5,560
Net income	—	—	—	—	4,792	4,792
Other comprehensive loss	—	—	—	(17)	—	(17)
Shares issued upon net settlement of warrants exercised	6	—	—	—	—	—
Equity awards issued, net of shares withheld for employee taxes	18	—	(1,117)	—	—	(1,117)
Issuance of common stock for acquisition of businesses	1	—	53	—	—	53
Stock-based compensation	—	—	1,146	—	—	1,146
Share repurchases	(18)	—	—	—	(2,252)	(2,252)
Balances as of December 31, 2023	638	—	11,639	(49)	(3,425)	8,165
Net income	—	—	—	—	2,648	2,648
Other comprehensive income	—	—	—	84	—	84
Shares issued upon net settlement of warrants exercised	1	—	—	—	—	—
Equity awards issued, net of shares withheld for employee taxes	9	—	(461)	—	—	(461)
Stock-based compensation	—	—	1,424	—	—	1,424
Share repurchases	(25)	—	—	—	(3,448)	(3,448)
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412

The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities:
Net income	$1,893	$4,792	$2,648
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81	44	65
Stock-based compensation expense	930	1,120	1,407
Deferred income taxes	(1)	(2,875)	433
Impairment of long-lived assets	91	—	—
Other, net	117	83	32
Changes in operating assets and liabilities, net of acquisitions:
Prepaids and other assets	(185)	(102)	(163)
Accrued expenses and other liabilities	224	580	(104)
Unearned fees	280	242	200
Net cash provided by operating activities	3,430	3,884	4,518
Cash flows from investing activities:
Purchases of short-term investments	(4,072)	(3,308)	(3,146)
Sales and maturities of short-term investments	4,071	2,380	2,605
Other investing activities, net	(27)	(114)	(75)
Net cash used in investing activities	(28)	(1,042)	(616)
Cash flows from financing activities:
Taxes paid related to tax on equity awards	(607)	(1,224)	(630)
Proceeds from exercise of equity awards and employee stock purchase plan	88	110	168
Share repurchases	(1,500)	(2,252)	(3,430)
Change in funds payable and amounts payable to customers	1,330	936	320
Net cash used in financing activities	(689)	(2,430)	(3,572)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(337)	152	(237)
Net increase in cash, cash equivalents, and restricted cash	2,376	564	93
Cash, cash equivalents, and restricted cash, beginning of year	9,727	12,103	12,667
Cash, cash equivalents, and restricted cash, end of year	$12,103	$12,667	$12,760
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in accordance with consolidation accounting guidance. All intercompany transactions have been eliminated in consolidation

Use of Estimates

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

As the impact of the uncertain macroeconomic conditions, including inflation, tariffs, and wars and other geopolitical conflicts continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

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

Unrealized gains and non-credit related losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. Realized gains and losses and impairments are reported within other income (expense), net on the consolidated statements of operations. The assessment for impairment takes into account the severity and duration of the decline in value, adverse changes in the market or industry of the investee, the Company’s intent to sell the security, and whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

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

The Company uses the equity method if it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments accounted for using the equity method, the Company’s proportionate share of its equity interest in net income and other comprehensive income (loss) of these companies is recorded in the consolidated statements of operations within other income (expense), net. The carrying amount of the investment in equity interests is adjusted to reflect the Company’s interest in the investee’s net income and any impairments, and is classified in other assets, noncurrent on the consolidated balance sheets.

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

Financial instruments measured and disclosed at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value as follows:

•Level 1: Observable inputs such as quoted prices in active markets.

•Level 2: Observable inputs other than Level 1 prices, such as quoted prices in less active markets or model-derived valuations that are observable either directly or indirectly.

•Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. No amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2023 and 2024.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Remeasurement gains and losses are included in other income (expense), net on the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. As of December 31, 2023 and 2024, the Company had a cumulative translation loss of $5 million and $32 million, respectively. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $29 million, $(48) million and $29 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in AOCI and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item within the consolidated statements of operations. The Company does not exclude any components in the assessment of hedge effectiveness for forwards and options.

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

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized in the consolidated statements of operations in other income (expense), net.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factors are recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the year ended December 31, 2022, the Company recorded $91 million of long-lived asset impairment, of which $89 million was recorded within restructuring charges and the remainder within general and administrative, on the consolidated statements of operations. For the years ended December 31, 2023 and 2024, the Company did not record any restructuring charges.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company charges service fees to its customers as a percentage of the value of the booking, excluding taxes. The Company collects both the booking value from the guest on behalf of the host and the applicable guest fees owed to the Company using the guest’s pre-authorized payment method. After check-in, the Company disburses the booking value to the host, less the fees due from the host to the Company. The Company’s ToS stipulates that a host may cancel a confirmed booking at any time up to check-in. Therefore, the Company determined that for accounting purposes, each booking is a separate contract with the host and guest, and the contracts are not enforceable until check-in. Since an enforceable contract for accounting purposes is not established until check-in, there were no partially satisfied or unsatisfied performance obligations as of December 31, 2023 and 2024. The service fees collected from customers prior to check-in are recorded as unearned fees. Unearned fees are not considered contract balances because they are subject to refund in the event of a cancellation.

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

The Company presents revenue net, as an agent, because it does not control the right to use the properties either before or after completion of its service. It does not fulfill rental promises, bear inventory risk, or set prices. Accordingly, the Company has concluded that it is acting in an agent capacity and therefore revenue is presented net reflecting the service fees received from customers to facilitate a stay.

The Company excludes from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions. Accordingly, such amounts are not included as a component of revenue or cost of revenue.

Payments to Customers

The Company makes payments to customers as part of its referral programs and marketing promotions, collectively referred to as the Company’s incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2023 and 2024, the referral coupon liability was immaterial.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was immaterial as of December 31, 2023 and 2024.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Bad Debt

The Company generally collects funds related to bookings from guests on behalf of hosts prior to check-in. In limited circumstances, the Company disburses funds to a host or a guest on behalf of a counterparty guest or host prior to collecting such amounts from the counterparty. These customer receivables, reflected in prepaids and other current assets on the consolidated balance sheets, are subject to a customer receivable allowance for potential credit losses. The Company estimates uncollectible amounts based on historical data, economic forecasts, and the age of the debt, writing off assets deemed uncollectible.

Cost of Revenue

Cost of revenue primarily consists of payment processing charges, including merchant fees and chargebacks, costs associated with third-party data centers used to host the Company’s platform, and amortization of internally developed software, and acquired technology.

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

Sales and Marketing

Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred. Advertising expenses were $786 million, $953 million and $1.1 billion for the years ended December 31, 2022, 2023 and 2024, respectively.

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate and director and officer insurance. General and administrative costs also include certain professional services fees, allocated costs for facilities and information technology expenses, indirect taxes including lodging taxes where the Company may be held jointly liable with hosts for collecting and remitting such taxes, withholding taxes, other transactional taxes, and bad debt expense. These costs are expensed as incurred.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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

Stock-Based Compensation

Stock-based compensation expense relates to restricted stock units (“RSUs”), stock options, and the Employee Stock Purchase Plan (“ESPP”) (collectively referred to as “equity awards”). RSUs, stock options and warrants are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The fair value of stock options and ESPP shares are estimated on the date of grant using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. The contractual term of the Company’s stock options is ten years. The Company accounts for forfeitures as they occur. The benefits of tax deductions in excess of recognized stock-based compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs.

Net Income Per Share Attributable to Common Stockholders

The Company applies the two-class method when computing net income per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net income per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s previously outstanding redeemable convertible preferred stock was a participating security as the holders of such shares participated in dividends but did not contractually participate in the Company’s losses.

Basic net income per share attributable to common stockholders is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net income per share is computed by giving effect to all potentially dilutive securities outstanding for the period, including RSUs, stock options, and warrants using the treasury stock method, and convertible notes, using the if-converted method.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income reflects gains and losses that are recorded as a component of stockholders’ equity and are excluded from net income. Other comprehensive income consists of unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax, foreign currency translation adjustments related to consolidation of foreign entities and unrealized gains (losses), net of tax, on securities classified as available-for-sale.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an update to improve disclosure of reportable segments on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The update is effective for public companies in fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, on a retrospective basis. The Company adopted the guidance effective December 31, 2024 (refer to Note 16. Segment and Geographic Information).

Airbnb, Inc.
Notes to Consolidated Financial Statements

In June 2022, the FASB issued guidance related to the fair value measurement of an equity security subject to contractual sale restrictions that prohibit the sale of the equity security. The new guidance also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The Company adopted the guidance effective January 1, 2024. There was no impact to the Company’s consolidated financial statements or disclosures upon adoption.

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
Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in millions):

	December 31,
	2023	2024
Cash and cash equivalents	$6,874	$6,864
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,769	5,871
Restricted cash included in prepaids and other current assets	24	25
Total cash, cash equivalents, and restricted cash presented on the consolidated statements of cash flows	$12,667	$12,760

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Year Ended December 31,
	2022	2023	2024
Cash paid for:
Income taxes, net of refunds	$68	$132	$350
Interest	$8	$55	$2
Operating leases	$102	$84	$89
Noncash investing and financing activities:
Net impact of non-cash changes to right-of-use assets related to modifications and reassessments of operating leases	$(5)	$20	$57
Net settlement of cashless warrants exercised	$—	$202	$22
Net settlement of cashless stock options exercised	$—	$36	$—

Airbnb, Inc.
Notes to Consolidated Financial Statements

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31,
	2023	2024
Prepaids and other current assets:
Customer receivables	$249	$175
Customer receivables reserve	(44)	(28)
Other	364	491
Prepaids and other current assets	$569	$638

Other assets, noncurrent:
Property and equipment, net	$160	$147
Operating lease right-of-use assets	119	144
Other	184	272
Other assets, noncurrent	$463	$563

Accrued expenses, accounts payable, and other current liabilities:
Non-income taxes payable and withholding tax reserves	$1,119	$1,055
Compensation and employee benefits	436	498
Accounts payable	141	142
Operating lease liabilities, current	61	63
Other includes gift card and foreign exchange derivative contract liabilities	897	856
Accrued expenses, accounts payable, and other current liabilities	$2,654	$2,614

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$252	$236
Other	287	155
Other liabilities, noncurrent	$539	$391
Payments to Customers and Bad Debt Expense

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Year Ended December 31,
	2022	2023	2024
Reductions to revenue	$284	$360	$455
Charges to operations and support	88	96	118
Charges to sales and marketing expense	60	61	54
Total payments made to customers	$432	$517	$627

Bad debt expense	$49	$60	$49

Airbnb, Inc.
Notes to Consolidated Financial Statements

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Year Ended December 31,
	2022	2023	2024
North America	$4,210	$4,638	$5,006
Europe, the Middle East, and Africa	2,924	3,615	4,135
Latin America	643	824	969
Asia Pacific	622	840	992
Total revenue disaggregated by geographic region	$8,399	$9,917	$11,102
Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$1,490	$4	$(3)	$1,491
Commercial paper	366	—	—	366
Government bonds	332	1	—	333
Certificates of deposit	172	—	—	172
Mortgage-backed and asset-backed securities	148	1	(4)	145
Total debt securities	2,508	6	(7)	2,507
Time deposits	690	—	—	690
Total short-term investments	$3,198	$6	$(7)	$3,197

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,176	$4	$(3)	$2,177
Mortgage-backed and asset-backed securities	381	1	(4)	378
Government bonds	224	—	—	224
Commercial paper	214	—	—	214
Certificates of deposit	52	—	—	52
Total debt securities	3,047	5	(7)	3,045
Time deposits	702	—	—	702
Total short-term investments	$3,749	$5	$(7)	$3,747

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the consolidated balance sheets.

As of December 31, 2023 and December 31, 2024, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other income (expense), net were immaterial for the years ended December 31, 2022, 2023 and 2024. Realized gains and losses reclassified from AOCI to other income (expense), net were immaterial for the years ended December 31, 2022, 2023 and 2024.

Debt securities in an unrealized loss position had an estimated fair value of $777 million and $1.1 billion, and unrealized losses were immaterial as of December 31, 2023 and 2024, respectively. A total of $283 million and $269 million of these securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2023 and December 31, 2024, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,790	$1,792
Due after one year through five years	1,172	1,162
Due after five years	98	95
Total	$3,060	$3,049

Equity Investments Without Readily Determinable Fair Values

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $83 million and $38 million as of December 31, 2023 and December 31, 2024, respectively, and are classified within other assets, noncurrent on the consolidated balance sheets.

The Company recorded an impairment charge of $45 million for the year ended December 31, 2024, and did not have any impairment charges nor downward adjustments for observable price changes during the years ended December 31, 2022 and 2023.

The Company recorded an immaterial upward adjustment during the year ended December 31, 2023, and did not have any upward adjustments for observable price changes during the years ended December 31, 2022 and 2024.

As of December 31, 2024, the cumulative impairment and downward adjustments for observable price changes were $101 million.

Investments Accounted for Under the Equity Method

As of December 31, 2023 and 2024, the carrying values of the Company’s equity method investments were $8 million and $47 million, respectively. For the years ended December 31, 2022, 2023 and 2024, the Company recorded immaterial losses within other income

Airbnb, Inc.
Notes to Consolidated Financial Statements

(expense), net on the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. There were no impairment charges for the years ended December 31, 2022, 2023 and 2024.
Note 5. Fair Value Measurements and Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,018	$—	$—	$2,018
Commercial paper	—	223	—	223
Government bonds	—	115	—	115
Corporate debt securities	—	12	—	12
Certificates of deposit	—	1	—	1
Total cash equivalents at fair value	2,018	351	—	2,369
Short-term investments:
Corporate debt securities	—	1,491	—	1,491
Commercial paper	—	366	—	366
Government bonds	—	333	—	333
Certificates of deposit	—	172	—	172
Mortgage-backed and asset-backed securities	—	145	—	145
Total short-term investments at fair value	—	2,507	—	2,507
Funds receivable and amounts held on behalf of customers:
Money market funds	1,360	—	—	1,360
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$3,378	$2,885	$4	$6,267
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$55	$—	$55
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$60	$—	$60

Airbnb, Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,635	$—	$—	$1,635
Commercial paper	—	152	—	152
Government bonds	—	33	—	33
Corporate debt securities	—	2	—	2
Total cash equivalents at fair value	1,635	187	—	1,822
Short-term investments:
Corporate debt securities	—	2,177	—	2,177
Mortgage-backed and asset-backed securities	—	378	—	378
Government bonds	—	224	—	224
Commercial paper	—	214	—	214
Certificates of deposit	—	52	—	52
Total short-term investments at fair value	—	3,045	—	3,045
Funds receivable and amounts held on behalf of customers:
Money market funds	1,340	—	—	1,340
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Other assets, noncurrent:
Foreign exchange derivative assets	—	6	—	6
Corporate debt securities	—	—	4	4
Total assets at fair value	$2,975	$3,352	$4	$6,331
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$20	$—	$20

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2023 and 2024.

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the years ended December 31, 2022, 2023 and 2024.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the effect of derivative instruments on the Company’s consolidated balance sheets (in millions):

	Derivative Assets(1)
		Fair value as of December 31,
	Location	2023	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$90
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	—	7
Total derivatives designated as hedging instruments		$4	$97

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$23

	Derivative Liabilities(1)
		Fair value as of December 31,
	Location	2023	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$25	$—
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	5	—
Total derivatives designated as hedging instruments		$30	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$30	$20

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of December 31, 2024, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $20 million, resulting in net derivative assets of $100 million.

Realized gains on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the consolidated statements of operations were immaterial for the years ended December 31, 2023 and 2024.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges before reclassifications from AOCI to revenue and the impact of these derivative contracts on AOCI, net of tax (in millions):

	Year Ended December 31,
	2023	2024
Derivatives designated as cash flow hedges:
Foreign exchange contracts(1)	$(30)	$125

(1)Gain (loss) recognized in other comprehensive income (loss).

As of December 31, 2023 and December 31, 2024, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $(31) million and $80 million, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Effect of Derivative Instruments not Designated as Hedging Instruments on the Consolidated Statements of Operations

The following table presents the activity of derivative instruments not designated as hedging instruments and the impact of these derivative contracts on the consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives			Unrealized Gain (Loss) on Derivatives
	Year Ended December 31,			Year Ended December 31,
	2022	2023	2024	2022	2023	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$92	$(43)	$(59)	$(33)	$10	$11

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.4 billion and $2.1 billion as of December 31, 2023 and December 31, 2024, respectively.

Cash Flow Hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.0 billion and $2.5 billion as of December 31, 2023 and December 31, 2024, respectively.

As of December 31, 2024, approximately $68 million of deferred net gains on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.
Note 7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024 were as follows (in millions):

Amount
Balance as of December 31, 2022	$650
Additions related to acquisitions	101
Foreign currency translation adjustments	1
Balance as of December 31, 2023	752
Foreign currency translation adjustments	(2)
Balance as of December 31, 2024	$750

Intangible Assets

As of December 31, 2023 and 2024, intangible assets, net were $40 million and $27 million, respectively, net of accumulated amortization of $55 million and $67 million, respectively. The estimated future amortization expense of $27 million will be amortized through 2029. Amortization expense related to intangible assets was immaterial for the years ended December 31, 2022, 2023 and 2024.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	December 31,
	2023	2024
Computer software and capitalized internal-use software	$51	$122
Leasehold improvements	90	110
Computer equipment	22	15
Buildings and land	17	17
Office furniture and equipment	8	8
Construction in progress	82	16
Total property and equipment, gross	270	288
Less: Accumulated depreciation and amortization	(110)	(141)
Total property and equipment, net	$160	$147

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2023 and 2024 was $43 million, $18 million and $16 million, respectively. For the years ended December 31, 2022, 2023 and 2024, amortization of capitalized internal-use software costs was $28 million, $13 million and $34 million, respectively.

The net carrying value of capitalized internal-use software as of December 31, 2023 and 2024 was $27 million and $69 million, respectively.
Note 9. Leases

The Company’s material operating leases consist of office space. The Company’s leases generally have remaining terms of one to 14 years, some of which include one or more options to extend the leases up to 10 years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

The components of lease cost, excluding the immaterial impact from sublease income, were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Operating lease cost	$77	$58	$53
Short-term lease cost	2	6	4
Variable lease cost	17	16	17
Lease cost, net	$96	$80	$74

Lease costs are classified within operations and support, product development, sales and marketing, and general and administrative expenses on the consolidated statements of operations.

Lease costs, net do not include lease impairments due to restructuring. Refer to Note 17. Restructuring for additional information.

Weighted-average lease term and discount rate were as follows:

	December 31,
	2023	2024
Weighted-average remaining lease term (years)	5.3	7.2
Weighted-average discount rate	7.2%	7.3%

Airbnb, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2024 (in millions):

Year Ending December 31,	Amount(1)
2025	$83
2026	69
2027	—
2028	32
2029	43
Thereafter	181
Total lease payments	408
Less: Imputed interest	(109)
Present value of lease liabilities	299
Less: Current portion of lease liabilities	(63)
Total long-term lease liabilities	$236

(1)Amounts are net of tenant improvement allowances.

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

As of both December 31, 2023 and December 31, 2024, total outstanding debt, net of unamortized debt discount and debt issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. For the years ended December 31, 2022, 2023 and 2024, interest expense, which includes the amortization of debt discount and issuance costs, was immaterial.

The 2026 Notes are senior unsecured obligations of the Company and do not bear interest. The 2026 Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased.

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

As of December 31, 2024, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of December 31, 2024 the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

2022 Credit Facility

In October 2022, the Company terminated its then existing credit facility and entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0.0%, or (ii) in the case of base rate borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2024. As of December 31, 2024, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $19 million.
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

Class A Common Stock Warrants

As of December 31, 2023, the Company had warrants outstanding to purchase 0.8 million shares of Class A common stock with an exercise price of $28.355 per share, subject to adjustment upon the occurrence of certain specified events. During the year ended December 31, 2024, the warrants were exercised, on a cashless basis, to purchase 0.8 million shares of Class A common stock, resulting in the issuance of 0.7 million shares of the Company’s Class A common stock. As of December 31, 2024, there were no outstanding warrants.

Share Repurchase Programs

In May 2023 and February 2024, the Company announced that its board of directors had approved share repurchase programs to purchase up to $2.5 billion and $6.0 billion of the Company's Class A common stock, respectively.

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

During the year ended December 31, 2024, the Company repurchased and subsequently retired 24.5 million shares of Class A common stock for $3.4 billion. As of December 31, 2024, the Company completed the repurchases under the May 2023 share repurchase program and had $3.3 billion available for repurchase of Class A common stock under the February 2024 share repurchase program.

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the years ended December 31, 2023 and 2024, the excise tax on share repurchases was immaterial.
Note 12. Stock-Based Compensation and Employee Benefit Plan

Stock-Based Compensation Expense

Stock-based compensation expense was $930 million, $1.1 billion and $1.4 billion for the years ended December 31, 2022, 2023 and 2024, respectively.

Airbnb, Inc.
Notes to Consolidated Financial Statements

There was no income tax benefit related to stock-based compensation expense recognized for the year ended December 31, 2022. The income tax benefit recognized in the consolidated statement of operations on stock-based compensation expense was $227 million and $273 million for the years ended December 31, 2023 and 2024, respectively.

The Company realized an income tax benefit of $19 million, $435 million and $39 million in the consolidated statements of operations related to awards vested or exercised during the years ended December 31, 2022, 2023 and 2024, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

Equity Incentive Plans

2018 Equity Incentive Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”). A total of 50.0 million shares of Class B common stock were reserved for issuance under the 2018 Plan and the 13.2 million shares remaining for issuance under a prior plan were added to the number of shares available under the 2018 Plan.

2020 Incentive Award Plan

In 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan,” and together with the 2018 Plan, and a plan assumed in connection with a 2019 acquisition, the “Plans”). Under the 2020 Plan, 62.1 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2020 Plan will be increased by (i) the number of shares subject to awards outstanding under the 2018 Plan and the Assumed Equity Incentive Plan, as of the effective date of the 2020 Plan that subsequently terminate, are exchanged for cash, surrendered or repurchased, or are tendered or withheld to satisfy any exercise price or tax withholding obligations and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2030, equal to the lesser of (a) 5% of the shares of all series of the Company’s common stock outstanding on the last day of the immediately preceding year and (b) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 371.2 million shares of stock may be issued upon the exercise of incentive stock options.

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2022	2023	2024
Expected term (years)	6.1	1.4 - 6.1	6.1
Risk-free interest rate	0.3% - 2.2%	3.6% - 5.0%	4.3% - 4.4%
Expected volatility	48.6% - 58.4%	51.3% - 54.4%	51.8% - 52.7%
Expected dividend yield	—	—	—

A summary of stock option and RSU activity under the Plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding Restricted Stock Units
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2022	22	$23.41	34	$77.07
Granted	1	115.15	12	122.84
Increase in shares available for grant	—	—	—	—
Exercised/Vested	(16)	5.37	(14)	93.25
Canceled	—	98.60	(2)	120.36
Balances as of December 31, 2023	7	71.76	30	85.35
Granted	1	168.18	13	153.36
Increase in shares available for grant	—	—	—	—
Exercised/Vested	(3)	41.55	(11)	119.00
Canceled	—	—	(2)	143.07
Balances as of December 31, 2024	5	$93.53	30	$97.93

Airbnb, Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	7	$71.76	5.77	$500
Options exercisable as of December 31, 2023	6	60.89	5.11	448
Options outstanding as of December 31, 2024	5	93.53	5.43	260
Options exercisable as of December 31, 2024	4	80.55	4.69	253

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

During the years ended December 31, 2022, 2023 and 2024, the weighted-average fair value of stock options granted under the Plans was $79.75, $65.22 and $93.29 per share, respectively.

During the years ended December 31, 2022, 2023 and 2024, the aggregate intrinsic value of stock options exercised was $326 million, $1.6 billion and $254 million, respectively, and the total grant-date fair value of stock options that vested was $45 million, $44 million and $51 million, respectively.

As of December 31, 2024, there was $80 million of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2024 is expected to be recognized over a weighted-average period of 2.6 years.

RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years.

Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution subject to Internal Revenue Code limitations. The Company’s contributions to the plan were immaterial for the years ended December 31, 2022, 2023 and 2024.
Note 13. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2024 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$719	$312	$407	$—	$—
Other commitments	120	29	60	31	—
Total	$839	$341	$467	$31	$—

Purchase commitments include amounts related to the Company’s commercial agreement with a data hosting services provider, pursuant to which the Company committed to spend an aggregate of at least $672 million for vendor services through 2027.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of December 31, 2024, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2023 and December 31, 2024, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $274 million and $312 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2023 and December 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and

Airbnb, Inc.
Notes to Consolidated Financial Statements

interest, totaled $114 million and $83 million, respectively. As of December 31, 2024, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $47 million to $56 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Other Non-Income Taxes

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

The Company has estimated transactional taxes where there is significant ambiguity as to how the taxes apply to our platform, management believes it is probable that the Company can be held liable for such taxes, and the related amounts can be reasonably estimated. As of December 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $55 million. In addition, the Company has identified reasonably possible exposures related to transactional taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of December 31, 2024, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $210 million and $240 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2023 and December 31, 2024, the Company accrued a total of $521 million and $227 million of estimated tax liabilities, including interest and penalties, related to withholding taxes on payments made to hosts, respectively. As of December 31, 2024, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $125 million to $135 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

In May 2023, the Guardia di Finanza de Milano (“GdF”) issued a Tax Audit Report recommending to the Italian tax authorities a formal tax assessment of 779 million Euro on Airbnb’s subsidiary in Ireland relating to the 2017 Law and associated withholding tax obligations. On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). Such agreement settled a dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. The GdF conducted a withholding tax audit of Airbnb Ireland for the 2022 and 2023 tax years and issued a report to the ITA in March 2024. In December 2024, Airbnb Ireland signed a similar agreement in settlement of the 2022 audit period for an aggregate payment of 139 million Euro ($150 million). In January 2025, Airbnb Ireland entered into an agreement with the Italian Revenue Agency to close the 2023 audit period for an aggregate payment of 179 million Euro ($186 million); 123 million Euro was paid in December of 2024 and 56 million Euro was paid in January of 2025. In 2024, Airbnb Ireland started withholding on host payments related to Italian listings.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are immaterial to the Company’s consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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
Note 14. Income Taxes

The domestic and foreign components of Income before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Domestic	$1,820	$1,913	$3,047
Foreign	169	189	284
Income before income taxes	$1,989	$2,102	$3,331

The components of the provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Current
Federal	$19	$19	$103
State	10	8	23
Foreign	68	158	124
Total current provision for income taxes	97	185	250
Deferred
Federal	—	(2,410)	397
State	—	(461)	36
Foreign	(1)	(4)	—
Total deferred provision for (benefit from) income taxes	(1)	(2,875)	433
Total provision for (benefit from) income taxes	$96	$(2,690)	$683

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the U.S. federal statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022	2023	2024
Expected income tax expense at U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	0.4	0.3	1.3
Foreign tax rate differential	1.0	2.9	0.8
Stock-based compensation	(6.9)	(16.7)	(0.2)
Other statutorily non-deductible expenses	0.3	0.1	0.1
Research and development credits	(4.7)	(5.5)	(2.2)
Uncertain tax positions—prior year positions	0.1	1.8	—
Uncertain tax positions—current year positions	0.8	1.7	1.4
U.S. tax on foreign income, net of allowable credits and deductions	0.7	3.9	—
Foreign-derived intangible income deduction	(1.9)	(1.0)	(2.0)
Change in valuation allowance	(6.0)	(136.6)	0.3
Other, net	—	0.1	—
Effective tax rate	4.8%	(128.0)%	20.5%

The components of deferred tax assets and liabilities consisted of the following (in millions):

	December 31,
	2023	2024
Deferred tax assets:
Loss carryforwards	$1,232	$462
Tax credit carryforwards	844	999
Accruals and reserves	113	122
Non-income tax accruals	78	84
Stock-based compensation	70	70
Operating lease liabilities	62	61
Intangible assets	158	140
Capitalized research and development costs	671	882
Other, net	55	62
Gross deferred tax assets	3,283	2,882
Valuation allowance	(364)	(395)
Total deferred tax assets	2,919	2,487
Deferred tax liabilities:
Property and equipment basis differences	(18)	(20)
Operating lease assets	(18)	(25)
Other, net	(2)	(7)
Total deferred tax liabilities	(38)	(52)
Total net deferred tax assets	$2,881	$2,435
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

Airbnb, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2023 and 2024, the Company had net operating loss carryforwards for federal income tax purposes of $5.3 billion and $1.8 billion, respectively. The Company’s federal net operating loss carryforwards do not have an expiration date. As of December 31, 2023 and 2024, the Company had federal research and development tax credit carryforwards of $720 million and $554 million, respectively. The research and development tax credits will expire beginning in 2041 if not utilized. As of December 31, 2024, the Company had alternative minimum tax credit carryforwards of $311 million, which do not have an expiration date and may be claimed against regular tax in future years.

As of December 31, 2023 and 2024, the Company had net operating loss carryforwards for state income tax purposes of $4.6 billion and $3.8 billion, respectively. Some of the Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2027. As of December 31, 2023 and 2024, the Company had state research and development tax credit carryforwards of $464 million and $501 million, respectively. The research and development tax credits do not have an expiration date.

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

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Balance at beginning of year	$597	$650	$780
Gross increases related to prior year tax positions	7	52	1
Gross decreases related to prior year tax positions	(2)	(8)	(1)
Gross increases related to current year tax positions	60	103	106
Reductions due to settlements with taxing authorities	(7)	(12)	(14)
Reduction due to lapse in statute of limitations	(5)	(5)	(3)
Balance at end of year	$650	$780	$869

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

As of December 31, 2024, $740 million of unrecognized tax benefits represents the amount that would, if recognized, impact the Company’s effective income tax rate. The Company’s accrual for interest and penalties was $90 million and $100 million as of December 31, 2023 and 2024, respectively.

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

The Company’s 2008 to 2024 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and its 2020 to 2024 tax years remain subject to examination in Ireland. There are other ongoing audits in various other

Airbnb, Inc.
Notes to Consolidated Financial Statements

jurisdictions that are immaterial to the Company’s consolidated financial statements. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax (CAMT) on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023 and did not have a material impact on the year ended December 31, 2023. The Company accrued $95 million of CAMT liability during the year ended December 31, 2024, and may be subject to a material amount of CAMT in the next year but expect to fully utilize the corresponding tax credits generated from the CAMT in the subsequent following years.
Note 15. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the years indicated (in millions, except per share amounts):

	Year Ended December 31,
	2022	2023	2024
Net income	$1,893	$4,792	$2,648
Add: convertible notes interest expense, net of tax	4	3	4
Net income - diluted	$1,897	$4,795	$2,652
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	637	637	632
Effect of dilutive securities	43	25	13
Diluted	680	662	645

Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.97	$7.52	$4.19
Diluted	$2.79	$7.24	$4.11

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

There were no preferred dividends declared or accumulated for the years ended December 31, 2022, 2023 and 2024. As of each December 31, 2022, 2023 and 2024, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date. As of December 31, 2022 and 2023, 0.3 million shares of RSAs were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2024, 0.2 million shares of RSAs were excluded from the table below because they were subject to performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Year Ended December 31,
	2022	2023	2024
Stock options	1	2	2
RSUs	9	5	7
Total	10	7	9
Note 16. Segment and Geographic Information

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has one operating segment and one reportable segment. The CODM

Airbnb, Inc.
Notes to Consolidated Financial Statements

assesses financial performance and decides how to allocate resources based on consolidated net income. Segment assets are reported on the Company’s consolidated balance sheets.

The following table sets forth the Company’s significant segment expenses (in millions):

	Year Ended December 31,
	2022	2023	2024
Revenue	$8,399	$9,917	$11,102
Less:
Merchant fees and chargebacks	1,195	1,369	1,508
Stock-based compensation expense	930	1,120	1,407
Salaries and benefits	1,359	1,558	1,686
Marketing	1,001	1,189	1,484
Professional and third-party services(1)	956	1,078	1,083
Non-income taxes	113	894	237
Other items(2)	1,043	1,191	1,144
Total cost and expense	6,597	8,399	8,549
Income from operations	1,802	1,518	2,553
Interest income	186	721	818
Other income (expense), net	1	(137)	(40)
Income before income taxes	1,989	2,102	3,331
Provision for (benefit from) income taxes	96	(2,690)	683
Net income	$1,893	$4,792	$2,648

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce, legal, audit and tax.
(2)Other items primarily include expenses and costs related to data hosting services, insurance, customer relations, and software and equipment.

Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the Host’s listing (in millions):

	Year Ended December 31,
	2022	2023	2024
United States	$3,890	$4,290	$4,640
International[1]	4,509	5,627	6,462
Total revenue	$8,399	$9,917	$11,102

(1)No individual international country represented 10% or more of the Company’s total revenue for years ended December 31, 2022, 2023, and 2024.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2023	2024
United States	$229	$245
Ireland	32	30
Other international	18	16
Total long-lived assets	$279	$291

Long-lived assets as of December 31, 2023 and 2024 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.

Note 17. Restructuring

In 2022, as part of the Company’s evaluation of its real estate needs and strategy, the Company recorded restructuring charges of $89 million, which include $81 million relating to an impairment of operating lease ROU assets, and $8 million of related leasehold improvements. There were no restructuring charges recorded during 2023 or 2024.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Account
The table below details the activity of the valuation allowance on deferred tax assets for the years ended December 31, 2022, 2023 and 2024 (in millions):

	Balance at Beginning of Year	Charged to Expenses	Credited to Expenses	Balance at End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2022	$3,264	$—	$(98)	$3,166
Year Ended December 31, 2023	$3,166	$95	$(2,897)	$364
Year Ended December 31, 2024	$364	$31	$—	$395

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2025 Proxy Statement (the “2025 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders.

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

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, immaterial or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	06/07/2024	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities	10-K	001-39778	02/25/2022	4.1
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Form of Class B Common Stock Certificate	S-8	333-251251	12/10/2020	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.6	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.7	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39778	03/08/2021	4.1
10.1	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.2	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.3	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.4	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.5	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.6	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and T-C 888 Brannan LLC	S-1	333-250118	11/16/2020	10.8
10.7	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and T-C 888 Brannan LLC	S-1	333-250118	11/16/2020	10.9
10.8	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.9	Eight Amendment to Office Lease Agreement, dated September 28, 2021, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/25/2022	10.11
10.10	Ninth Amendment to Office Lease Agreement, dated October 18, 2022, by and among the Registrant and T-C 888 Brannan Owner LLC	10-Q	001-39778	11/03/2022	10.3
10.11	Tenth Amendment to Office Lease Agreement, dated October 18, 2023, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/16/2024	10.11
10.12	Eleventh Amendment to Office Lease Agreement, dated October 24, 2024, by and among the Registrant and T-C 888 Brannan Owner LLC	10-Q	001-39778	11/07/2024	10.1
10.13(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.13(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.13(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.14(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.14(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.14(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.15#	HotelTonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.16(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.16(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.16(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.17#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.18#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.19#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.20#	Employment Agreement by and between the Registrant and Dave Stephenson	S-1	333-250118	11/16/2020	10.19
10.21#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.22#	Employment Agreement by and between the Registrant and Elinor Mertz	10-Q	001-39778	08/06/2024	10.1
10.23#	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39778	05/09/2023	10.2
10.24#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.25#	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.26#	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
10.27	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
10.28#	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers	10-Q	001-39778	05/09/2022	10.1
10.29	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior, as amended February 16, 2023	10-K	001-39778	02/17/2023	10.31
19.1	Airbnb, Inc. Insider Trading Policy					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Airbnb, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39778	02/16/2024	97
101
The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii), Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements
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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: February 13, 2025		Brian Chesky Chief Executive Officer
Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Chesky, Elinor Mertz, and Ronald A. Klain, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Brian Chesky	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Brian Chesky

/s/ Elinor Mertz	Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Elinor Mertz

/s/ David Bernstein	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025
David Bernstein

/s/ Angela Ahrendts	Director	February 13, 2025
Angela Ahrendts

/s/ Amrita Ahuja	Director	February 13, 2025
Amrita Ahuja

/s/ Nathan Blecharczyk	Director	February 13, 2025
Nathan Blecharczyk

/s/ Kenneth Chenault	Director	February 13, 2025
Kenneth Chenault

/s/ Joseph Gebbia	Director	February 13, 2025
Joseph Gebbia

/s/ Jeffrey Jordan	Director	February 13, 2025
Jeffrey Jordan

/s/ Alfred Lin	Director	February 13, 2025
Alfred Lin

/s/ James Manyika	Director	February 13, 2025
James Manyika