Form 10-Q
period 2025-03-31
Airbnb, Inc.
filed 2025-05-01
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 18, 2025, 431,602,213 shares of the registrant's Class A common stock were outstanding, 185,610,542 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

AIRBNB, INC.
Form 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, investors can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•our expectations regarding our technology platform and our continued technological investments, and expectations regarding improvements to our foundational technology;
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
•our expectations regarding host activities, host earnings, and our investments in our host community;
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
•our expectations around declaring or paying cash dividends, entering into credit agreements or other borrowing arrangements, or repaying debt;
•future activity under our share repurchase program;
•the effects of our stakeholder approach to decision-making;
•our expectations regarding the resilience of our model and our ability to adapt to changes in the travel industry or economic environment;
•anticipated trends, developments, and challenges in our industry and business;
•the effects of inflation, tariffs, foreign currency fluctuations, and other macroeconomic conditions, global events, and geopolitical conflicts on the travel industry and our future operational results;
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
•our expectations regarding our income tax liabilities, lodging tax obligations, and other non-income tax liabilities, fluctuations in our effective tax rate, and uncertain tax positions;
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

We caution investors that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. Risks that contribute to the uncertain nature of the forward-looking statements include, among others, the Company’s ability to retain existing hosts and guests and add new hosts and guests; any decline or disruption in the travel and hospitality industries related to economic downturn; the Company’s ability to compete successfully; changes to the laws and regulations that may limit hosts’

ability and willingness to provide their listings, and/or result in significant fines, liabilities, and penalties to the Company; the effect of extensive regulation and oversight, litigation, and other proceedings related to the Company’s business in a variety of areas; the effects of pandemics or public health crises on the Company’s business, the travel industry, travel trends, and the global economy generally; the Company’s ability to maintain its brand and reputation, and effectively drive traffic to its platform; the effectiveness of the Company’s strategy and business initiatives, including measures to improve trust and safety; the Company’s operations in international markets; the Company’s indebtedness; the Company’s final closing procedures, final adjustments, and other developments that may arise in the course of audit and review procedures; and changes in political, business, and economic conditions; as well as other risks listed or described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

This Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q should be read completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,864	$7,600
Short-term investments	3,747	3,892
Funds receivable and amounts held on behalf of customers	5,931	9,175
Prepaids and other current assets	638	628
Total current assets	17,180	21,295
Deferred income tax assets	2,439	2,459
Goodwill and intangible assets, net	777	775
Other assets, noncurrent	563	527
Total assets	$20,959	$25,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,836
Funds payable and amounts payable to customers	5,931	9,175
Current portion of long-term debt	—	1,996
Unearned fees	1,616	2,723
Total current liabilities	10,161	16,730
Long-term debt	1,995	—
Other liabilities, noncurrent	391	389
Total liabilities	12,547	17,119
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 434 and 433 shares issued & outstanding, respectively; Class B - authorized 710 shares; 189 and 186 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	12,602	12,841
Accumulated other comprehensive income (loss)	35	(21)
Accumulated deficit	(4,225)	(4,883)
Total stockholders’ equity	8,412	7,937
Total liabilities and stockholders’ equity	$20,959	$25,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Revenue	$2,142	$2,272
Costs and expenses:
Cost of revenue	480	506
Operations and support	285	303
Product development	475	568
Sales and marketing	514	563
General and administrative	287	294
Total costs and expenses	2,041	2,234
Income from operations	101	38
Interest income	202	173
Other expense, net	(10)	(38)
Income before income taxes	293	173
Provision for income taxes	29	19
Net income	$264	$154
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.41	$0.25
Diluted	$0.41	$0.24
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	638	621
Diluted	654	632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Net income	$264	$154
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(3)	4
Net unrealized gain (loss) on cash flow hedges, net of tax	48	(73)
Foreign currency translation adjustments	(5)	13
Other comprehensive income (loss)	40	(56)
Comprehensive income	$304	$98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	638	$—	$11,639	$(49)	$(3,425)	$8,165
Net income	—	—	—	—	264	264
Other comprehensive income	—	—	—	40	—	40
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(122)	—	—	(122)
Stock-based compensation	—	—	302	—	—	302
Repurchases of common stock	(5)	—	—	—	(753)	(753)
Balances as of March 31, 2024	636	$—	$11,819	$(9)	$(3,914)	$7,896

	Three months ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive income	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	$—	$12,841	$(21)	$(4,883)	$7,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net income	$264	$154
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14	25
Stock-based compensation expense	295	358
Other, net	4	71
Changes in operating assets and liabilities:
Prepaids and other assets	13	(79)
Accrued expenses and other liabilities	325	155
Unearned fees	1,008	1,105
Net cash provided by operating activities	1,923	1,789
Cash flows from investing activities:
Purchases of short-term investments	(826)	(766)
Sales and maturities of short-term investments	756	623
Other investing activities, net	(14)	(8)
Net cash used in investing activities	(84)	(151)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(155)	(152)
Proceeds from exercise of equity awards	46	30
Repurchases of common stock	(750)	(807)
Change in funds payable and amounts payable to customers	2,993	3,074
Net cash provided by financing activities	2,134	2,145
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(111)	207
Net increase in cash, cash equivalents, and restricted cash	3,862	3,990
Cash, cash equivalents, and restricted cash, beginning of period	12,667	12,760
Cash, cash equivalents, and restricted cash, end of period	$16,529	$16,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Description of Business

Airbnb, Inc. (the “Company” or “Airbnb”) operates a global platform for unique stays and experiences. The Company’s marketplace model connects hosts and guests (collectively referred to as “customers”) online or through mobile devices to book spaces and experiences around the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 13, 2025 (“2024 Annual Report”). The results for the interim periods are not necessarily indicative of results for the full year.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the unaudited condensed consolidated financial position, results of operations, and cash flows for these interim periods.

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

As the impact of the macroeconomic and geopolitical conditions, including inflation, interest rates, foreign currency fluctuations, tariffs, and trade controls continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the unaudited condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future unaudited condensed consolidated financial statements could be affected.

Recently Adopted Accounting Standards

There are no recently adopted accounting pronouncements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued an update to improve the disclosures about an entity’s expenses, for both annual and interim periods in a tabular format in the footnotes to the financial statements, to include disaggregated information about specific categories underlying certain income statement expense line items. The update is effective for public companies on a prospective basis, with the option for retrospective application in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact on the Company's disclosures.

In December 2023, the FASB issued an update to standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in the financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the standard to determine its impact on the Company's disclosures.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2024	March 31, 2025
Cash and cash equivalents	$6,864	$7,600
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,871	9,110
Restricted cash included in prepaids and other current assets	25	40
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,760	$16,750

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2025
Cash paid for income taxes, net of refunds	$29	$13

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2024	March 31, 2025
Prepaids and other current assets:
Customer receivables	$175	$202
Customer receivables reserve	(28)	(28)
Other	491	454
Prepaids and other current assets	$638	$628

Other assets, noncurrent:
Property and equipment, net	$147	$138
Operating lease right-of-use assets	144	139
Other	272	250
Other assets, noncurrent	$563	$527

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,055	$1,310
Compensation and employee benefits	498	388
Accounts payable	142	186
Operating lease liabilities, current	63	61
Other	856	891
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,836

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$236	$223
Other liabilities, noncurrent	155	166
Other liabilities, noncurrent	$391	$389

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes total payments made to customers (in millions):

	Three Months Ended March 31,
	2024	2025
Reductions to revenue	$87	$104
Charges to operations and support	20	21
Charges to sales and marketing expense	9	15
Total payments made to customers	$116	$140

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended March 31,
	2024	2025
North America	$1,015	$1,054
Europe, the Middle East, and Africa	567	597
Latin America	307	343
Asia Pacific	253	278
Total revenue disaggregated by geographic region	$2,142	$2,272

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,176	$4	$(3)	$2,177
Mortgage-backed and asset-backed securities	381	1	(4)	378
Government bonds	224	—	—	224
Commercial paper	214	—	—	214
Certificates of deposit	52	—	—	52
Total debt securities	3,047	5	(7)	3,045
Time deposits	702	—	—	702
Total short-term investments	$3,749	$5	$(7)	$3,747

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,276	$5	$(1)	$2,280
Mortgage-backed and asset-backed securities	442	1	(3)	440
Government bonds	252	—	—	252
Commercial paper	146	—	—	146
Certificates of deposit	72	—	—	72
Total debt securities	3,188	6	(4)	3,190
Time deposits	702	—	—	702
Total short-term investments	$3,890	$6	$(4)	$3,892

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

As of December 31, 2024 and March 31, 2025, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from accumulated other comprehensive income (loss) (“AOCI”) to other expense, net, were immaterial for the three months ended March 31, 2024 and 2025. Realized gains and losses reclassified from AOCI to other expense, net, were immaterial for the three months ended March 31, 2024 and 2025.

Debt securities in an unrealized loss position had an estimated fair value of $1.1 billion and $781 million, and unrealized losses of $17 million and $14 million as of December 31, 2024 and March 31, 2025, respectively. A total of $269 million and $201 million of these securities, with unrealized losses of $14 million and $13 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2024 and March 31, 2025, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$1,806	$1,807
Due after one year through five years	1,296	1,291
Due after five years	99	96
Total	$3,201	$3,194

Investments Accounted for Under the Equity Method

As of December 31, 2024 and March 31, 2025, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $37 million, respectively. The Company recorded an impairment charge of $7 million for the three months ended March 31, 2025. There were no impairment charges recorded for the three months ended March 31, 2024. Unrealized losses were immaterial for the three months ended March 31, 2024 and 2025.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $38 million and $8 million as of December 31, 2024 and March 31, 2025, respectively, and are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2025, the Company recorded a non-cash impairment charge of $30 million due to a decline in the investee’s financial condition. There were no upward adjustments for observable price changes recorded for the three months ended March 31, 2025. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three months ended March 31, 2024.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2025, the cumulative impairment and downward adjustments for observable price changes were $131 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,635	$—	$—	$1,635
Commercial paper	—	152	—	152
Government bonds	—	33	—	33
Corporate debt securities	—	2	—	2
	1,635	187	—	1,822
Short-term investments:
Corporate debt securities	—	2,177	—	2,177
Mortgage-backed and asset-backed securities	—	378	—	378
Government bonds	—	224	—	224
Commercial paper	—	214	—	214
Certificates of deposit	—	52	—	52
	—	3,045	—	3,045
Funds receivable and amounts held on behalf of customers:
Money market funds	1,340	—	—	1,340
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Other assets, noncurrent:
Foreign exchange derivative assets	—	6	—	6
Corporate debt securities	—	—	4	4
Total assets at fair value	$2,975	$3,352	$4	$6,331
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$20	$—	$20

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,652	$—	$—	$1,652
Commercial paper	—	103	—	103
Government bonds	—	37	—	37
Corporate debt securities	—	22	—	22
	1,652	162	—	1,814
Short-term investments:
Corporate debt securities	—	2,280	—	2,280
Mortgage-backed and asset-backed securities	—	440	—	440
Government bonds	—	252	—	252
Commercial paper	—	146	—	146
Certificates of deposit	—	72	—	72
	—	3,190	—	3,190
Funds receivable and amounts held on behalf of customers:
Money market funds	2,687	—	—	2,687
Prepaids and other current assets:
Foreign exchange derivative assets	—	27	—	27
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Foreign exchange derivative assets	—	1	—	1
Total assets at fair value	$4,339	$3,380	$4	$7,723
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$34	$—	$34
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$39	$—	$39

There were no material changes in unrealized losses included in other comprehensive income relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the three months ended March 31, 2024 and 2025.

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2024 and 2025.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2024	March 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$90	$20
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	7	1
Total derivatives designated as hedging instruments		$97	$21

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$7

	Derivative Liabilities(1)
	Location	December 31, 2024	March 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$—	$26
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	—	5
Total derivatives designated as hedging instruments		$—	$31

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$20	$8

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of March 31, 2025, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $23 million, resulting in net derivative assets of $5 million and net derivative liabilities of $16 million.

Realized gains on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were immaterial for three months ended March 31, 2024 and 2025.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Three Months Ended March 31,
	2024	2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts(1)	$50	$(61)

(1)Gain (loss) recognized in other comprehensive income (loss).

As of December 31, 2024 and March 31, 2025, cumulative unrealized gains recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $80 million and $7 million, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative instruments not designated as hedging instruments

The following table presents the impact of activity of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives		Unrealized Gain (Loss) on Derivatives
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2025	2024	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(21)	$5	$11	$(3)

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.1 billion and $1.6 billion as of December 31, 2024 and March 31, 2025, respectively.

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.5 billion as of both December 31, 2024 and March 31, 2025.

As of March 31, 2025, approximately $16 million of deferred net gains on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Note 7. Debt

Convertible Senior Notes

On March 8, 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the "2026 Notes") pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

As of both December 31, 2024 and March 31, 2025, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. Interest expense, which includes the amortization of debt discount and issuance costs, was immaterial for both the three months ended March 31, 2024 and 2025.

As of March 31, 2025, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of March 31, 2025, the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2025.

As of March 31, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $295 million and $358 million for the three months ended March 31, 2024 and 2025, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2024	5	$93.53	30	$97.93
Granted	1	142.06	9	141.05
Exercised/Vested	(1)	48.42	(2)	142.72
Canceled	—	—	(1)	140.65
As of March 31, 2025	5	$102.71	36	$105.33

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2025	5	$102.71	5.69	$173
Options exercisable as of March 31, 2025	4	$87.88	4.63	$171

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2025, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its 2024 Annual Report.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2025, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2024 and March 31, 2025, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $312 million and $555 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2024 and March 31, 2025, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $83 million and $73 million, respectively. As of March 31, 2025, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $49 million to $59 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The imposition of such taxes on the Company could increase the cost of a guest booking and potentially cause a reduction in the volume of bookings on the Company’s platform, which would adversely impact the Company’s results of operations. The Company will continue to monitor the application and interpretation of lodging and related taxes and ordinances and will adjust accruals, as appropriate, based on any new information or further developments.

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

The Company has estimated transactional tax liabilities in a certain number of jurisdictions where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2024 and March 31, 2025, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $55 million and $13 million, respectively. In addition, the Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of March 31, 2025, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $210 million and $240 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2024 and March 31, 2025, the Company accrued a total of $227 million and $167 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of March 31, 2025, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $136 million to $146 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

In 2017, Italy passed a law purporting to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). In December 2024, Airbnb Ireland signed a similar agreement in settlement of the 2022 audit period for an aggregate payment of 139 million Euro ($150 million). In January 2025, Airbnb Ireland entered into an agreement with the Italian Revenue Agency to close the 2023 audit period for an aggregate payment of 179 million Euro ($186 million). Of this amount, 123 million Euro was paid in December of 2024, while 56 million Euro, which was recognized as a liability as of December 31, 2024, was paid in January 2025. In 2024, Airbnb Ireland commenced withholding on host payments related to Italian listings.

With respect to all other transactional taxes and withholding tax on payments made to hosts for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

Payroll Taxes

The Company is subject to regular payroll tax examinations by various international, state and local jurisdictions. Although management believes its tax withholding remittance practices are appropriate, the Company may be subject to additional tax liabilities, including interest and penalties, if any tax authority disagrees with the Company’s withholding and remittance practices, or if there are changes in laws, regulations, administrative practices, principles, or interpretations related to payroll tax withholding in the various international, state, and local jurisdictions.

Legal and Regulatory Matters

The Company has been and is currently a party to various legal and regulatory matters arising in the normal course of business. Such proceedings and claims, even if not meritorious, can require significant financial and operational resources, including the diversion of management’s attention from the Company’s business objectives.
Regulatory Matters

The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations, including those related to: Internet activities; short-term rentals, long-term rentals, and home sharing; real estate, property rights, housing, and land use; travel and hospitality; privacy and data protection; intellectual property; competition; health and safety; protection of minors; consumer protection; employment; payments, money transmission, economic and trade sanctions, anti-corruption, and anti-bribery; taxation; and others. In addition, the nature of the Company’s business exposes it to inquiries and potential claims related to the compliance of the business with applicable law and regulations. In some instances, applicable laws and regulations do not yet exist or are being applied, interpreted, or implemented to address aspects of the Company’s business, and such adoption, interpretation, or implementation could further alter or impact the Company’s business.

In certain instances, the Company has been party to litigation with municipalities relating to or arising out of regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Intellectual Property

The Company has been and is currently subject to claims relating to intellectual property, including alleged patent infringement. Adverse results in such lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices or require development of non-infringing products or technologies, which could result in a loss of revenue or otherwise harm its business. To date, the Company has not incurred any material costs as a result of such cases and has not recorded any material liabilities in its unaudited condensed consolidated financial statements related to such matters.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are immaterial to the Company’s unaudited condensed consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, the Company believes based on its current knowledge that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

Host Protections

The Company offers AirCover coverage, which includes but is not limited to, the Company’s Host Damage Protection program that provides protection of up to $3 million for direct physical loss or damage to a host’s covered property caused by guests during a confirmed booking and when the host and guest are unable to resolve the dispute. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. In addition, through third-party insurers and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, the Company provides insurance coverage for third-party bodily injury or property damage liability claims that occur during a stay. The Company’s Host Liability Insurance and Experiences Liability Insurance consists of a commercial general liability policy, with hosts and the Company as named insureds and landlords of hosts as additional insureds. The Host Liability Insurance and Experiences Liability Insurance provides primary coverage for up to $1 million per occurrence, subject to a $1 million cap per listing location, and includes various conditions, limitations, and exclusions.

Indemnifications

The Company has entered into indemnification agreements with certain of its employees, officers, and directors. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify its directors and officers and those employees who have entered into indemnification agreements to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors and officers and those employees who have entered into indemnification agreements. No demands have been made upon the Company to provide indemnification or advancement under the indemnification agreements or the Bylaws, and thus, there are no indemnification or advancement claims that the Company is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

The Company recorded income tax expense of $29 million and $19 million for the three months ended March 31, 2024 and 2025, respectively, which were primarily driven by current and deferred tax on U.S. and foreign earnings and the income tax benefit from excess tax benefits on stock-based compensation arising during the quarter.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. As of March 31, 2025, the Company continued to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds the reserve recorded in its unaudited condensed consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. An acceptable outcome was not reached with IRS Appeals, and in May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claims that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flows.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax known as the Corporate Alternative Minimum Tax (“CAMT”) on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. The Company anticipates paying additional federal taxes in 2025 due to the CAMT. The additional CAMT will result in tax credits that are expected to offset the Company’s federal tax in subsequent years, thus there is no impact to the overall tax provision.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2025
Net income	$264	$154
Add: convertible notes interest expense, net of tax	1	1
Net income - diluted	$265	$155
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	638	621
Effect of dilutive securities	16	11
Diluted	654	632
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.41	$0.25
Diluted	$0.41	$0.24

As of both March 31, 2024 and 2025, 9.6 million shares of RSUs were excluded from earning per share because they are subject to market and performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2024	2025
Stock options	2	2
RSUs	4	11
Total	6	13

Share Repurchase Program

In February 2024, the Company announced that its board of directors approved a share repurchase program to purchase up to $6.0 billion of the Company’s Class A common stock.

Share repurchases under the share repurchase program may be made through a variety of methods, such as open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

During the three months ended March 31, 2025, the Company repurchased and subsequently retired 6.1 million shares of Class A common stock for $807 million. As of March 31, 2025, the Company had $2.5 billion available to repurchase shares of Class A common stock under its share repurchase program. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 4.7 million shares of Class A common stock for $750 million, which completed the repurchases authorized under the share repurchase program announced in May 2023.

Note 12. Segment Information

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has one operating segment and one reportable segment. The CODM

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

assesses financial performance and decides how to allocate resources based on consolidated net income. Segment assets are reported on the Company’s unaudited condensed consolidated balance sheets.

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended March 31,
	2024	2025
Revenue	$2,142	$2,272
Less:
Merchant fees and chargebacks	393	399
Salaries and benefits	441	507
Marketing	374	382
Stock-based compensation expense	295	358
Professional and third-party services(1)	247	260
Non-income taxes	55	57
Other items(2)	236	271
Total cost and expense	2,041	2,234
Income from operations	101	38
Interest income	202	173
Other expense, net	(10)	(38)
Income before income taxes	293	173
Provision for income taxes	29	19
Net income	$264	$154

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce, legal, audit, and tax.
(2)Other items primarily include expenses and costs related to data hosting services, insurance, customer relations, and software and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2024 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

First Quarter Financial Highlights

Revenue for the three months ended March 31, 2025 grew by 6% to $2.3 billion, compared to the same period in the prior year. The increase was primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked, partially offset by the impact of a slight decrease in Average Daily Rate (“ADR”).

Net income for the three months ended March 31, 2025 decreased by 42% to $154 million, compared to the same period in the prior year. This decline was primarily due to higher payroll-related expenses driven by increased headcount and impairment losses associated with private company investments. Additionally, lower interest income due to a decline in interest rates contributed to the decrease, which was slightly offset by our revenue growth.

Cash provided by operating activities was $1.8 billion for the three months ended March 31, 2025, compared to $1.9 billion in the same period in the prior year. We generated Free Cash Flow1 of $1.8 billion for the three months ended March 31, 2025, compared to $1.9 billion, in the same period in the prior year.

During the three months ended March 31, 2025, we repurchased 6.1 million shares of Class A common stock for $807 million, leaving $2.5 billion available to repurchase under our share repurchase program.

Macroeconomic and Geopolitical Conditions on our Business

As we look forward, we recognize the potential impact of challenging macroeconomic and geopolitical conditions on our business, including inflation, interest rates, foreign currency fluctuations, tariffs and trade controls, and potential decreased consumer spending. To date, these conditions have not had a material impact on our business, results of operations, cash flows, and financial condition; however, the impact in the future of these macroeconomic and geopolitical conditions on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

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

1 A reconciliation of non-GAAP financial measures to the most comparable U.S. GAAP financial measures is provided under the subsection titled “Key Business Metrics and Non-GAAP Financial Measures— Free Cash Flow Reconciliation” below.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way.

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended March 31,
	2024	2025	% Change
Nights and Experiences Booked	133	143	8%
Gross Booking Value	$22,925	$24,515	7%

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

The increase in Nights and Experiences Booked during the three months ended March 31, 2025, compared to the same period in the prior year, was driven by growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific, as we continue to focus on international expansion.

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

The increase in GBV during the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to an increase in Nights and Experiences Booked. We saw GBV growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific.

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin, which are described below. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as a financial measure, should be considered as supplemental in nature, and are not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered alongside other financial performance measures, including net income and net income margin as well as our other U.S. GAAP results. Free Cash Flow and Free Cash Flow Margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities and net cash provided by operating activities margin. Free Cash Flow and Free Cash Flow Margin do not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures.

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

•Used by management to measure operational performance, to assess our ability to generate cash from ongoing business operations, and to make decisions about capital allocation.

Constant currency revenue growth rate	The change in the current period revenue over the prior comparable period where current period foreign currency revenue is translated using the exchange rates of the comparative period.
•Enhances comparability and provides investors with useful insight into the operational changes in revenue.

•Used by management for financial and operational decision-making and as a means to evaluate performance by excluding the effects of foreign currency volatility which is not indicative of our core operating results.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended March 31,
	2024	2025
Net income	$264	$154
Net income margin	12%	7%
Adjusted EBITDA	$424	$417
Adjusted EBITDA Margin	20%	18%

Net cash provided by operating activities	$1,923	$1,789
Net cash provided by operating activities margin	90%	79%
Free Cash Flow	$1,909	$1,781
Free Cash Flow Margin	89%	78%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended March 31,
	2024	2025
Revenue	$2,142	$2,272

Net income	$264	$154
Adjusted to exclude the following:
Provision for income taxes	29	19
Other expense, net	10	38
Interest income	(202)	(173)
Depreciation and amortization	14	25
Stock-based compensation expense	295	358
Acquisition-related impacts	6	—
Lodging taxes, host withholding taxes, and transactional taxes, net	8	(4)
Adjusted EBITDA	$424	$417
Adjusted EBITDA Margin	20%	18%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The decrease in Adjusted EBITDA for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to higher product development and sales and marketing expenses. This was primarily driven by increased employee compensation costs and expenses related to our upcoming product launches. These impacts were partially offset by revenue growth from an increase in the number of check-ins for Nights and Experiences Booked, which was partially offset by the impact of a slight decrease in ADR.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to Free Cash Flow (in millions, except percentages):

	Three Months Ended March 31,
	2024	2025
Revenue	$2,142	$2,272

Net cash provided by operating activities	$1,923	$1,789
Purchases of property and equipment	(14)	(8)
Free Cash Flow	$1,909	$1,781
Free Cash Flow Margin	89%	78%

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

Our key business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Experiences Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow Margin the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees, a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower.

Results of Operations

The following table sets forth our results of operations (in millions, except for percentages):

	Three Months Ended March 31,
	2024	% of Revenue	2025	% of Revenue	% Change
Revenue	$2,142	100%	$2,272	100%	6%
Costs and expenses:
Cost of revenue	480	22%	506	22%	5%
Operations and support(1)	285	14%	303	13%	6%
Product development(1)	475	22%	568	25%	20%
Sales and marketing(1)	514	24%	563	25%	10%
General and administrative(1)	287	13%	294	13%	2%
Total costs and expenses	2,041	95%	2,234	98%	9%
Income from operations	101	5%	38	2%	(62)%
Interest income	202	9%	173	8%	(14)%
Other expense, net	(10)	(1)%	(38)	(2)%	280%
Income before income taxes	293	13%	173	8%	(41)%
Provision for income taxes	29	1%	19	1%	(34)%
Net income	$264	12%	$154	7%	(42)%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended March 31,
	2024	% of Total	2025	% of Total	% Change
Operations and support	$19	6%	$21	6%	11%
Product development	185	63%	230	64%	24%
Sales and marketing	35	12%	44	12%	26%
General and administrative	56	19%	63	18%	13%
Stock-based compensation expense	$295	100%	$358	100%	21%

Comparison of the Three Months Ended March 31, 2025 with the Same Period in 2024

Revenue

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Revenue	$2,142	$2,272	6%

Revenue increased $130 million, or 6%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase in the number of check-ins relating to Nights and Experiences Booked, partially offset by the impact of a slight decrease in ADR. On a constant-currency basis, revenue increased 8% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Cost of revenue	$480	$506	5%
Percentage of revenue	22%	22%

Cost of revenue increased $26 million, or 5%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase in merchant fees of $17 million, largely due to an increase in pay-in volumes and an increase in amortization costs related to capitalized internal-use software projects of $12 million, partially offset by a reduction in chargebacks of $11 million.

Operations and Support

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Operations and support	$285	$303	6%
Percentage of revenue	14%	13%

Operations and support expense increased $18 million, or 6%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase in payroll-related expenses of $9 million, an increase in insurance costs of $7 million, due to higher premiums as a result of higher nights booked, and an increase in customer relations costs of $5 million, which resulted from increased refunds and credits related to customer satisfaction. These increases were partially offset by a decrease in third-party customer service costs of $8 million, due to ongoing partner site optimization.

Product Development

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Product development	$475	$568	20%
Percentage of revenue	22%	25%

Product development expense increased $93 million, or 20%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase in payroll-related expenses of $86 million, driven by an increase in average headcount of 11%.

Sales and Marketing

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Brand and performance marketing	$370	$378	2%
Field operations and policy	144	185	28%
Total sales and marketing	$514	$563	10%
Percentage of revenue	24%	25%

Sales and marketing expense increased $49 million, or 10%, for the three months ended March 31, 2025, compared to the same period in the prior year. The increase was primarily due to an increase in payroll-related expenses of $20 million, an increase in third-party service provider expenses related to our upcoming product launches of $19 million, and an increase in marketing activities driven by an increase in search engine marketing of $21 million. These increases were partially offset by a reduction in marketing campaign spend of $29 million.

General and Administrative

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
General and administrative	$287	$294	2%
Percentage of revenue	13%	13%

General and administrative expense increased $7 million, or 2%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to higher payroll-related expenses of $13 million, partially offset by a reduction in non-income taxes related fees and penalties of $7 million.

Interest Income

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Interest income	$202	$173	(14)%

Interest income decreased $29 million, or 14%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to lower interest rates.

Other Expense, Net

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Other expense, net	$(10)	$(38)	(280)%

Other expense, net increased $28 million, or 280%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to impairment charges on investments in privately-held companies of $37 million, partially offset by foreign exchange gains of $8 million.

Provision for Income Taxes

	Three Months Ended March 31,
	2024	2025	% Change
	(in millions, except percentages)
Provision for income taxes	$29	$19	(34)%

The provision for income taxes decreased by $10 million, or 34%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to decreased profitability and an increased deduction on foreign income.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to further take effect in 2025. Various countries, including the European Union, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for the three months ended March 31, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.5 billion. As of March 31, 2025, cash and cash equivalents totaled $7.6 billion, which included $2.2 billion held by our foreign subsidiaries. Cash and cash equivalents consist of checking and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2025, short-term investments totaled $3.9 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $9.2 billion as of March 31, 2025, that we held for bookings in advance of guests completing check-ins that we record separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (“G-SIBs”) which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the United States are sufficient to fund our working capital needs in the United States.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of March 31, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q additional information.

Material Cash Requirements

As of March 31, 2025, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in March 2026. In March 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

In February 2024, our board of directors approved a share repurchase program to purchase up to $6.0 billion of our Class A common stock. During the three months ended March 31, 2025, we repurchased 6.1 million shares of Class A common stock for $807 million through our share repurchase program. As of March 31, 2025, we had $2.5 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows (in millions):

	Three Months Ended March 31,
	2024	2025
Net cash provided by operating activities	$1,923	$1,789
Net cash used in investing activities	(84)	(151)
Net cash provided by financing activities	2,134	2,145
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(111)	207
Net increase in cash, cash equivalents, and restricted cash	$3,862	$3,990

Net cash provided by operating activities for the three months ended March 31, 2025 was $1.8 billion, which was primarily due to net income of $154 million, additional cash provided by unearned fees of $1.1 billion, resulting from growth in bookings, and an increase in accrued expenses and other liabilities of $155 million. Additionally, we had adjustments for non-cash charges, primarily consisting of $358 million of stock-based compensation expense.

Net cash used in investing activities for the three months ended March 31, 2025 was $151 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash provided by financing activities for the three months ended March 31, 2025 was $2.1 billion, primarily due to an increase in funds payable and amounts payable to customers of $3.1 billion, partially offset by share repurchases of $807 million and taxes paid related to net share settlement of equity awards of $152 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our audited consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2025, we recorded an increase of $207 million in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of Part 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report for a discussion of the assumptions and judgments involved in our critical accounting estimates. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. Investors should carefully read and consider the risks and uncertainties included in the 2024 Annual Report, together with all of the other information in the 2024 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2025 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31	2	$131.62	2	$3,045
February 1 - 28	2	$139.45	2	$2,809
March 1 - 31	2	$129.39	2	$2,513
Total	6	$132.96	6

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

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended March 31, 2025:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
David Bernstein, Chief Accounting Officer	Adopt	2/26/2025	2/23/2026	30,046
Aristotle Balogh, Chief Technology Officer	Adopt	2/27/2025	11/28/2025	256,553
Brian Chesky, Chief Executive Officer and Director	Adopt	2/27/2025	11/21/2025	649,000
Joseph Gebbia, Director	Adopt	2/26/2025	11/28/2025	3,302,509

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended March 31, 2025.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	6/7/2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following unaudited condensed financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii), Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ Brian Chesky
Date: May 1, 2025		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elinor Mertz
Date: May 1, 2025		Elinor Mertz Chief Financial Officer (Principal Financial Officer)