Form 10-Q
period 2025-06-30
Airbnb, Inc.
filed 2025-08-06
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 21, 2025, 429,079,558 shares of the registrant's Class A common stock were outstanding, 183,156,112 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding future operating performance, including Nights and Seats Booked, Gross Booking Value (“GBV”), Average Daily Rate, and GBV per Nights and Seats Booked;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2024	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$6,864	$7,402
Short-term investments	3,747	3,954
Funds receivable and amounts held on behalf of customers	5,931	11,067
Prepaids and other current assets	638	757
Total current assets	17,180	23,180
Deferred income tax assets	2,439	2,428
Goodwill and intangible assets, net	777	776
Other assets, noncurrent	563	608
Total assets	$20,959	$26,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,895
Funds payable and amounts payable to customers	5,931	11,067
Current portion of long-term debt	—	1,997
Unearned fees	1,616	2,857
Total current liabilities	10,161	18,816
Long-term debt	1,995	—
Other liabilities, noncurrent	391	394
Total liabilities	12,547	19,210
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 434 and 430 shares issued & outstanding, respectively; Class B - authorized 710 shares; 189 and 183 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	12,602	13,168
Accumulated other comprehensive income (loss)	35	(128)
Accumulated deficit	(4,225)	(5,258)
Total stockholders’ equity	8,412	7,782
Total liabilities and stockholders’ equity	$20,959	$26,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$2,748	$3,096	$4,890	$5,368
Costs and expenses:
Cost of revenue	506	544	986	1,050
Operations and support	338	332	623	635
Product development	519	610	994	1,178
Sales and marketing	573	691	1,087	1,254
General and administrative	315	307	602	601
Total costs and expenses	2,251	2,484	4,292	4,718
Income from operations	497	612	598	650
Interest income	226	190	428	363
Other expense, net	(42)	(23)	(52)	(61)
Income before income taxes	681	779	974	952
Provision for income taxes	126	137	155	156
Net income	$555	$642	$819	$796
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.87	$1.04	$1.29	$1.29
Diluted	$0.86	$1.03	$1.26	$1.27
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	635	615	636	618
Diluted	649	626	651	629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$555	$642	$819	$796
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(2)	1	(5)	5
Net unrealized gain (loss) on cash flow hedges, net of tax	14	(130)	62	(203)
Foreign currency translation adjustments	(8)	22	(13)	35
Other comprehensive income (loss)	4	(107)	44	(163)
Comprehensive income	$559	$535	$863	$633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Six months ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	638	$—	$11,639	$(49)	$(3,425)	$8,165
Net income	—	—	—	—	264	264
Other comprehensive income	—	—	—	40	—	40
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(122)	—	—	(122)
Stock-based compensation	—	—	302	—	—	302
Repurchases of common stock	(5)	—	—	—	(753)	(753)
Balances as of March 31, 2024	636	—	11,819	(9)	(3,914)	7,896
Net income	—	—	—	—	555	555
Other comprehensive loss	—	—	—	4	—	4
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(88)	—	—	(88)
Shares issued upon net settlement of warrants exercised	1	—	—	—	—	—
Stock-based compensation	—	—	385	—	—	385
Repurchases of common stock	(5)	—	—	—	(750)	(750)
Balances as of June 30, 2024	634	$—	$12,116	$(5)	$(4,109)	$8,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Six months ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive loss	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	—	12,841	(21)	(4,883)	7,937
Net income	—	—	—	—	642	642
Other comprehensive income	—	—	—	(107)	—	(107)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(98)	—	—	(98)
Stock-based compensation	—	—	425	—	—	425
Repurchases of common stock	(8)	—	—	—	(1,017)	(1,017)
Balances as of June 30, 2025	613	$—	$13,168	$(128)	$(5,258)	$7,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities:
Net income	$819	$796
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	677	782
Deferred income taxes	65	70
Other, net	89	145
Changes in operating assets and liabilities:
Prepaids and other assets	(105)	(275)
Accrued expenses and other liabilities	230	10
Unearned fees	1,199	1,236
Net cash provided by operating activities	2,974	2,764
Cash flows from investing activities:
Purchases of short-term investments	(1,520)	(1,643)
Sales and maturities of short-term investments	1,348	1,432
Other investing activities, net	(22)	(31)
Net cash used in investing activities	(194)	(242)
Cash flows from financing activities:
Change in funds payable and amounts payable to customers	4,654	4,510
Repurchases of common stock	(1,499)	(1,817)
Taxes paid related to net share settlement of equity awards	(309)	(295)
Proceeds from exercise of equity awards and employee stock purchase plan	99	75
Net cash provided by financing activities	2,945	2,473
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(202)	689
Net increase in cash, cash equivalents, and restricted cash	5,523	5,684
Cash, cash equivalents, and restricted cash, beginning of period	12,667	12,760
Cash, cash equivalents, and restricted cash, end of period	$18,190	$18,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Description of Business

Airbnb, Inc. (the “Company” or “Airbnb”) operates a global platform for unique stays, experiences, and services. The Company’s marketplace model connects hosts and guests (collectively referred to as “customers”) online or through mobile devices to book spaces, experiences, and services around the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 13, 2025 (“2024 Annual Report”). The results for the interim periods are not necessarily indicative of results for the full year. Certain immaterial amounts in prior periods have been reclassified to conform to the current period presentation.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2024	June 30, 2025
Cash and cash equivalents	$6,864	$7,402
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,871	10,998
Restricted cash included in prepaids and other current assets	25	44
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,760	$18,444

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2025
Cash paid for income taxes, net of refunds	$127	$168
Non-cash financing activities:
Net settlement of cashless warrants exercised	$22	$—

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2024	June 30, 2025
Prepaids and other current assets:
Customer receivables	$175	$224
Customer receivables reserve	(28)	(38)
Other	491	571
Prepaids and other current assets	$638	$757

Other assets, noncurrent:
Property and equipment, net	$147	$132
Operating lease right-of-use assets	144	144
Other	272	332
Other assets, noncurrent	$563	$608

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,055	$1,197
Compensation and employee benefits	498	407
Accounts payable	142	221
Operating lease liabilities, current	63	67
Other	856	1,003
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,895

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$236	$218
Other liabilities, noncurrent	155	176
Other liabilities, noncurrent	$391	$394

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Reductions to revenue	$118	$117	$205	$221
Charges to operations and support	30	26	50	47
Charges to sales and marketing expense	10	16	19	31
Total payments made to customers	$158	$159	$274	$299

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
North America	$1,308	$1,377	$2,323	$2,431
Europe, the Middle East, and Africa	1,048	1,233	1,615	1,830
Latin America	185	231	492	574
Asia Pacific	207	255	460	533
Total revenue disaggregated by geographic region	$2,748	$3,096	$4,890	$5,368

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,176	$4	$(3)	$2,177
Mortgage-backed and asset-backed securities	381	1	(4)	378
Government bonds	224	—	—	224
Commercial paper	214	—	—	214
Certificates of deposit	52	—	—	52
Total debt securities	3,047	5	(7)	3,045
Time deposits	702	—	—	702
Total short-term investments	$3,749	$5	$(7)	$3,747

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,305	$8	$(1)	$2,312
Mortgage-backed and asset-backed securities	430	1	(3)	428
Government bonds	230	—	—	230
Commercial paper	166	—	—	166
Certificates of deposit	111	—	—	111
Total debt securities	3,242	9	(4)	3,247
Time deposits	707	—	—	707
Total short-term investments	$3,949	$9	$(4)	$3,954

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

As of December 31, 2024 and June 30, 2025, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses before reclassifications from accumulated other comprehensive income (loss) (“AOCI”) to other expense, net, and realized gains and losses reclassified from AOCI to other expense, net, were immaterial for the three and six months ended June 30, 2024 and 2025.

Debt securities in an unrealized loss position had an estimated fair value of $1.1 billion and $582 million, and unrealized losses of $17 million and $13 million as of December 31, 2024 and June 30, 2025, respectively. A total of $269 million and $136 million of these securities, with unrealized losses of $14 million and $13 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2024 and June 30, 2025, respectively.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$1,734	$1,735
Due after one year through five years	1,422	1,419
Due after five years	99	97
Total	$3,255	$3,251

Investments Accounted for Under the Equity Method

As of December 31, 2024 and June 30, 2025, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $48 million, respectively. The Company recorded an impairment charge of $7 million for the six months ended June 30, 2025. There were no impairment charges recorded for the three months ended June 30, 2025. There were no impairment charges recorded during the six months ended June 30, 2024. Unrealized losses were immaterial for the three and six months ended June 30, 2024 and 2025.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $38 million and $8 million as of December 31, 2024 and June 30, 2025, respectively, and are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

For the six months ended June 30, 2025, the Company recorded a non-cash impairment charge of $30 million due to a decline in the investee’s financial condition. There were no upward adjustments for observable price changes recorded for the three months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a non-cash impairment charge of $45 million due to a downward adjustment for an observable price change.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2025, the cumulative impairment and downward adjustments for observable price changes were $131 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,635	$—	$—	$1,635
Commercial paper	—	152	—	152
Government bonds	—	33	—	33
Corporate debt securities	—	2	—	2
Total cash and cash equivalents	1,635	187	—	1,822
Short-term investments:
Corporate debt securities	—	2,177	—	2,177
Mortgage-backed and asset-backed securities	—	378	—	378
Government bonds	—	224	—	224
Commercial paper	—	214	—	214
Certificates of deposit	—	52	—	52
Total short-term investments	—	3,045	—	3,045
Funds receivable and amounts held on behalf of customers:
Money market funds	1,340	—	—	1,340
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Other assets, noncurrent:
Foreign exchange derivative assets	—	6	—	6
Corporate debt securities	—	—	4	4
Total assets at fair value	$2,975	$3,352	$4	$6,331
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$20	$—	$20

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,624	$—	$—	$1,624
Commercial paper	—	126	—	126
Government bonds	—	16	—	16
Certificates of deposit	—	8	—	8
Corporate debt securities	—	5	—	5
Total cash and cash equivalents	1,624	155	—	1,779
Short-term investments:
Corporate debt securities	—	2,312	—	2,312
Mortgage-backed and asset-backed securities	—	428	—	428
Government bonds	—	230	—	230
Commercial paper	—	166	—	166
Certificates of deposit	—	111	—	111
Total short-term investments	—	3,247	—	3,247
Funds receivable and amounts held on behalf of customers:
Money market funds	3,399	—	—	3,399
Prepaids and other current assets:
Foreign exchange derivative assets	—	25	—	25
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$5,023	$3,427	$4	$8,454
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$151	$—	$151
Other liabilities, noncurrent:
Foreign exchange derivative liabilities	—	7	—	7
Total liabilities at fair value	$—	$158	$—	$158

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the six months ended June 30, 2024 and 2025.

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2024 and 2025.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)
	Location	December 31, 2024	June 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$90	$—
Foreign exchange contracts (noncurrent)	Other assets, noncurrent	7	—
Total derivatives designated as hedging instruments		$97	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$25

	Derivative Liabilities(1)
	Location	December 31, 2024	June 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$—	$141
Foreign exchange contracts (noncurrent)	Other liabilities, noncurrent	—	7
Total derivatives designated as hedging instruments		$—	$148

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$20	$10

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of June 30, 2025, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $24 million, resulting in net derivative assets of $1 million and net derivative liabilities of $134 million.

Realized gains on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were immaterial for three and six months ended June 30, 2024 and 2025.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts(1)	$21	$(141)	$71	$(202)

(1)Gain (loss) recognized in other comprehensive income (loss).

Gains reclassified from AOCI to revenue were immaterial for the three and six months ended June 30, 2024 and 2025.

As of December 31, 2024 and June 30, 2025, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $80 million and $(123) million, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative instruments not designated as hedging instruments

The following table presents the impact of activity of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives				Unrealized Gain (Loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025	2024	2025	2024	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	$23	$(19)	$28	$23	$15	$34	$12

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.1 billion and $1.9 billion as of December 31, 2024 and June 30, 2025, respectively.

Cash flow hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.5 billion and $2.4 billion as of December 31, 2024 and June 30, 2025, respectively.

As of June 30, 2025, approximately $104 million of deferred net losses on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

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

As of both December 31, 2024 and June 30, 2025, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering costs and are amortized to interest expense using the effective interest method over the contractual term. Interest expense, which includes the amortization of debt discount and issuance costs, was immaterial for both the three and six months ended June 30, 2024 and 2025.

As of June 30, 2025, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of June 30, 2025, the total estimated fair value of the 2026 Notes was $1.9 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2025.

As of June 30, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $382 million and $424 million for the three months ended June 30, 2024 and 2025, respectively, and $677 million and $782 million for the six months ended June 30, 2024 and 2025, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2024	5	$93.53	30	$97.93
Granted	1	142.06	11	138.33
Exercised/Vested	(1)	51.44	(5)	140.42
Canceled	—	—	(2)	140.87
As of June 30, 2025	5	$104.98	34	$103.06

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2025	5	$104.98	5.89	$205
Options exercisable as of June 30, 2025	4	$88.89	4.68	$201

Note 9. Commitments and Contingencies

Commitments

In June 2025, the Company signed a new enterprise agreement with a web-hosting service company for cloud hosting and related services, which extends through 2031, resulting in annual minimum purchase commitments of $202 million to $457 million per contract year, totaling $1.9 billion over the six-year term.

The Company also signed a three-year sponsorship agreement, which includes annual minimum service commitments of $11 million to $34 million per contract year, totaling $55 million.

No other significant new or amended commitments occurred outside the ordinary course of business during the six months ended June 30, 2025. Refer to Note 13 in Part II, Item 8 of the Company’s 2024 Annual Report for further details on commitments.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the U. S. and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2025, the Company collected and remitted Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2024 and June 30, 2025, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $312 million and $465 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2024 and June 30, 2025, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $83 million and $67 million, respectively. As of June 30, 2025, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $52 million to $62 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company has estimated transactional tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $55 million. As of June 30, 2025, there were no accrued obligations related to these tax liabilities . In addition, the Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of June 30, 2025, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $232 million and $252 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2024 and June 30, 2025, the Company accrued a total of $227 million and $177 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of June 30, 2025, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $138 million to $148 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

In July 2025, Airbnb received a letter from the Spanish Ministry of Consumer Affairs proposing to assess a fine of approximately €110 million in connection with alleged non-compliance with short-term rental listing regulations in Spain. Airbnb disputes the proposed fine and the applicability of these rules to short-term listings. Airbnb intends to dispute this matter and any potential loss is neither probable or estimable at this time. Global regulatory requirements and challenges affecting our business continue to increase. These challenges may have a material impact on our business, results of operations, and financial condition.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 10. Income Taxes

The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including accurately predicting the proportion of the Company’s pre-tax income before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign derived intangible income, audit-related developments, and the effects of tax law changes.

The Company recorded income tax expense of $126 million and $137 million for the three months ended June 30, 2024 and 2025, and $155 million and $156 million for the six months ended June 30, 2024 and 2025, respectively, which were primarily driven by current and deferred tax on U.S. and foreign earnings and the income tax benefit from excess tax benefits on stock-based compensation arising during the quarter.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, and certain losses subject to the dual consolidated loss rules. As of June 30, 2025, the Company continued to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s significant tax jurisdictions include the U. S., California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds the reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. In February 2021, the Company submitted a protest to the IRS describing its disagreement with the proposed adjustment and requesting the case be transferred to the IRS Independent Office of Appeals (“IRS Appeals”). In December 2021, the Company received a rebuttal from the IRS with the same proposed adjustments that were in the NOPA. In January 2022, the Company entered into an administrative dispute process with IRS Appeals. An acceptable outcome was not reached with IRS Appeals, and in May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claims that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flows.

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

On July 4, 2025, the One Big Beautiful Bill Act (“the OBBBA”) was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses and changes to the U.S. taxation of foreign derived intangible income. This legislation may be subject to further clarification and the issuance of interpretive guidance. The Company is evaluating the impact the new legislation will have on its unaudited condensed consolidated financial statements, specifically related to the U.S. taxation of foreign derived intangible income and the Company’s ability to utilize its CAMT credits, and expects to begin reflecting the impact in the three-month period ending September 30, 2025. As of December 31, 2024, the Company had approximately $300 million of CAMT credit carryforwards. The Company will continue its evaluation of the OBBBA and determine whether a valuation allowance is necessary against its CAMT credits.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$555	$642	$819	$796
Add: convertible notes interest expense, net of tax	1	1	2	1
Net income - diluted	$556	$643	$821	$797
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	635	615	636	618
Effect of dilutive securities	14	11	15	11
Diluted	649	626	651	629
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.87	$1.04	$1.29	$1.29
Diluted	$0.86	$1.03	$1.26	$1.27

As of both June 30, 2024 and 2025, 9.6 million shares of RSUs were excluded from earning per share because they are subject to market and performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Stock options	2	3	2	3
RSUs	9	16	9	14
Total	11	19	11	17

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

During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 8.1 million and 14.2 million shares of Class A common stock for $1.0 billion and $1.8 billion, respectively. As of June 30, 2025, the Company had $1.5 billion available to repurchase shares of Class A common stock under its share repurchase program. During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 4.9 million and 9.6 million shares of Class A common stock for $749 million and $1.5 billion, respectively.

Class A Common Stock Warrants

In 2024, the Company had warrants outstanding to purchase shares of Class A common stock with an exercise price of $28.355 per share. During the three months ended June 30, 2024, all the outstanding warrants were exercised to purchase 0.8 million shares of Class A common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 0.7 million shares of the Class A common stock.

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

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$2,748	$3,096	$4,890	$5,368
Less:
Merchant fees and chargebacks	412	436	805	835
Salaries and benefits	405	482	846	989
Marketing	409	468	783	850
Stock-based compensation expense	382	424	677	782
Professional and third-party services(1)	283	320	530	580
Non-income taxes	83	50	138	107
Other items(2)	277	304	513	575
Total cost and expense	2,251	2,484	4,292	4,718
Income from operations	497	612	598	650
Interest income	226	190	428	363
Other expense, net	(42)	(23)	(52)	(61)
Income before income taxes	681	779	974	952
Provision for income taxes	126	137	155	156
Net income	$555	$642	$819	$796

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce, legal, audit, and tax.
(2)Other items primarily include expenses and costs related to data hosting services, insurance, customer relations, and software and equipment.
Note 13. Subsequent Event

In August 2025, the Company’s board of directors approved a new share repurchase program with authorization to purchase up to an additional $6.0 billion of the Company's Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

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

Overview

We are a community based on connection and belonging—a community that was born in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown to over 5 million hosts who have welcomed over 2 billion guest arrivals in almost every country and region across the globe. Every day, hosts offer unique stays, experiences, and services that make it possible for guests to connect with communities in a more authentic way.

We have five stakeholders and we have designed our Company with all of them in mind. Along with employees and shareholders, we serve hosts, guests, and the communities in which they live. We intend to make long-term decisions considering all of our stakeholders because their collective success is key for our business to thrive.

Second Quarter Financial Highlights

Revenue for the three months ended June 30, 2025 grew by 13% to $3.1 billion, compared to the same period in the prior year. The increase was primarily due to an increase in the number of check-ins relating to Nights and Seats Booked, a slight increase in Average Daily Rate (“ADR”), and the shift in timing of Easter from the first quarter of 2024 to the second quarter of 2025.

Net income for the three months ended June 30, 2025 increased by 16% to $642 million, compared to the same period in the prior year. This increase was primarily due to revenue growth, slightly offset by lower interest income due to declining interest rates.

Cash provided by operating activities was $1.0 billion for the three months ended June 30, 2025, compared to $1.1 billion in the same period in the prior year. Free Cash Flow1 remained consistent at $1.0 billion for the three months ended June 30, 2025, compared to the same period in the prior year.

During the three months ended June 30, 2025, we repurchased 8.1 million shares of Class A common stock for $1.0 billion, leaving $1.5 billion available to repurchase under our share repurchase program.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
Nights and Seats Booked	125	134	7%	258	277	8%
Gross Booking Value	$21,213	$23,447	11%	$44,138	$47,962	9%

Nights and Seats Booked

Nights and Seats Booked is a key measure of the scale of our platform, which in turn drives our financial performance. Nights and Seats Booked on our platform in a period represents the sum of the total number of nights booked for stays and the total number of seats booked for experiences and services, net of cancellations and alterations that occurred in that period. For example, a booking made on February 15 would be reflected in Nights and Seats Booked for our quarter ended March 31. If, in the example, the booking were canceled on May 15, Nights and Seats Booked would be reduced by the cancellation for our quarter ended June 30. A night can include one or more guests and can be for a listing with one or more bedrooms. Nights and Seats Booked grows as we attract new customers to our platform and as repeat guests increase their activity on our platform. A seat is booked for each participant in an experience or service. Substantially all of the bookings on our platform to date have come from nights. We believe Nights and Seats Booked is a key business metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it represents a single unit of transaction on our platform.

During the three and six months ended June 30, 2025, the increase in Nights and Seats Booked, compared to the same periods in the prior year, was driven by growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific, as we continue to focus on international expansion.

Gross Booking Value

GBV represents the dollar value of bookings on our platform in a period and is inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations that occurred during that period. The timing of recording GBV and any related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Seats Booked” above. Revenue from the booking is recognized upon check-in; accordingly, GBV is a leading indicator of revenue. The entire amount of a booking is reflected in GBV during the quarter in which booking occurs, whether the guest pays the entire amount of the booking upfront or elects to use our Pay Less Upfront program. Growth in GBV reflects our ability to attract and retain customers and reflects growth in Nights and Seats Booked.

During the three and six months ended June 30, 2025, the increase in GBV, compared to the same periods in the prior year, was primarily due to an increase in Nights and Seats Booked. We saw GBV growth across all regions, with the strongest growth percentages in Asia Pacific and Latin America.

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
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes,
•other expense, net,
•interest income,
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements,
•lodging taxes for which we may have joint and several liability with hosts for collecting and remitting such taxes, withholding taxes on payments made to hosts and any related settlements, and transactional taxes where there is significant uncertainty as to how the taxes apply to our platform, and
•stock-settlement obligations, which represent employer and related taxes related to the Initial Public Offering (“IPO”).

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$555	$642	$819	$796
Net income margin	20%	21%	17%	15%
Adjusted EBITDA	$894	$1,043	$1,318	$1,460
Adjusted EBITDA Margin	33%	34%	27%	27%

Net cash provided by operating activities	$1,051	$975	$2,974	$2,764
Net cash provided by operating activities margin	38%	31%	61%	51%
Free Cash Flow	$1,043	$962	$2,952	$2,743
Free Cash Flow Margin	38%	31%	60%	51%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$2,748	$3,096	$4,890	$5,368

Net income	$555	$642	$819	$796
Adjusted to exclude the following:
Provision for income taxes	126	137	155	156
Other expense, net	42	23	52	61
Interest income	(226)	(190)	(428)	(363)
Depreciation and amortization	14	21	28	46
Stock-based compensation expense	382	424	677	782
Acquisition-related impacts	1	(2)	7	(2)
Lodging taxes, host withholding taxes, and transactional taxes, net	—	(7)	8	(11)
Stock-settlement obligations related to IPO	—	(5)	—	(5)
Adjusted EBITDA	$894	$1,043	$1,318	$1,460
Adjusted EBITDA Margin	33%	34%	27%	27%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA for the three and six months ended June 30, 2025, compared to the same periods in the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and a slight increase in ADR.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to Free Cash Flow (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$2,748	$3,096	$4,890	$5,368

Net cash provided by operating activities	$1,051	$975	$2,974	$2,764
Purchases of property and equipment	(8)	(13)	(22)	(21)
Free Cash Flow	$1,043	$962	$2,952	$2,743
Free Cash Flow Margin	38%	31%	60%	51%

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

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Seats Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and EMEA.

Our key business metrics, including GBV and Adjusted EBITDA, can also be impacted by the timing of holidays and other events. We experience seasonality in our GBV that is generally consistent with the seasonality of Nights and Seats Booked. Revenue and Adjusted EBITDA have historically been, and are expected to continue to be, highest in the third quarter when we have the most check-ins, which is the point at which we recognize revenue. Seasonal trends in our GBV impact Free Cash Flow for any given quarter. A significant portion of our costs are relatively fixed across quarters or vary in line with the volume of transactions, and we historically achieve our highest GBV in the first and second quarters of the year with comparatively lower check-ins. As a result, increases in unearned fees typically make our Free Cash Flow and Free Cash Flow Margin the highest in the first two quarters of the year. We typically see a slight decline in GBV and a peak in check-ins in the third quarter, which results in a decrease in unearned fees, a lower sequential decrease in Free Cash Flow, and a greater decline in GBV in the fourth quarter, where Free Cash Flow is typically lower.

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	Three Months Ended June 30,
	2024	% of Revenue	2025	% of Revenue	% Change
Revenue	$2,748	100%	$3,096	100%	13%
Costs and expenses:
Cost of revenue	506	19	544	18	8
Operations and support(1)	338	12	332	10	(2)
Product development(1)	519	19	610	20	18
Sales and marketing(1)	573	21	691	22	21
General and administrative(1)	315	11	307	10	(3)
Total costs and expenses	2,251	82	2,484	80	10
Income from operations	497	18	612	20	23
Interest income	226	8	190	6	(16)
Other expense, net	(42)	(1)	(23)	(1)	45
Income before income taxes	681	25	779	25	14
Provision for income taxes	126	5	137	4	9
Net income	$555	20%	$642	21%	16%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended June 30,
	2024	% of Total	2025	% of Total	% Change
Operations and support	$24	6%	$23	5%	(4)%
Product development	239	63	279	66	17
Sales and marketing	46	12	52	12	13
General and administrative	73	19	70	17	(4)
Stock-based compensation expense	$382	100%	$424	100%	11%

The following table sets forth our results of operations (in millions, except percentages):

	Six Months Ended June 30,
	2024	% of Revenue	2025	% of Revenue	% Change
Revenue	$4,890	100%	$5,368	100%	10%
Costs and expenses:
Cost of revenue	986	21	1,050	20	6
Operations and support(1)	623	13	635	12	2
Product development(1)	994	20	1,178	22	19
Sales and marketing(1)	1,087	22	1,254	23	15
General and administrative(1)	602	12	601	11	—
Total costs and expenses	4,292	88	4,718	88	10
Income from operations	598	12	650	12	9
Interest income	428	9	363	7	(15)
Other expense, net	(52)	(1)	(61)	(1)	(17)
Income before income taxes	974	20	952	18	(2)
Provision for income taxes	155	3	156	3	1
Net income	$819	17%	$796	15%	(3)%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Six Months Ended June 30,
	2024	% of Total	2025	% of Total	% Change
Operations and support	$43	6%	$44	6%	2%
Product development	424	63	509	65	20
Sales and marketing	81	12	96	12	19
General and administrative	129	19	133	17	3
Stock-based compensation expense	$677	100%	$782	100%	16%

Comparison of the Three and Six Months Ended June 30, 2025 with the Same Periods in 2024

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Revenue	$2,748	$3,096	13%	$4,890	$5,368	10%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Revenue increased $348 million, or 13%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked, a slight increase in ADR, and the shift in timing of Easter from the first quarter of 2024 to the second quarter of 2025. On a constant-currency basis, revenue increased 13% compared to the same period in the prior year.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Revenue increased $478 million, or 10%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked. On a constant-currency basis, revenue increased 11% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Cost of revenue	$506	$544	8%	$986	$1,050	6%
Percentage of revenue	19%	18%		21%	20%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Cost of revenue increased $38 million, or 8%, primarily due to an increase in merchant fees of $35 million, largely due to an increase in pay-in volumes, and an increase in data hosting services of $12 million, partially offset by a reduction in chargebacks of $11 million and a reduction in other service costs of $8 million, which includes user verification, translation, and SMS services.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Cost of revenue increased $64 million, or 6%, primarily due to an increase in merchant fees of $52 million, largely due to an increase in pay-in volumes, an increase in data hosting services of $20 million, and an increase in amortization costs related to capitalized internal-use software projects of $19 million, partially offset by a reduction in chargebacks of $22 million.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Operations and support	$338	$332	(2)%	$623	$635	2%
Percentage of revenue	12%	10%		13%	12%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Operations and support expense decreased $6 million, or 2%, primarily due to a decrease in third-party customer service costs of $14 million, due to ongoing partner site optimization, and a decrease in customer relations costs due to fewer refunds and credits related to customer satisfaction of $8 million. These decreases were partially offset by an increase in insurance costs of $6 million, due to higher premiums as a result of higher nights booked, and higher payroll-related expenses of $5 million.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Operations and support expense increased $12 million, or 2%, primarily due to an increase in payroll-related expenses of $14 million and an increase in insurance costs of $12 million, due to higher premiums as a result of higher nights booked. These increases were partially offset by a decrease in third-party customer service costs of $22 million, due to ongoing partner site optimization.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Product development	$519	$610	18%	$994	$1,178	19%
Percentage of revenue	19%	20%		20%	22%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Product development expense increased $91 million, or 18%, primarily due to an increase in payroll-related expenses of $83 million, driven by an increase in average headcount.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Product development expense increased $184 million, or 19%, primarily due to an increase in payroll-related expenses of $167 million, driven by an increase in average headcount.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Brand and performance marketing	$384	$446	16%	$754	$824	9%
Field operations and policy	189	245	30%	333	430	29%
Total sales and marketing	$573	$691	21%	$1,087	$1,254	15%
Percentage of revenue	21%	22%		22%	23%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Sales and marketing expense increased $118 million, or 21%, primarily due to a $50 million increase in marketing activities, which included our product launch in May 2025, a $31 million increase in third-party service provider expenses related to our product launch, and an increase in payroll-related expenses of $26 million.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Sales and marketing expense increased $167 million, or 15%, primarily due to a $53 million increase in marketing activities, a $49 million increase in third-party service provider expenses related to our product launch, and an increase in payroll-related expenses of $46 million.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
General and administrative	$315	$307	(3)%	$602	$601	—%
Percentage of revenue	11%	10%		12%	11%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

General and administrative expense decreased $8 million, or 3%, primarily due to a $34 million decrease in non-income taxes, which included a $22 million decrease in digital services taxes, primarily related to Canada’s Digital Services Tax (“DST”) that was retroactive to 2022 in the prior year, partially offset by higher professional service fees of $5 million and an increase in other operating expense of $15 million, primarily driven by increased charitable donations and tax related fees and penalties.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

General and administrative expense decreased $1 million, primarily due to a $31 million decrease in non-income taxes, and a decrease in nonrecurring employee taxes of $15 million recorded in the prior year, partially offset by higher professional service fees of $18 million and higher payroll-related expenses of $17 million.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Interest income	$226	$190	(16)%	$428	$363	(15)%

Three and Six Months Ended June 30, 2025 with the Same Periods in 2024

Interest income decreased by $36 million, or 16%, and $65 million, or 15%, for the three and six months ended June 30, 2025, respectively, due to lower interest rates.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Other expense, net	$(42)	$(23)	45%	$(52)	$(61)	(17)%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

Other expense, net decreased $19 million, or 45%, primarily due to an impairment charge on investment in a privately-held company in the prior year of $45 million, partially offset by foreign exchange losses of $28 million.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

Other expense, net increased $9 million, or 17%, primarily due to foreign exchange losses of $20 million, partially offset by lower impairment charges on investments in privately-held companies.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Provision for income taxes	$126	$137	9%	$155	$156	1%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024

The provision for income taxes increased by $11 million, or 9%, primarily due to decreased excess tax benefits on stock-based compensation arising during the quarter.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024

The provision for income taxes increased by $1 million, or 1%, primarily due to decreased excess tax benefits on stock-based compensation arising during the year, offset by increased deduction on foreign income.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its impact on our unaudited condensed consolidated financial statements, which we expect to begin reflecting in the three-month period ending September 30, 2025. See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to further take effect in 2025. Various countries, including the European Union, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to our tax provision for the three and six months ended June 30, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $11.4 billion. As of June 30, 2025, cash and cash equivalents totaled $7.4 billion, which included $2.8 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2025, short-term investments totaled $4.0 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These amounts do not include funds of $11.1 billion as of June 30, 2025, that we held for bookings in advance of guests completing check-ins that we record separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (“G-SIBs”) which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the U. S. are sufficient to fund our working capital needs.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of June 30, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

Material Cash Requirements

As of June 30, 2025, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in March 2026. In March 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

In June 2025, we signed a new enterprise agreement with a web-hosting service company for cloud hosting and related services to spend or incur an aggregate of at least $1.9 billion, which extends through 2031. Additionally, we signed a sponsorship agreement to spend or incur an aggregate of at least $55 million through 2027. See Note 9 Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further information regarding these commitments.

In February 2024, our board of directors approved a share repurchase program to purchase up to $6.0 billion of our Class A common stock. During the three and six months ended June 30, 2025, we repurchased 8.1 million and 14.2 million shares of Class A common stock for $1.0 billion and $1.8 billion, respectively, through our share repurchase program. As of June 30, 2025, we had $1.5 billion available to repurchase shares of Class A common stock under our share repurchase program.

In August 2025, our board of directors approved a new share repurchase program with an authorization to purchase up to an additional $6.0 billion of our Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion.

Cash Flows

The following table summarizes our cash flows (in millions):

	Six Months Ended June 30,
	2024	2025
Net cash provided by operating activities	$2,974	$2,764
Net cash used in investing activities	(194)	(242)
Net cash provided by financing activities	2,945	2,473
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(202)	689
Net increase in cash, cash equivalents, and restricted cash	$5,523	$5,684

Net cash provided by operating activities for the six months ended June 30, 2025 was $2.8 billion, which was primarily due to net income of $796 million, and additional cash provided by unearned fees of $1.2 billion, resulting from growth in bookings. Additionally, we had adjustments for non-cash charges primarily consisting of $782 million of stock-based compensation expense.

Net cash used in investing activities for the six months ended June 30, 2025 was $242 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2025 was $2.5 billion, primarily due to an increase in funds payable and amounts payable to customers of $4.5 billion, partially offset by share repurchases of $1.8 billion and taxes paid related to net share settlement of equity awards of $295 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our audited consolidated statements of cash flows relates to certain of our assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2025, we recorded an increase of $689 million in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and six months ended June 30, 2025. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2025 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30	3	$114.68	3	$2,125
May 1 - 31	3	$128.51	3	$1,786
June 1 - 30	2	$134.10	2	$1,503
Total	8	$124.20	8

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

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended June 30, 2025:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Elinor Mertz, Chief Financial Officer	Adopt	5/30/2025	8/5/2026	133,917

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2025.

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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: August 6, 2025		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELINOR MERTZ
Date: August 6, 2025		Elinor Mertz Chief Financial Officer (Principal Financial Officer)