Form 10-Q
period 2025-09-30
Airbnb, Inc.
filed 2025-11-06
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 20, 2025, 425,294,120 shares of the registrant's Class A common stock were outstanding, 181,055,636 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2024	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$6,864	$7,528
Short-term investments	3,747	4,156
Funds receivable and amounts held on behalf of customers	5,931	7,209
Prepaids and other current assets	638	645
Total current assets	17,180	19,538
Deferred income tax assets	2,439	2,146
Goodwill and intangible assets, net	777	773
Other assets, noncurrent	563	607
Total assets	$20,959	$23,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,614	$3,012
Funds payable and amounts payable to customers	5,931	7,209
Current portion of long-term debt	—	1,998
Unearned fees	1,616	1,820
Total current liabilities	10,161	14,039
Long-term debt	1,995	—
Other liabilities, noncurrent	391	415
Total liabilities	12,547	14,454
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 434 and 427 shares issued & outstanding, respectively; Class B - authorized 710 shares; 189 and 181 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	12,602	13,437
Accumulated other comprehensive income (loss)	35	(79)
Accumulated deficit	(4,225)	(4,748)
Total stockholders’ equity	8,412	8,610
Total liabilities and stockholders’ equity	$20,959	$23,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$3,732	$4,095	$8,622	$9,463
Costs and expenses:
Cost of revenue	465	549	1,451	1,599
Operations and support	369	365	992	1,000
Product development	524	587	1,518	1,765
Sales and marketing	514	639	1,601	1,893
General and administrative	335	330	937	931
Total costs and expenses	2,207	2,470	6,499	7,188
Income from operations	1,525	1,625	2,123	2,275
Interest income	207	180	635	543
Other income (expense), net	3	(13)	(49)	(74)
Income before income taxes	1,735	1,792	2,709	2,744
Provision for income taxes	367	418	522	574
Net income	$1,368	$1,374	$2,187	$2,170
Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.17	$2.25	$3.45	$3.53
Diluted	$2.13	$2.21	$3.38	$3.47
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	631	611	634	616
Diluted	642	621	648	626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$1,368	$1,374	$2,187	$2,170
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities, net of tax	13	4	8	9
Net unrealized gain (loss) on cash flow hedges, net of tax	(68)	46	(6)	(157)
Foreign currency translation adjustments	13	(1)	—	34
Other comprehensive income (loss)	(42)	49	2	(114)
Comprehensive income	$1,326	$1,423	$2,189	$2,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	638	$—	$11,639	$(49)	$(3,425)	$8,165
Net income	—	—	—	—	264	264
Other comprehensive income	—	—	—	40	—	40
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(122)	—	—	(122)
Stock-based compensation	—	—	302	—	—	302
Repurchases of common stock	(5)	—	—	—	(753)	(753)
Balances as of March 31, 2024	636	—	11,819	(9)	(3,914)	7,896
Net income	—	—	—	—	555	555
Other comprehensive loss	—	—	—	4	—	4
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(88)	—	—	(88)
Shares issued upon net settlement of warrants exercised	1	—	—	—	—	—
Stock-based compensation	—	—	385	—	—	385
Repurchases of common stock	(5)	—	—	—	(750)	(750)
Balances as of June 30, 2024	634	—	12,116	(5)	(4,109)	8,002
Net income	—	—	—	—	1,368	1,368
Other comprehensive income	—	—	—	(42)	—	(42)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1	—	(103)	—	—	(103)
Stock-based compensation	—	—	365	—	—	365
Repurchases of common stock	(8)	—	—	—	(1,102)	(1,102)
Balances as of September 30, 2024	627	$—	$12,378	$(47)	$(3,843)	$8,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive loss	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	—	12,841	(21)	(4,883)	7,937
Net income	—	—	—	—	642	642
Other comprehensive income	—	—	—	(107)	—	(107)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(98)	—	—	(98)
Stock-based compensation	—	—	425	—	—	425
Repurchases of common stock	(8)	—	—	—	(1,017)	(1,017)
Balances as of June 30, 2025	613	—	13,168	(128)	(5,258)	7,782
Net income	—	—	—	—	1,374	1,374
Other comprehensive income	—	—	—	49	—	49
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(132)	—	—	(132)
Stock-based compensation	—	—	401	—	—	401
Repurchases of common stock	(7)	—	—	—	(864)	(864)
Balances as of September 30, 2025	608	$—	$13,437	$(79)	$(4,748)	$8,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities:
Net income	$2,187	$2,170
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	1,039	1,181
Deferred income taxes	304	336
Other, net	93	210
Changes in operating assets and liabilities:
Prepaids and other assets	(22)	(204)
Accrued expenses and other liabilities	218	229
Unearned fees	233	198
Net cash provided by operating activities	4,052	4,120
Cash flows from investing activities:
Purchases of short-term investments	(2,449)	(2,660)
Sales and maturities of short-term investments	2,079	2,252
Other investing activities, net	(26)	(40)
Net cash used in investing activities	(396)	(448)
Cash flows from financing activities:
Change in funds payable and amounts payable to customers	665	670
Repurchases of common stock	(2,592)	(2,694)
Taxes paid related to net share settlement of equity awards	(422)	(431)
Proceeds from exercise of equity awards and employee stock purchase plan	107	78
Net cash used in financing activities	(2,242)	(2,377)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	117	658
Net increase in cash, cash equivalents, and restricted cash	1,531	1,953
Cash, cash equivalents, and restricted cash, beginning of period	12,667	12,760
Cash, cash equivalents, and restricted cash, end of period	$14,198	$14,713

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

In December 2023, the FASB issued an update to standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in the financial statements and disclosures. The update is effective for fiscal years beginning after December 15, 2024, and may be presented on a prospective or retrospective basis. The Company plans to implement the updated disclosures prospectively for fiscal year 2025.

In July 2025, the FASB issued an update that allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The update is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In September 2025, the FASB issued an update to simplify the criteria required to capitalize internally developed software. The update simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$6,864	$7,528
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,871	7,150
Restricted cash included in prepaids and other current assets	25	35
Total cash, cash equivalents, and restricted cash presented in the unaudited condensed consolidated statements of cash flows	$12,760	$14,713

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2025
Cash paid for income taxes, net of refunds	$302	$180
Non-cash financing activities:
Net settlement of cashless warrants exercised	$22	$—

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31, 2024	September 30, 2025
Prepaids and other current assets:
Customer receivables	$175	$214
Customer receivables reserve	(28)	(34)
Other	491	465
Prepaids and other current assets	$638	$645

Other assets, noncurrent:
Property and equipment, net	$147	$122
Operating lease right-of-use assets	144	150
Other	272	335
Other assets, noncurrent	$563	$607

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024	September 30, 2025
Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,055	$1,213
Compensation and employee benefits	498	543
Accounts payable	142	181
Operating lease liabilities, current	63	67
Other	856	1,008
Accrued expenses, accounts payable, and other current liabilities	$2,614	$3,012

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$236	$213
Other	155	202
Other liabilities, noncurrent	$391	$415

Payments to Customers

The Company makes payments to customers as part of its incentive programs (composed of referral programs and marketing promotions) and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

The following table summarizes total payments made to customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Reductions to revenue	$153	$152	$358	$373
Charges to operations and support	43	28	93	75
Charges to sales and marketing expense	25	21	44	52
Total payments made to customers	$221	$201	$495	$500

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
North America	$1,572	$1,619	$3,895	$4,050
Europe, the Middle East, and Africa	1,726	1,969	3,341	3,799
Latin America	199	235	691	809
Asia Pacific	235	272	695	805
Total revenue disaggregated by geographic region	$3,732	$4,095	$8,622	$9,463

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,176	$4	$(3)	$2,177
Mortgage-backed and asset-backed securities	381	1	(4)	378
Government bonds	224	—	—	224
Commercial paper	214	—	—	214
Certificates of deposit	52	—	—	52
Total debt securities	3,047	5	(7)	3,045
Time deposits	702	—	—	702
Total short-term investments	$3,749	$5	$(7)	$3,747

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,264	$11	$—	$2,275
Mortgage-backed and asset-backed securities	437	2	(3)	436
Government bonds	246	—	—	246
Commercial paper	187	—	—	187
Certificates of deposit	130	—	—	130
Total debt securities	3,264	13	(3)	3,274
Time deposits	882	—	—	882
Total short-term investments	$4,146	$13	$(3)	$4,156

Long-term investments (1)
Debt securities:
Corporate debt securities	$13	$—	$(9)	$4

(1)Classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

As of December 31, 2024 and September 30, 2025, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses before reclassifications from accumulated other comprehensive income (loss) (“AOCI”) to other income (expense), net, and realized gains and losses reclassified from AOCI to other income (expense), net, were immaterial for the three and nine months ended September 30, 2024 and 2025.

Debt securities in an unrealized loss position had an estimated fair value of $1.1 billion and $267 million, and unrealized losses of $17 million and $12 million as of December 31, 2024 and September 30, 2025, respectively. A total of $269 million and $60 million of these securities, with unrealized losses of $14 million and $12 million, were in a continuous unrealized loss position for more than twelve months as of December 31, 2024 and September 30, 2025, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$1,570	$1,574
Due after one year through five years	1,607	1,606
Due after five years	100	98
Total	$3,277	$3,278

Investments Accounted for Under the Equity Method

As of December 31, 2024 and September 30, 2025, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $48 million, respectively. The Company recorded an impairment charge of $7 million for the nine months ended September 30, 2025. There were no impairment charges recorded for the three months ended September 30, 2025. There were no impairment charges recorded during the nine months ended September 30, 2024. Unrealized losses were immaterial for the three and nine months ended September 30, 2024 and 2025.

Equity Investments Without Readily Determinable Fair Value

The Company holds investments in privately-held companies in the form of equity securities without readily determinable fair values and in which the Company does not have a controlling interest or significant influence. These investments had a net carrying value of $38 million and $16 million as of December 31, 2024 and September 30, 2025, respectively, and are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets.

For the nine months ended September 30, 2025, the Company recorded a non-cash impairment charge of $30 million due to a decline in an investee’s financial condition. There was an upward adjustment of $8 million for an observable price change recorded for the three months ended September 30, 2025. For the nine months ended September 30, 2024, the Company recorded a non-cash impairment charge of $45 million due to a downward adjustment for an observable price change. There were no upward or downward adjustments for observable price changes or impairment charges recorded for the three months ended September 30, 2024.

As of September 30, 2025, the cumulative impairment and downward adjustments for observable price changes were $108 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,635	$—	$—	$1,635
Commercial paper	—	152	—	152
Government bonds	—	33	—	33
Corporate debt securities	—	2	—	2
Total cash and cash equivalents	1,635	187	—	1,822
Short-term investments:
Corporate debt securities	—	2,177	—	2,177
Mortgage-backed and asset-backed securities	—	378	—	378
Government bonds	—	224	—	224
Commercial paper	—	214	—	214
Certificates of deposit	—	52	—	52
Total short-term investments	$—	$3,045	$—	$3,045

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Funds receivable and amounts held on behalf of customers:
Money market funds	$1,340	$—	$—	$1,340
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Other assets, noncurrent:
Foreign exchange derivative assets	—	6	—	6
Corporate debt securities	—	—	4	4
Total assets at fair value	$2,975	$3,352	$4	$6,331
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$20	$—	$20

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,793	$—	$—	$1,793
Commercial paper	—	139	—	139
Government bonds	—	21	—	21
Corporate debt securities	—	1	—	1
Total cash and cash equivalents	1,793	161	—	1,954
Short-term investments:
Corporate debt securities	—	2,275	—	2,275
Mortgage-backed and asset-backed securities	—	436	—	436
Government bonds	—	246	—	246
Commercial paper	—	187	—	187
Certificates of deposit	—	130	—	130
Total short-term investments	—	3,274	—	3,274
Funds receivable and amounts held on behalf of customers:
Money market funds	2,485	—	—	2,485
Prepaids and other current assets:
Foreign exchange derivative assets	—	8	—	8
Other assets, noncurrent:
Corporate debt securities	—	—	4	4
Total assets at fair value	$4,278	$3,443	$4	$7,725
Liabilities
Accrued expenses, accounts payable and other current liabilities:
Foreign exchange derivative liabilities	$—	$90	$—	$90

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended September 30, 2024 and 2025.

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2024 and 2025.

Note 6. Derivative Instruments and Hedging

The Company has a portion of its business denominated and transacted in foreign currencies, which subjects the Company to foreign exchange risk, and it uses derivative instruments to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company may elect to designate certain derivatives to partially offset its business exposure to foreign exchange risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)(2)
	Location	December 31, 2024	September 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$90	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$5

	Derivative Liabilities(1)(2)
	Location	December 31, 2024	September 30, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$—	$85

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$20	$5

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.
(2)The noncurrent derivative assets and liabilities were immaterial.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 30, 2025, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $8 million, resulting in net derivative assets of $1 million and net derivative liabilities of $82 million.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(65)	$4	$6	$(198)

Realized losses on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were $42 million and $41 million for the three and nine months ended September 30, 2025, respectively. Realized gains on derivative instruments reclassified from AOCI to revenue were immaterial for the three and nine months ended September 30, 2024.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024 and September 30, 2025, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $80 million and $(77) million, respectively.

Derivative Instruments Not Designated as Hedging Instruments

The following table presents the impact of activity of derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives				Unrealized Loss on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025	2024	2025	2024	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(15)	$22	$(34)	$50	$(38)	$(16)	$(4)	$(4)

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.1 billion and $1.3 billion as of December 31, 2024 and September 30, 2025, respectively.

Cash Flow Hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.5 billion and $2.6 billion as of December 31, 2024 and September 30, 2025, respectively.

As of September 30, 2025, approximately $76 million of deferred net losses on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

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

As of both December 31, 2024 and September 30, 2025, total outstanding debt, net of unamortized debt discount and debit issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering costs. These costs are amortized to interest expense using the effective interest method over the contractual term. Interest expense was immaterial for both the three and nine months ended September 30, 2024 and 2025.

As of September 30, 2025, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of September 30, 2025, the total estimated fair value of the 2026 Notes was $2.0 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2025.

As of September 30, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $362 million and $399 million for the three months ended September 30, 2024 and 2025, respectively, and $1.0 billion and $1.2 billion for the nine months ended September 30, 2024 and 2025, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2024	5	$93.53	30	$97.93
Granted	1	142.06	13	136.85
Exercised/Vested	(1)	52.19	(8)	139.65
Canceled	—	—	(2)	140.54
As of September 30, 2025	5	$104.97	33	$101.42

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of September 30, 2025	5	$104.97	5.64	$170
Options exercisable as of September 30, 2025	4	$91.14	4.58	$169

Note 9. Commitments and Contingencies

Commitments

In June 2025, the Company signed a new enterprise agreement with a web-hosting service company for cloud hosting and related services. The agreement extends through 2031 and results in annual minimum purchase commitments of $202 million to $457 million per contract year, totaling $1.9 billion over the six-year term.

In June 2025, the Company also signed a three-year sponsorship agreement, which includes annual minimum service commitments of $11 million to $34 million per contract year, totaling $55 million.

No other significant new or amended commitments occurred outside the ordinary course of business during the nine months ended September 30, 2025. Refer to Note 13 in Part II, Item 8 of the Company’s 2024 Annual Report for further details on commitments.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the U. S. and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2025, the Company collected and remitted Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2024 and September 30, 2025, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $312 million and $496 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2024 and September 30, 2025, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $83 million and $80 million, respectively. As of September 30, 2025, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $55 million to $65 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines or any tax authority asserts that the Company has a responsibility to collect lodging and related taxes

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company has estimated transactional tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $55 million. As of September 30, 2025, there were no accrued obligations related to these tax liabilities. In addition, the Company has identified reasonably possible exposures related to transactional taxes and business taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of September 30, 2025, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $236 million and $256 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2024 and September 30, 2025, the Company accrued a total of $227 million and $185 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of September 30, 2025, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $153 million to $163 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

In July 2025, Airbnb received a letter from the Spanish Ministry of Consumer Affairs proposing to assess a fine of approximately €110 million in connection with alleged non-compliance with short-term rental listing regulations in Spain. In September 2025, the Spanish Ministry of Consumer Affairs subsequently reduced the fine to approximately €65 million. Airbnb has disputed the fine and the applicability of these rules to short-term listings, and any potential loss is neither probable or estimable at this time. Global regulatory requirements and challenges affecting our business continue to increase. These challenges may have a material impact on our business, results of operations, and financial condition.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $367 million and $418 million for the three months ended September 30, 2024 and 2025, respectively, and $522 million and $574 million for the nine months ended September 30, 2024 and 2025, respectively. The effective tax rate for the three and nine-month periods ended September 30, 2025 was higher than the same periods in the prior year primarily due to the recognition of a $213 million valuation allowance against deferred tax assets related to Corporate Alternative Minimum Tax (“CAMT”) credits, partially offset by reduced taxes accrued driven by a larger foreign derived intangible income benefit and the release of a $60 million uncertain tax position relating to prior years.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses and changes to the U.S. taxation of foreign derived intangible income. Following the enactment of the OBBBA, management concluded that it is no longer more-likely-than-not that the Company will be able to utilize its federal CAMT credits. No prudent and feasible tax-planning strategies are currently available that would allow the Company to utilize its historic CAMT credits. The Company's policy is to not consider the impact of future years’ CAMT in its valuation allowance assessment for regular deferred tax assets. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change. The Company will continue to evaluate the full impact of legislative changes as more guidance becomes available.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, certain losses subject to the dual consolidated loss rules, and CAMT credits as noted above. As of September 30, 2025, the Company continued to maintain a valuation allowance against its California research and development credit deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as the Company expects research and development tax credit generation to exceed its ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax known as the CAMT on global adjusted financial statement income and a 1% excise tax on net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation, known as Pillar One and a 15% global minimum effective tax rate, known as Pillar Two. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to further take effect in 2025. Various countries, including the European Union, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company has considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and concluded there was no material impact to the tax provision for the three and nine months ended September 30, 2025.

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$1,368	$1,374	$2,187	$2,170
Add: convertible notes interest expense, net of tax	1	1	2	3
Net income - diluted	$1,369	$1,375	$2,189	$2,173
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	631	611	634	616
Effect of dilutive securities	11	10	14	10
Diluted	642	621	648	626
Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.17	$2.25	$3.45	$3.53
Diluted	$2.13	$2.21	$3.38	$3.47

As of both September 30, 2024 and 2025, 9.6 million shares of RSUs were excluded from net income per share because they are subject to market and performance conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Stock options	2	3	2	2
RSUs	8	14	11	13
Total	10	17	13	15

Share Repurchase Program

In February 2024, the Company announced that its board of directors approved a share repurchase program to purchase up to $6.0 billion of the Company’s Class A common stock.

In August 2025, the Company announced that its board of directors approved a new share repurchase program with authorization to purchase up to an additional $6.0 billion of the Company's Class A common stock.

Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 6.7 million and 20.9 million shares of Class A common stock for $857 million and $2.7 billion, respectively. As of September 30, 2025, the Company had $6.6 billion available to repurchase shares of Class A common stock under its share repurchase programs.

During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 8.7 million and 18.3 million shares of Class A common stock for $1.1 billion and $2.6 billion, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 12. Segment Information

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company has one operating segment and one reportable segment. The CODM assesses financial performance and decides how to allocate resources based on consolidated net income. Segment assets are reported on the Company’s unaudited condensed consolidated balance sheets.

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$3,732	$4,095	$8,622	$9,463
Less:
Merchant fees and chargebacks	373	447	1,178	1,282
Salaries and benefits	422	504	1,268	1,493
Marketing	357	407	1,140	1,257
Stock-based compensation expense	362	399	1,039	1,181
Professional and third-party services(1)	293	330	823	910
Non-income taxes	100	68	238	175
Other items(2)	300	315	813	890
Total cost and expense	2,207	2,470	6,499	7,188
Income from operations	1,525	1,625	2,123	2,275
Interest income	207	180	635	543
Other income (expense), net	3	(13)	(49)	(74)
Income before income taxes	1,735	1,792	2,709	2,744
Provision for income taxes	367	418	522	574
Net income	$1,368	$1,374	$2,187	$2,170

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

Third Quarter Financial Highlights

Revenue for the three months ended September 30, 2025 grew by 10% to $4.1 billion, compared to the same period in the prior year. The increase was primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and a modest increase in Average Daily Rate (“ADR”).

Net income for the three months ended September 30, 2025 increased slightly by $6 million to $1.4 billion, compared to the same period in the prior year. This increase was primarily due to revenue growth, largely offset by an increase in payroll-related expenses, lower interest income due to declining interest rates, and an increase to the income tax provision due to the recording of a valuation allowance against deferred tax assets associated with corporate alternative minimum tax (“CAMT”) credits.

Cash provided by operating activities was $1.4 billion for the three months ended September 30, 2025, compared to $1.1 billion in the same period in the prior year. Free Cash Flow1 was $1.3 billion for the three months ended September 30, 2025, compared to $1.1 billion in the same period in the prior year.

During the three months ended September 30, 2025, we repurchased 6.7 million shares of Class A common stock for $857 million, leaving $6.6 billion available to repurchase under our share repurchase programs.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
Nights and Seats Booked	123	134	9%	381	411	8%
Gross Booking Value	$20,085	$22,892	14%	$64,223	$70,855	10%

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

During the three and nine months ended September 30, 2025, the increase in Nights and Seats Booked, compared to the same periods in the prior year, was driven by growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific, as we continue to focus on international expansion.

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

During the three and nine months ended September 30, 2025, the increase in GBV, compared to the same periods in the prior year, was primarily due to an increase in Nights and Seats Booked. We saw GBV growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific.

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
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes,
•other income (expense), net,
•interest income,
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements,
•lodging taxes for which we may have joint and several liability with hosts for collecting and remitting such taxes, withholding taxes on payments made to hosts and any related settlements, and transactional taxes where there is significant uncertainty as to how the taxes apply to our platform, and
•stock-settlement obligations, which represent employer and related taxes related to our Initial Public Offering (“IPO”).

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$1,368	$1,374	$2,187	$2,170
Net income margin	37%	34%	25%	23%
Adjusted EBITDA	$1,958	$2,051	$3,276	$3,511
Adjusted EBITDA Margin	52%	50%	38%	37%

Net cash provided by operating activities	$1,078	$1,356	$4,052	$4,120
Net cash provided by operating activities margin	29%	33%	47%	44%
Free Cash Flow	$1,074	$1,349	$4,026	$4,092
Free Cash Flow Margin	29%	33%	47%	43%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$3,732	$4,095	$8,622	$9,463

Net income	$1,368	$1,374	$2,187	$2,170
Adjusted to exclude the following:
Provision for income taxes	367	418	522	574
Other (income) expense, net	(3)	13	49	74
Interest income	(207)	(180)	(635)	(543)
Depreciation and amortization	15	22	43	68
Stock-based compensation expense	362	399	1,039	1,181
Acquisition-related impacts	(2)	1	5	(1)
Lodging taxes, host withholding taxes, and transactional taxes, net	58	4	66	(7)
Stock-settlement obligations related to IPO	—	—	—	(5)
Adjusted EBITDA	$1,958	$2,051	$3,276	$3,511
Adjusted EBITDA Margin	52%	50%	38%	37%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and a slight increase in ADR.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to Free Cash Flow (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$3,732	$4,095	$8,622	$9,463

Net cash provided by operating activities	$1,078	$1,356	$4,052	$4,120
Purchases of property and equipment	(4)	(7)	(26)	(28)
Free Cash Flow	$1,074	$1,349	$4,026	$4,092
Free Cash Flow Margin	29%	33%	47%	43%

Our Free Cash Flow is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay or experience occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact Free Cash Flow, except interest earned on these funds.

Constant Currency

In addition to revenue growth rates derived from revenue presented in accordance with U.S. GAAP, we disclose the percentage change in our current period revenue from the corresponding prior period by comparing the change in revenue using constant currencies. We present constant currency revenue growth rate information to provide a framework for assessing how our underlying revenue performed excluding the effect of changes in exchange rates. We use the percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe the presentation of revenue on a constant currency basis in addition to the U.S. GAAP presentation helps improve the ability to understand our performance because it excludes the effects of foreign currency volatility that are not indicative of our core operating results.

Seasonality

Our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In a typical year, the first, second, and third quarters have higher Nights and Seats Booked than the fourth quarter, as guests plan for travel during the peak travel season, which is in the third quarter for North America and Europe, the Middle East, and Africa.

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

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	Three Months Ended September 30,
	2024	% of Revenue	2025	% of Revenue	% Change
Revenue	$3,732	100%	$4,095	100%	10%
Costs and expenses:
Cost of revenue	465	12	549	13	18
Operations and support(1)	369	10	365	9	(1)
Product development(1)	524	14	587	14	12
Sales and marketing(1)	514	14	639	16	24
General and administrative(1)	335	9	330	8	(1)
Total costs and expenses	2,207	59	2,470	60	12
Income from operations	1,525	41	1,625	40	7
Interest income	207	6	180	4	(13)
Other income (expense), net	3	—	(13)	—	(533)
Income before income taxes	1,735	47	1,792	44	3
Provision for income taxes	367	10	418	10	14
Net income	$1,368	37%	$1,374	34%	—%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended September 30,
	2024	% of Total	2025	% of Total	% Change
Operations and support	$22	6%	$22	6%	—%
Product development	230	63	254	63	10
Sales and marketing	43	12	54	14	26
General and administrative	67	19	69	17	3
Stock-based compensation expense	$362	100%	$399	100%	10%

The following table sets forth our results of operations (in millions, except percentages):

	Nine Months Ended September 30,
	2024	% of Revenue	2025	% of Revenue	% Change
Revenue	$8,622	100%	$9,463	100%	10%
Costs and expenses:
Cost of revenue	1,451	16	1,599	16	10
Operations and support(1)	992	12	1,000	11	1
Product development(1)	1,518	18	1,765	19	16
Sales and marketing(1)	1,601	19	1,893	20	18
General and administrative(1)	937	11	931	10	(1)
Total costs and expenses	6,499	76	7,188	76	11
Income from operations	2,123	24	2,275	24	7
Interest income	635	7	543	6	(14)
Other income (expense), net	(49)	—	(74)	(1)	(51)
Income before income taxes	2,709	31	2,744	29	1
Provision for income taxes	522	6	574	6	10
Net income	$2,187	25%	$2,170	23%	(1)%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2024	% of Total	2025	% of Total	% Change
Operations and support	$65	6%	$66	6%	2%
Product development	654	63	763	64	17
Sales and marketing	124	12	150	13	21
General and administrative	196	19	202	17	3
Stock-based compensation expense	$1,039	100%	$1,181	100%	14%

Comparison of the Three and Nine Months Ended September 30, 2025 with the Same Periods in 2024

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Revenue	$3,732	$4,095	10%	$8,622	$9,463	10%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

Revenue increased $363 million, or 10%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and a modest increase in ADR. On a constant-currency basis, revenue increased 10% compared to the same period in the prior year.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

Revenue increased $841 million, or 10%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked. On a constant-currency basis, revenue increased 10% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Cost of revenue	$465	$549	18%	$1,451	$1,599	10%
Percentage of revenue	12%	13%		16%	16%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

Cost of revenue increased $84 million, or 18%, primarily due to a $78 million increase in merchant fees, largely due to higher pay-in volumes and a decrease in incentives from card-processor credits in the prior year, and a $7 million increase in amortization costs related to capitalized internal-use software projects.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

Cost of revenue increased $148 million, or 10%, primarily due to a $130 million increase in merchant fees, largely due to higher pay-in volumes, a $26 million increase in amortization costs related to capitalized internal-use software projects, and a $24 million increase in data hosting services. These increases were partially offset by a reduction in chargebacks of $26 million and a reduction in other service costs of $11 million, which includes authentication, translation, and SMS services.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Operations and support	$369	$365	(1)%	$992	$1,000	1%
Percentage of revenue	10%	9%		12%	11%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

Operations and support expense decreased $4 million, or 1%, primarily due to a $17 million decrease in customer relations costs resulting from lower refunds and credits related to customer satisfaction, partially offset by an increase in payroll-related expenses of $7 million, an increase in insurance costs of $3 million, due to higher premiums as a result of higher nights booked, and a $3 million increase in expensed software and equipment.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

Operations and support expense increased $8 million, or 1%, primarily due to a $21 million increase in payroll-related expenses, an increase in insurance costs of $15 million, due to higher premiums as a result of higher nights booked, an $8 million increase in allocated costs for facilities and information technology, and an increase in expensed software and equipment of $7 million. These increases were partially offset by a decrease in third-party customer service costs of $25 million, due to ongoing partner site optimization, and a $21 million decrease in customer relations costs resulting from lower refunds and credits related to customer satisfaction.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Product development	$524	$587	12%	$1,518	$1,765	16%
Percentage of revenue	14%	14%		18%	19%

Three and Nine Months Ended September 30, 2025 with the Same Periods in 2024

Product development expense increased $63 million, or 12%, and $247 million, or 16%, primarily due to a $64 million and $231 million increase in payroll-related expenses for the three and nine months ended September 30, 2025, respectively, driven by an increase in average headcount.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Brand and performance marketing	$332	$380	14%	$1,086	$1,204	11%
Field operations and policy	182	259	42%	515	689	34%
Total sales and marketing	$514	$639	24%	$1,601	$1,893	18%
Percentage of revenue	14%	16%		19%	20%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

Sales and marketing expense increased $125 million, or 24%, primarily due to a $45 million increase in marketing activities, a $32 million increase in payroll-related expenses, and a $31 million increase in third-party service provider expenses related to our product launch and other initiatives.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

Sales and marketing expense increased $292 million, or 18%, primarily due to a $98 million increase in marketing activities, an $80 million increase in third-party service provider expenses, primarily related to our product launch, and a $78 million increase in payroll-related expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
General and administrative	$335	$330	(1)%	$937	$931	(1)%
Percentage of revenue	9%	8%		11%	10%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

General and administrative expense decreased $5 million, or 1%, primarily due to a $34 million decrease in non-income taxes, mainly reflecting a one-time charge related to digital services taxes (“DST”) for France in the prior year. This was partially offset by an increase in payroll related expenses of $15 million and a $13 million increase in non-income tax-related fees and penalties.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

General and administrative expense decreased $6 million, or 1%, primarily due to a $65 million decrease in non-income taxes, mainly reflecting one-time adjustments applied to DST for France and Canada in the prior year. This was partially offset by an increase in payroll-related expenses of $31 million and an increase in professional service fees of $28 million.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Interest income	$207	$180	(13)%	$635	$543	(14)%

Three and Nine Months Ended September 30, 2025 with the Same Periods in 2024

Interest income decreased by $27 million, or 13%, and $92 million, or 14%, for the three and nine months ended September 30, 2025, respectively, due to lower interest rates, partially offset by higher cash and investment balances.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Other income (expense), net	$3	$(13)	(533)%	$(49)	$(74)	51%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

Other income (expense), net decreased $16 million, or 533%, primarily due to net foreign exchange losses of $19 million.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

Other income (expense), net increased $25 million, or 51%, primarily due to net foreign exchange losses of $39 million, partially offset by lower impairment charges on investments in privately-held companies compared to the prior year and a gain on investment in the current year.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in millions, except percentages)
Provision for income taxes	$367	$418	14%	$522	$574	10%
Effective tax rate	21%	23%		19%	21%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024

The provision for income taxes increased by $51 million, or 14%, due to the recognition of a $213 million valuation allowance against deferred tax assets related to CAMT credits, partially offset by reduced taxes accrued driven by a larger foreign derived intangible income benefit and the release of a $60 million uncertain tax position relating to prior years. See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses and changes to the U.S. taxation of foreign derived intangible income. Following the enactment of the OBBBA during the quarter, management concluded it is no longer more-likely-than-not that we are able to utilize our historic CAMT credits. No prudent and feasible tax-planning strategies are currently available to utilize the existing CAMT credits. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for regular deferred tax assets. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change. We will continue to evaluate the full impact of legislative changes as more guidance becomes available.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024

The provision for income taxes increased by $52 million, or 10%, due to the recognition of a $213 million valuation allowance against deferred tax assets related to CAMT credits, partially offset by reduced taxes accrued driven by a larger foreign derived intangible income benefit and the release of a $60 million uncertain tax position relating to prior years.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $11.7 billion. As of September 30, 2025, cash and cash equivalents totaled $7.5 billion, which included $2.5 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2025, short-term investments totaled $4.2 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These short-term investments do not include funds of $7.2 billion as of September 30, 2025, that were held for bookings in advance of guests completing check-ins, which are recorded separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of September 30, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $25 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

Material Cash Requirements

As of September 30, 2025, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due in March 2026. In March 2021, in connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of approximately $100 million. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

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

In February 2024, our board of directors approved a share repurchase program to purchase up to $6.0 billion of our Class A common stock. In August 2025, our board of directors approved a new share repurchase program with an authorization to purchase up to an additional $6.0 billion of our Class A common stock. Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. During the three and nine months ended September 30, 2025, we repurchased 6.7 million and 20.9 million shares of Class A common stock for $857 million and $2.7 billion, respectively, through our share repurchase programs. As of September 30, 2025, we had $6.6 billion available to repurchase shares of Class A common stock under our share repurchase programs.

Cash Flows

The following table summarizes our cash flows (in millions):

	Nine Months Ended September 30,
	2024	2025
Net cash provided by operating activities	$4,052	$4,120
Net cash used in investing activities	(396)	(448)
Net cash used in financing activities	(2,242)	(2,377)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	117	658
Net increase in cash, cash equivalents, and restricted cash	$1,531	$1,953

Net cash provided by operating activities for the nine months ended September 30, 2025 was $4.1 billion, which was primarily due to net income of $2.2 billion, and $233 million provided by net working capital items, including unearned fees, resulting from growth in bookings. Additionally, we had adjustments for non-cash charges primarily consisting of $1.2 billion of stock-based compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2025 was $448 million, which was primarily due to purchases of short-term investments, partially offset by proceeds resulting from sales and maturities of short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2025 was $2.4 billion, primarily due to share repurchases of $2.7 billion and taxes paid related to net share settlement of equity awards of $431 million, partially offset by an increase in funds payable and amounts payable to customers of $670 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the nine months ended September 30, 2025, we recorded an increase of $658 million in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar against major currencies, mainly the Euro and British Pound. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term, which include the repayment of our 0% convertible senior notes due in March 2026. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we would rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of Part 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three and nine months ended September 30, 2025. For additional information, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2025 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)(3)
July 1 - 31	2	$138.02	2	$7,246
August 1 - 31	2	$125.96	2	$6,941
September 1 - 30	3	$124.18	3	$6,646
Total	7	$128.70	7

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
(3)On August 6, 2025, we announced that our board of directors approved a share repurchase program with authorization to purchase up to an additional $6.0 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended September 30, 2025:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Aristotle Balogh, Chief Technology Officer	Adopt	8/27/2025	2/23/2026	181,498
Nathan Blecharczyk, Chief Strategy Officer and Director	Adopt	8/28/2025	11/20/2026	2,224,176
Kenneth Chenault, Director	Adopt	8/29/2025	8/31/2026	16,692
Brian Chesky, Chief Executive Officer and Director	Adopt	8/25/2025	5/22/2026	690,000
Joseph Gebbia, Director	Adopt	8/29/2025	5/29/2026	1,752,860

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended September 30, 2025.

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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: November 6, 2025		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELINOR MERTZ
Date: November 6, 2025		Elinor Mertz Chief Financial Officer (Principal Financial Officer)