Form 10-K
period 2025-12-31
Airbnb, Inc.
filed 2026-02-12
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $56.2 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of January 31, 2026, 423,573,275 shares of the registrant's Class A common stock were outstanding, 175,940,683 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.
______________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our expectations regarding our technology platform and our continued technological investments and expectations regarding improvements to our foundational technology;
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
•our expectations regarding the impact of future laws and regulations on our business;
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
•our expectations regarding our income tax liabilities, the adequacy of our reserves and settlement discussions related to tax audits, fluctuations in our effective tax rate, and uncertain tax positions;
•our expectations regarding our valuation allowance against our deferred tax assets, including reserves related to our research tax credits;
•our expectations regarding the impact of tax law changes;
•our expectations regarding lodging tax obligations and other non-income tax liabilities; and
•our expectations regarding the impact of new accounting standards on our financial statements.

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

This Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K should be read completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

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
•If we fail to retain or add hosts and guests, if hosts do not provide high-quality stays, experiences, and services, if new offerings and initiatives on our platform are unsuccessful, or if our community support functions are inadequate, our business, results of operations, and financial condition would be materially adversely affected.
•If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.
•Host, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent may undermine the trust and safety or the perception of safety and security on our platform and our ability to attract and retain hosts and guests and materially adversely affect our reputation, business, results of operations, and financial condition.
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
•We are subject to a wide variety of laws, regulations, and rules applicable to short-term rental, experiences, services, long-term rental, and home sharing businesses, or that govern our business practices, including among others, e-commerce, data privacy and cybersecurity, artificial intelligence, payment services, advertising, consumer protection, employment, licensing requirements, and commercial practices.
•We offer travel insurance products to guests, which subject us and our business to extensive laws, regulations, and supervision.

•Our payments operations are subject to extensive, complex, overlapping, and frequently changing government regulation and oversight and any failure or perceived failure to comply with such laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.
•Compliance with federal, state, and foreign laws relating to data privacy, data security, marketing, and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, litigation or other legal action against us, negative publicity, an erosion of trust, and/or result in regulatory scrutiny, fines, and penalties and could materially adversely affect our business, results of operations, and financial condition.
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

PART I
Item 1. Business

Overview

Airbnb was founded in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown into a global community of over 5 million hosts who have welcomed over 2.5 billion guest arrivals in almost every country and region across the globe. Every day, hosts offer unique stays, experiences, and services that enable guests to connect with communities in a more authentic way. We operate a global marketplace connecting guests with stays, experiences, and services, collectively in over 220 countries and regions. Our offerings have expanded to include services and redesigned experiences, which launched in May 2025.

We operate with five key stakeholders in mind: our employees, shareholders, hosts, guests, and the communities we serve. Our commitment to making long-term decisions that benefit all these stakeholders is fundamental to our sustained success.

Our Long-Term Growth Strategy

Our key strategic priorities include making our service better, bringing Airbnb to more parts of the world, and expanding what we offer. Over the past several years, we have introduced hundreds of new features and upgrades to our platform spanning nearly every part of our service from pricing to quality to customer support. Additionally, we are leveraging our global markets strategy, which includes a more localized approach to product updates and marketing to raise awareness and consideration in less mature markets. We are also extending our platform beyond stays with new offerings, such as Airbnb Services and redesigned experiences, with plans to continue to expand our business beyond travel accommodations using our multi-year product roadmap to help drive long-term growth.

Our Platform

Our Platform for Hosts

We built our platform to seamlessly onboard new hosts, especially those who previously had not considered hosting. We partner with hosts throughout the process of setting up their listings and provide them with a robust suite of tools to successfully manage their listings, including scheduling, merchandising, integrated payments, community support, host protections, pricing tools, and feedback from reviews. In addition, we provide the Co-Host Network, which connects potential and existing hosts with co-hosts who can help manage their listings. Co-hosts are experienced hosts who provide personalized support based on the hosts’ needs, from listing setup to managing bookings and communicating with guests. In 2025, we continued to deliver host improvements, including updates to cancellation policies that make it easier for hosts to earn income, better pricing tools and price tips, and a refreshed messages tab.

Our Platform for Guests

Our website and mobile app provide our guests with an engaging and intuitive way to discover and book a diverse selection of homes, experiences, and services. Over the last several years, we have launched a significant number of new features and upgrades to help guests find affordable, high quality and reliable stays, experiences, and services across the platform. In 2025, we launched a redesigned app experience featuring unified search and booking for all offerings, artificial intelligence (“AI”)-powered personalization, and integrated social features that allow guests to connect with co-travelers or experience attendees. Guests benefit from flexible payment options, including Pay Less Upfront and Reserve Now, Pay Later. Additionally, guests can utilize enhanced search tools and improved maps to help find high-quality, reliable options that fit their preferences.

Our System of Trust

The system for trust that we designed continues to include core components such as host and guest reviews, account protection, risk scoring, secure payments, a nondiscrimination policy, watchlist and background checks in certain jurisdictions, cleanliness, fraud and scam prevention, insurance and similar protections, booking restrictions, an urgent safety line, a 24/7 neighborhood support line, anti-party technology, and a guest refund policy. In 2025, we made further investments in technology and processes to enhance trust and safety across our platform.

We offer protection for our hosts through AirCover for Hosts, which includes property damage protection of up to $3 million per stay, liability coverage of up to $1 million per occurrence for third-party claims of personal injury or property damage, deep cleaning protection, and pet damage protection.

We also offer AirCover for guests, which provides support for serious issues with a booking or during a stay, including host cancellations, inability to check-in, inaccurate listings, and a 24-hour safety support line.

During 2025, we expanded the use of AI-powered customer service and support features to help more quickly and effectively resolve issues for both hosts and guests. AI capabilities now assist in risk assessment and rapid fraud and scam detection, supplementing our existing review, watchlist, and background check procedures. We also enhanced automation in case management, supporting more timely response and resolution for urgent situations on the platform. With further initiatives under development, we are working to create additional features to strengthen the trust and safety on our platform.

Our Technology

Our technology platform powers our two-sided global marketplace and supports the broad, evolving needs of our network of hosts and guests. In 2025, we substantially completed a rebuild of our technology stack, enhancing scalability, reliability, and the pace of innovation across the platform. This modern architecture enables us to move rapidly in responding to changing customer needs while maintaining stability and correctness.

Given the nature of the business, our technology platform has broad and complex requirements:

•Support of secure global payments. It enables guests and hosts to transact in their preferred currency across approximately 20 local payment methods, with advanced protections against fraud and money laundering.

•Delivery of global community support. It provides multilingual, real-time community support, including responsive city-specific regulatory support.

•Delivery of deep business insights. It delivers deep business intelligence insights and robust analytics to manage marketplace performance, optimize pricing, and maximize occupancy for our hosts.

•Incorporation of AI and machine learning. It incorporates expanded AI and machine learning capabilities, which are integral to key areas, from fraud detection, to personalized listing matching and enabling customized and real-time community support.

•Operation of a microservices architecture. We operate a microservices architecture and are evolving our foundational components to enable us to move rapidly in response to evolving customer needs without sacrificing correctness or stability.

As we continue to evolve our foundational technology, we are focused on the following broad capabilities:

•Data management systems that are designed to support user privacy, analytics, and machine learning and AI-driven insights.

•Service reliability leading to best-in-class performance centered on availability, latency, business continuity, security, testability, observability, operability, and agility.

•Cloud support focusing on robust capabilities for granular attribution and usage patterns to realize efficiency gains.

These continued technological investments aim to create a robust platform that allows us to more quickly adapt to the needs of our hosts and guests around the world and increase the productivity of our product development organization.

Our Marketing

Our marketing strategy combines brand marketing, communications, performance marketing, and strategic partnerships to increase awareness among existing and potential hosts and guests, demonstrating what makes Airbnb distinct. In 2025, we focused on unified brand campaigns promoting our full suite of offerings: homes, experiences, and services, showcasing where guests can seamlessly book all three on Airbnb. We also leverage select sponsorships and co‑marketing collaborations with cultural institutions, sports and entertainment organizations, destinations, and media platforms to amplify our brand, align with key cultural moments, and engage our community globally. Our global communications team coordinates with partners across press, policy, and social media to share timely news and drive engagement in support of our brand strategy. While performance marketing remains a component of our multi-faceted approach, the strength of Airbnb’s brand and our communication strategy has allowed us to maintain lower reliance on paid marketing channels.

Our Human Capital

We consider the management of our global talent to be essential to the ongoing success of our business. As of December 31, 2025, we had approximately 8,200 employees.

Consistent with prior years, we relied on a global network of approximately 13,000 third-party workers as of December 31, 2025, to support the majority of our community support contacts. Our internal community support employees focus on managing complex and sensitive issues, while enablement teams support all community-facing teams and partners.

Attracting, developing, and retaining talent from a wide range of backgrounds and experiences remains critical for delivering innovative products and serving our stakeholders globally. Through our hiring process, we commit to finding the most qualified candidates for each role while fostering inclusion and striving to eliminate bias. We continue to invest in programs that support all employee growth and learning throughout the employee lifecycle.

Our “Live and Work Anywhere” policy allows for the vast majority of our employees to work remotely, supporting our ability to expand our talent pool well beyond the commuting range of our physical offices. We believe this allows us to attract the best employees, as it helps us to have a broader and more diverse range of qualified candidates for any given position. We continue to promote employee connection and alignment with our business priorities through regular collaboration, including in-person sessions at offices or off-site locations, reinforcing both our remote flexibility and our focus on team cohesion tied to our product roadmap.

Climate Change

We continue to pursue our goal of operating as a “net zero” company for our global corporate operations by year end 2030, reducing greenhouse gas emissions associated with our corporate operations across Scope 1 (direct emissions from stationary combustion and refrigerants), Scope 2 (indirect emissions from purchased electricity, purchased electricity from diesel generators, onsite renewable electricity and purchased direct heat (market-based)), and select Scope 3 categories as currently defined by the Greenhouse Gas Protocol (these select Scope 3 categories are purchased goods and services, capital goods, fuel- and energy-related activities (not included in Scope 1 or Scope 2), waste generated in operations, business travel, employee commuting, and upstream leased assets). To help meet our goals, we continue to advance decarbonization initiatives designed to make our corporate operations more sustainable.

Alongside decarbonization in furtherance of our goal, we purchase carbon credits and we expect to continue to do so to ultimately achieve our goals in the long term. We aim to prioritize projects that meet our internal criteria and provide co-benefits, such as improved biodiversity, economic development, or improved community services and infrastructure.

Regulations

We are subject to an evolving array of laws, regulations, and rules at the local, city, state, and national levels worldwide that impact short-term and long-term rental, home sharing, and related business activities. While many jurisdictions have enacted or updated legislation on short-term rentals, others may do so in the future.

We seek to work with governments to establish clear, fair, and workable home sharing rules to create clarity for our hosts; however, certain cities have passed onerous restrictions on short-term rentals. For example, New York City passed regulations in 2023, which resulted in a de facto ban of short-term rental activities. Other smaller cities have also passed onerous restrictions on short-term rentals. We will continue to collaborate with policymakers to implement sensible legislation around the world and/or dispute regulations that unreasonably restrict the right to host.

Beyond short-term rental regulations, we are also subject to a wide spectrum of laws, rules, regulations, policies, legal interpretations, and regulatory guidance governing our business practices. These include those related to the Internet, Internet access, e-commerce, and electronic devices, and those involving taxation, privacy, data privacy, data security, insurance, pricing, content, advertising, discrimination, consumer protection, employment, protection of minors, copyrights, distribution, messaging, mobile communications, use of AI, electronic device certification, electronic waste, electronic contracts, communications, competition, and unfair commercial practices. We are also subject to laws, regulations, and rules governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services. Additionally, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions.

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

As we continue to expand the reach of our brand into additional markets, we will be increasingly subject to additional laws, rules, regulations, policies, legal interpretations, and regulatory guidance. For additional information, see Note 13, Commitments and Contingencies – Legal and Regulatory Matters – Regulatory Matters, to our consolidated financial statements included in Item 8 of Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal, reflecting typical global travel patterns. In a typical year, Nights and Seats Booked are highest in the first, second, and third quarters and lowest in the fourth quarter, with the peak travel season occurring in the third quarter across North America and Europe, the Middle East, and Africa (“EMEA”).

Gross Booking Value (“GBV”) generally follows the same seasonal trends as Nights and Seats Booked. Because revenue is recognized when guest check-ins occur, revenue, and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) have historically been highest in the third quarter and lowest in the first quarter. Holiday timing, such as Easter, and other events can also shift quarterly performance.

Seasonality in GBV also affects Free Cash Flow (“FCF”). Higher GBV in the first half of the year typically results in increased unearned fees and higher FCF. During the third quarter, GBV is typically lower and check-ins reach their peak, resulting in decreased unearned fees. GBV and FCF are generally the lowest in the fourth quarter.

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

Competition for Hosts

We compete to attract and retain hosts to and on our platform to list their homes, experiences, and services, as hosts have a range of options for doing so. We compete for hosts based on many factors including the volume of bookings generated by guests, ease of use of our platform, the service fees we charge, host protections, such as those included in AirCover for Hosts, our brand, and community support.

Competition for Guests

We compete to attract and retain guests to and on our platform, as guests have a range of options to find and book accommodations, experiences, and services. We compete for guests based on many factors, including unique inventory and availability of listings, the value and all-in cost of host offerings on our platform relative to other options, our brand, ease of use of our platform, the trust and safety of our platform, and community support.

Our competitors include:

•online travel agencies (“OTAs”), such as Booking Holdings (including the brand Booking.com), Expedia Group (including the brands Expedia and VRBO), Trip.com Group, and other regional OTAs;
•internet search engines, such as Google and those powered by AI, including its travel search products;
•hotel chains, such as Marriott, Hilton, Accor, and Wyndham, as well as boutique hotel chains and independent hotels;
•property management companies;
•online platforms offering experiences and activities, such as Viator, GetYourGuide, and Klook; and
•providers in the highly fragmented guest services industry, which include many vertical-specific marketplaces that offer photography, beauty, spa, fitness, food, and other services.

Our Intellectual Property

Our intellectual property is an important component of our business. To establish and protect our proprietary rights, we rely on a combination of patents, trade secrets, trademarks, copyrights, domain names, social media handles, know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other intellectual property and contractual rights.

We have a substantial patent portfolio, consisting of issued patents and pending patent applications (“patent assets”) from the United States and multiple foreign jurisdictions. The portfolio includes both organically grown and acquired patent assets. We own a trademark portfolio with protections around the world for our primary brands — AIRBNB and our Bélo logo, for other brands or protectable brand elements important to our business, including but not limited to Rausch, our primary corporate color, localizations, translations, and transliterations of our primary brands, sub brands including AirCover, and brands associated with businesses we have acquired, including HotelTonight. We have registered domain names that we use in or relate to our business, such as the airbnb.com domain name and country code top-level domain name equivalents.

Available Information

Our website address is www.airbnb.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also available free of charge on our investor relations website (investors.airbnb.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we routinely post other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our sustainability initiatives is also available on our website. Information on our website, including the information published in our corporate responsibility and sustainability reports, is not incorporated by reference in this Report.

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

If we fail to retain or add hosts and guests, if hosts do not provide high-quality stays, experiences, and services, if new offerings and initiatives on our platform are unsuccessful, or if our community support functions are inadequate, our business, results of operations, and financial condition would be materially adversely affected.

Our business success is heavily reliant on both hosts and guests engaging with our platform. Hosts must maintain and enhance their listings by offering a variety of desirable, competitively priced, and high-quality stays, experiences, and services, while providing exceptional hospitality and timely responses to guest inquiries. These factors are largely outside our direct control, and if hosts fail to meet these expectations, or if they choose to cross-list or list exclusively with competitors, or if we are unable to attract and retain hosts in a cost-effective manner, or at all, our revenue and business operations could be adversely affected.

Our ability to attract and retain guests is crucial and can be impacted by external factors such as pandemics, natural disasters, political instability, climate change, and economic downturns, as well as business-specific factors like competition, brand perception, and platform usability. Our brand and reputation are critical to our success, as they influence our ability to attract and retain hosts, guests, and employees. Any negative perceptions or incidents related to safety, security, or quality could harm our public image and business operations. Issues such as unreliable reviews, regulatory scrutiny, or negative media coverage can further damage trust within our community, materially adversely affecting our business, results of operations, and financial condition.

We continue to invest in the development of new offerings and initiatives, including innovations focused on improving the experience of our hosts and guests; however, developing and delivering these new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives. New offerings and initiatives on our platform have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that our hosts and guests will adopt or respond positively to such offerings and initiatives, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will help attract and retain users on our platform and gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. If new offerings and initiatives on our platform are not successful, or if we fail to provide a seamless and satisfactory experience for both hosts and guests, or if our host protection programs, including those provided through AirCover for hosts, become ineffective, our business, results of operations, and financial condition could be materially adversely affected.

Furthermore, our growth relies on delivering high-quality support to our community, which requires significant investment in staffing, technology, infrastructure, and training. During 2025, we introduced new artificial intelligence (“AI”) features to help deliver customer support in certain countries and languages. AI presents risks and challenges that could affect the expansion of these features, and therefore our business; for more information, see our risk factor titled “Our use of artificial intelligence and machine learning gives risk to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.” In addition, as our global customer base expands, particularly outside of North America and Europe, we face increased pressure to provide efficient, multilingual support. The vast majority of our community support is performed by third-party service providers, and our reliance on third-party service providers necessitates stringent guidance and quality control to maintain satisfactory service levels. Inadequate support or dispute resolution can harm our reputation and affect retention, and may also lead to potential revenue reductions through refunds or coupons. The cost of maintaining robust community support is expected to rise, and efforts to reduce support requests may not offset these costs, materially adversely affecting our business, results of operations, and financial condition.

If we are unable to successfully expand our global network or manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We operate a global marketplace connecting guests with stays, experiences, and services, collectively in over 220 countries and regions. For the year ended December 31, 2025, 61% of our revenue was generated from listings outside of the United States. We expect to continue to make investments to expand our international operations; however, there can be no assurance that our international expansion efforts will be successful or result in revenue growth. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization. As such, any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to operational, tax, regulatory, and compliance risks.

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

SEO efforts are vulnerable to changes in search engine algorithms and consumer behavior, which can reduce our platform's prominence. If our listings are less visible, we may need to increase paid marketing, raising costs and affecting our business, results of operations, and financial condition. If consumers become less reliant on search engines for travel searches and instead use AI apps and other channels, we may not be able to optimize for searches on these emerging channels and may risk losing traffic to competitors. Additionally, if major platforms like Google or Apple favor their own services or other partner services, our ability to engage users via mobile app or search could be impacted.

As guests compare offerings across multiple sites, our marketing efficiency may decline, necessitating increased expenditures that may not yield additional revenue. Additionally, negative publicity or complaints could harm our reputation, reducing platform usage and requiring further marketing spend to recover traffic.

Brand and Reputation Risks

Host, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent may undermine the trust and safety or the perception of safety and security on our platform and our ability to attract and retain hosts and guests and materially adversely affect our reputation, business, results of operations, and financial condition.

We cannot control or predict the actions of users and third parties, such as neighbors or invitees, during stays, experiences, or services, including actions that may compromise the safety and security of hosts, guests, and others. Incidents involving alleged fatalities, injuries, sexual violence, fraud, privacy invasion, property damage, and discrimination have occurred and may occur in the future, potentially leading to legal liabilities and reputational damage. When a user is identity verified, it means that they provided information we validated through our process. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. We conduct background checks in the United States and India for certain users and we screen users against sanctions watch lists, but these are not exhaustive due to regulatory, information, and frequency limitations. We do not verify all listings for safety or compliance, relying instead on user-reported issues, which may be incomplete or inaccurate. We do not independently verify the safety, suitability, location, quality, compliance with Airbnb policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, hidden cameras or pool safety, of all our hosts’ listings, experiences, and services. While we have in the past independently evaluated the expertise and reputation of some experiences or services hosts to the extent possible, we generally have not and may not in the future undertake to independently verify those factors, or the location, safety, or suitability of experiences or services for individual guests, or the qualifications of individual experiences or services guests.

We have faced civil litigation, regulatory investigations, and inquiries involving allegations related to unsafe listings, discriminatory practices, and other misconduct by third parties. Despite efforts to enhance trust and safety, we may not fully succeed, impacting public perception and platform adoption.

If hosts, guests, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct, or use our platform as a conduit for criminal activity, we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation, potentially leading consumers to think our platform and the listings on our platform are not safe or secure, and lower the adoption rate of our platform.

In addition, certain regions where we operate have higher reported rates of violent crime or varying safety requirements, which can lead to more safety and security incidents, and may adversely impact the adoption of our platform in those regions and elsewhere.

Further, claims have been asserted against us from our hosts, guests, and third parties for compensation due to alleged fatalities, gun violence, other violent acts, carbon monoxide incidents, hidden camera incidents, accidents, injuries, assaults, theft, property damage, data privacy and data security issues, fraudulent conduct, and other incidents that are caused by other hosts, guests, or third parties while using our platform. These claims subject us to potentially significant liability and reputational damage, increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained some third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Our insurance policies, which may or may not be applicable to some claims and may not be available to us in the future on economically reasonable terms or at all, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts.

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

We track operational metrics such as Nights and Seats Booked, GBV, Average Daily Rate (“ADR”), active listings, active bookers, hosts, guest arrivals, greenhouse gas emissions, and other ESG metrics, which may differ from third-party estimates due to varying methodologies and assumptions. Our internal systems have limitations, and changes in tracking methods could lead to unexpected metric variations. Errors in these systems may result in inaccurate data reporting. Metrics like Nights and Seats Booked and GBV are adjusted for cancellations and alterations that happen in the reporting period, but such cancellations and alterations can occur beyond the reporting period and can affect future metrics. Calculating these operational metrics requires ongoing data collection on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate these metrics may require adjustments to accurately represent the full value of new offerings.

An active booker is a unique guest who has booked a stay, experience, or service in a given time period. Certain individuals may have more than one guest account and therefore may be counted more than once in our count of active bookers. We count the number of hosts on our platform based on the number of hosts with an available listing as of a certain date. Some individuals may have more than one host account and therefore may be counted more than once as hosts.

Fraudulent activities not identified by our systems can also skew metrics, impacting their accuracy. Inaccurate metrics or perceptions of inaccuracy could harm our reputation, affect our stock price, lead to litigation, and materially adversely affect our business, results of operations, and financial condition.

Industry, Financial, and Insurance Risks

Any decline or disruption in the travel and hospitality industries or economic downturn could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries, which can be significantly impacted by events beyond our control such as extreme weather, natural disasters, pandemics or public health crises, economic downturns, political unrest, wars, and changes in travel-related policies. These unpredictable events can abruptly alter consumer travel behavior, reducing demand for our platform and services, and materially adversely affecting our business, results of operations, and financial condition. Climate change and other environmental or social pressures, as well as societal responses to the same, may exacerbate or lead to additional impacts from such events.

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

We operate in a highly competitive environment, and we face significant competition in attracting hosts and guests. Hosts have numerous options for listing their spaces, experiences, and services, both online and offline, and often cross-list their offerings. We compete for hosts based on factors like booking volume, platform usability, service fees, host protections, brand, and reputation. Guests also have various options for booking accommodations, experiences, and services, and we compete on inventory uniqueness, value and all-in cost, brand and reputation, platform usability, search relevance and personalization, trust and safety, and customer support.

Our competitors include OTAs, search engines, listing and meta-search websites, hotel chains, property management companies, and online experience and service platforms. Many competitors have advantages such as greater brand recognition, larger marketing budgets, and more resources. They may offer a more comprehensive product experience and respond more effectively to market changes. They may develop technological advancements that allow them to offer better products and services at a lower price. Failure to offer or deploy new technologies as effectively as our competitors could adversely affect our business. Industry consolidation and emerging start-ups further intensify competition, potentially impacting our growth and financial condition.

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

We also face competition from search engines like Google, which can influence search traffic and promote their own travel services, potentially disintermediating our platform. To the extent that major technology companies favor their own travel offerings or restrict our app distribution, it could impact our ability to engage with users, materially affecting our business, results of operations, and financial condition.

Our failure to properly manage funds held on behalf of customers could materially adversely affect our business, results of operations, and financial condition.

We offer integrated payments in approximately 50 currencies to allow access to guest demand from more than 220 countries and regions and the ability for many hosts to be paid in their local currency or payment method of choice. When a guest books and pays for a stay, experience, or service on our platform, we hold the total amount the guest has paid until check-in, at which time we recognize our service fee as revenue and initiate the process to remit the payment to the host, which generally occurs on the business day after the scheduled check-in, barring any alterations or cancellations, which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our hosts and guests a substantial amount of funds, which are generally held in bank deposit accounts and in money market funds and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

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

In relation to Airbnb’s insurance programs, our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is denied by or disputed by our insurance providers; (v) claims costs exceed our captive insurance subsidiary’s forecast or reserves; or (vi) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our spending for insurance has increased as our business has grown. Losses from covered claims have increased, resulting in increased premiums. Due to the limited availability of companies insuring our risks, we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition.

Our Host Damage Protection program is a commercial guaranty agreement that provides reimbursement of up to $3 million for certain guest-caused losses or damages to a host property that are not reimbursed by the guest. We maintain a contractual liability insurance policy to provide coverage to us for losses incurred by us under the Host Damage Protection program. Increased frequency and severity and increased fraud could result in greater payouts, increased investigation costs, premium increases, and/or difficulty securing insurance coverage.

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

In 2021, we issued $2.0 billion aggregate principal amount of 0% convertible senior notes due March 2026 (the “2026 Notes”). In addition, on October 31, 2022, we entered into a five-year unsecured revolving credit facility with $1.0 billion of initial commitments from a group of lenders (“2022 Credit Facility”). As of December 31, 2025, there were no borrowings outstanding under the 2022 Credit Facility, and we had total outstanding letters of credit of $20 million under the 2022 Credit Facility. We may also incur additional indebtedness to meet future financing needs.

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

Climate, Economic, and Market Risks

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

Growing awareness of climate and other environmental or social pressures, including over-tourism, has also prompted responses by various groups, which may adversely impact the travel and hospitality industries and demand for our platform and services, whether due to the imposition of policies and regulations or changing societal attitudes towards travel. For example, both we and hosts are increasingly subject to regulatory requirements related to climate-related considerations, and any additional regulations may require increased costs or attention for compliance. Our platform and services may also be adversely impacted to the extent travel behavior or other societal expectations shift in response to climate considerations, including if we do not successfully navigate evolving stakeholder expectations regarding our own response to climate change.

We may experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations can vary significantly and are not necessarily indicative of future performance due to seasonal fluctuations and other factors. Our business is seasonal, reflecting typical global travel patterns, with the peak travel season occurring in the third quarter across North America and EMEA. We experience seasonality in our Nights and Seats Booked, GBV, Adjusted EBITDA and FCF. Holiday timing and other events can also shift quarterly performance. As our business evolves, seasonal trends may change.

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

Generally speaking, a strong U.S. dollar can negatively impact our revenue, as approximately 54% and 56% of our revenue in 2024 and 2025, respectively, were in non-U.S. dollar currencies. We also face foreign exchange risk with certain assets, like cash balances held for hosts, affecting our financial results through currency remeasurement and translation. Our platform allows guests to pay in their preferred currency, which may differ from the host's payment currency, leading to currency risk due to timing differences.

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

We are subject to evolving global tax regimes, which could materially adversely affect our business, results of operations, and financial condition. For example, the U.S. Inflation Reduction Act (the “IRA”) introduced a corporate alternative minimum tax and an excise tax on stock repurchases. Additionally, the U.S. government may implement further changes, such as increasing the corporate income tax rate or altering the taxation of international income.

Many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. For example, Italy passed a law in 2017, purporting to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations. In December 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency in settlement of the 2017-2021 audit periods for an aggregate payment of 576 million Euro ($621 million). In December 2024, Airbnb Ireland signed a similar agreement in settlement of the 2022 audit period for an aggregate payment of 139 million Euro ($150 million). In January 2025, Airbnb Ireland signed a similar agreement in settlement of the 2023 audit period for an aggregate payment of 179 million Euro ($186 million). Such agreements settled the dispute about Airbnb Ireland’s obligations to withhold and remit host income tax, including taxes, interest, and penalties, for those relevant periods. Airbnb Ireland commenced withholding on host payments related to Italian listings in 2024. However, Airbnb’s subsidiary in Italy and Airbnb Ireland continue to be, or could in the future be, subject to tax audits in Italy, including in relation to permanent establishment, transfer pricing, withholding obligations, and tourist taxes. Such audits could result in the imposition of additional potentially significant prior and future tax obligations.

The U.S. federal and state governments, countries in the European Union, and a number of other countries and organizations such as the Organization for Economic Cooperation and Development (the “OECD”), are actively considering changes to existing tax laws that could increase our tax obligations in jurisdictions where we do business. For example, the 15% global minimum tax under Pillar Two of the OECD Base Erosion and Profit Shifting (“BEPS”) Project could increase our overall taxes and have a materially adverse impact on our business, results of operations, and financial conditions.

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

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, our 2008 to 2025 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations, and our 2021 to 2025 tax years remain subject to examination in Ireland. We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2013, 2016, 2017 and 2018. We are continuing to respond to inquiries related to these examinations. In December 2020, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 tax year relating to the valuation of our international intellectual property which was sold to a subsidiary in 2013. The notice proposed an increase to our U.S. taxable income that could result in additional income tax expense and cash tax liability of $1.3 billion, plus penalties and interest, which exceeds our current reserve recorded in our consolidated financial statements by more than $1.0 billion. We strongly disagree with the proposed adjustment and intend to vigorously contest it. In January 2022, we entered into an administrative dispute process with the IRS Independent Office of Appeals (“IRS Appeals”) regarding the proposed adjustment. An acceptable outcome was not reached with IRS Appeals, and in May 2024, we received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of our international intellectual property. The Notice claims that we owe $1.3 billion in tax, plus penalties and interest. We will continue to pursue all available remedies to resolve this dispute. In July 2024, we petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, we will appeal the Tax Court’s decision to the appropriate appellate court. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds our current reserves, such outcome could have a material adverse impact on our financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on our cash flow.

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

While U.S. federal net operating loss carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such net operating loss carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Utilization of our net operating loss carryforwards and other tax attributes, such as the federal research tax credit, depends on our future taxable income, and there is a risk that some of our existing net operating loss carryforwards and tax credits could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

Compliance with Laws and Regulations, Litigation and Disputes

We are subject to a wide variety of laws, regulations, and rules applicable to short-term rental, experiences, services, long-term rental, and home sharing businesses, or that govern our business practices, including among others, e-commerce, data privacy and cybersecurity, artificial intelligence, payment services, advertising, consumer protection, employment, licensing requirements, and commercial practices. Such laws and regulations are complex, evolving, and sometimes inconsistent and have limited and may continue to limit the ability or willingness of new or existing hosts to list on our platform. These regulations may expose our users or us to regulatory inquiries, litigation, and/or other disputes and to potentially significant liabilities, including taxes, compliance costs, fines, and criminal or other penalties, which have had and could continue to have a material effect on our business, results of operations, and financial condition.

Hosts list, and guests search for, stays experiences, and services on our platform in more than 220 countries and regions across the globe. There are national, state, local, and foreign laws and regulations in jurisdictions that relate to or affect our business and, since we began our operations in 2008, there have been and continue to be legal and regulatory developments and inconsistent or ambiguous interpretations among local, regional, or national laws or regulations that affect the short-term rental, experiences, services, long-term rental, digital platform companies, and home sharing business. These laws and regulations may impact the ability of hosts to list entirely and/or may limit the location and/or duration of stays permitted, the nature of experiences or services provided, or may establish other conditions upon which they are allowed to host. Additionally, regulations may require that we, in addition to local, state, or national regulatory enforcement agencies, implement tools that limit hosts’ ability to list within those requirements.

Compliance Costs

Compliance with diverse and evolving laws across jurisdictions is costly and complex, increasing our operational expenses and potential liabilities (including potential criminal or other penalties). For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, data sharing, host registration, limits on lengths of stays, and other regulations, each of which may require us to dedicate significant resources to provide the infrastructure and tools needed on our platform for our hosts to meet these legal requirements and for us to fulfill any obligations we may have. Environmental, health, and safety requirements have also become increasingly stringent, and our costs, and our hosts’ costs, to comply with such requirements may increase as a result. The complexity of our platform and changes required to comply with the large number of varying requirements can lead to constraints on supply as well as compliance gaps. Additionally, unclear and changing laws can deter hosts and guests from using our platform, reduce supply and demand, and increase litigation risks, adversely affecting our business. Failure or delays in complying with laws, even if unclear or in dispute, could subject us to penalties, including fines, business disruption, and site blocking.

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

We are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, data privacy, cybersecurity, pricing, content, advertising, discrimination, consumer protection, protection of minors, insurance, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, licensing requirements, competition, AI, and unfair commercial practices as well as federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, employment classification, and other employment compliance requirements. Violation of these laws could subject us to fines and penalties, including in some cases, criminal penalties, and requirements to change our business practices.

Regulatory Developments

Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business in local, national, and international jurisdictions. Additionally, private groups, such as homeowners and neighborhood associations, may adopt contracts or regulations that purport to ban or otherwise restrict the ability of hosts to list their spaces. In some jurisdictions, regulations imposing restrictions on short-term rentals are increasingly fragmented at the local level, leading to increased compliance burden. These efforts, along with existing and potential new laws, could restrict short-term rentals, impose registration requirements and other limits on hosts’ ability to list, and lead to significant fines and liabilities, materially affecting our operations and financial condition. For instance, the EU Short-Term Rental Regulation (“EU STR Regulation”), which intends to enhance and harmonize transparency, listing registration, and reporting requirements for short-term rental platforms, will enter into force in May 2026 and will require additional compliance efforts such as steps to enhance the transparency of certain host information on the platform, and reporting and data sharing to local authorities (e.g. host information; length of stay and number of guests), potentially discouraging and prohibiting current and potential hosts from listing properties. As another example, the City of New York has effectively banned short-term rentals, and this has led to similar restrictions being considered throughout the State of New York. To the extent that other geographies emulate these regulations, it could have a material adverse effect on our business and financial condition.

We face ongoing disputes with government agencies over regulations, which may result in fines and operational changes. Some jurisdictions have imposed or may seek to impose taxes and licensing requirements on our platform and failure to comply could lead to penalties. For example, in 2025, the Spanish Ministry of Consumer Affairs proposed to assess a fine of approximately 65 million Euro ($76 million) in connection with alleged non-compliance with short-term rental listing regulations in Spain. We have resolved some disputes by agreeing to remove listings or share data with authorities. From time to time, we attempt to defend against application of laws and regulations that limit hosts’ or guests’ ability or willingness to list and search for accommodations, but have sometimes been and may continue to be unsuccessful in certain of those efforts.

Increased regulatory interest in technology companies, particularly regarding AI, data privacy, consumer protection, competition, pricing, and sustainability, could lead to further compliance challenges. New or changing laws could impose significant costs and liabilities, affecting our business operations and financial condition. Our attempts to influence legislation face uncertainty and may divert resources from core operations.

Regulatory Inquiries, Litigation, and Disputes

We are frequently involved in legal and regulatory claims, including government inquiries, oversight engagements with regulators, and litigation related to short-term rentals, taxes, consumer protection, payment services, insurance, and data privacy. These proceedings and engagements are complex, costly, and time-consuming, requiring significant resources and potentially leading to fines, penalties, product rollout delays and changes, and operational changes. As our business grows, the number and complexity of these claims are expected to increase, potentially impacting our brand and financial condition.

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

We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (“DMCA”), the Stored Communications Act, and the Communications Decency Act (“CDA”), and non-U.S. laws such as the Digital Services Act (“DSA”), the EU STR Regulation, and the European E-Commerce Directive and their national transpositions are interpreted by the courts or if they are otherwise modified or amended, as our platform and services to our hosts and guests continue to expand, and as we expand geographically into jurisdictions where the laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

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

Since June 2022, guests in certain jurisdictions have had the opportunity to purchase travel insurance when they make a booking. Over time, we expect to make travel insurance available to guests in additional countries. In the United States, travel insurance products are subject to extensive regulation in the states in which we transact business by state insurance departments. This regulation is generally designed to protect the interests of consumers. States have also adopted legislation defining and prohibiting unfair methods of competition, and unfair or deceptive acts and practices in the business of insurance that may apply to insurance agencies. Non-compliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. In addition, we cannot predict the impact that any new laws, rules, or regulations, or unfavorable changes in or interpretations of existing laws, rules, or regulations, may have on our business and financial results. States also regulate various aspects of the contractual relationships between insurers and independent agents. State insurance regulators may also conduct periodic examinations, the results of which could give rise to regulatory orders requiring remedial, injunctive, or other corrective action. Similarly, travel insurance products are subject to extensive regulation and supervision by the applicable regulators in the United Kingdom, Canada, Australia, and the European Union. The failure to comply with applicable state and foreign laws and regulations could result in fines, investigations, and/or civil or criminal proceedings against us by governmental agencies and/or consumers which could materially adversely affect our business, results of operations, and financial condition.

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

Our payments operations are subject to extensive, complex, overlapping, and frequently changing government regulation and oversight and any failure or perceived failure to comply with such laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

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

Non-compliance or perceived failure to comply with these existing or new laws and regulations, including changes to or expansion of their interpretations, can lead to significant fines, lawsuits, regulatory and/or governmental investigations, enforcement actions, loss of required licenses, and other civil and criminal penalties, forcing us to alter operations or delay product launches, adversely affecting our brand, business, results of operations, financial condition, and future prospects. The complexity of global regulations may trigger overlapping investigations by multiple authorities, impacting our relationships with financial institutions. Maintaining robust internal controls is essential to comply with these regulations, and failure to do so could result in reputational damage and substantial penalties.

Airbnb UK Services Limited (“AUKSL") operates as an “appointed representative” and utilizes the license of a regulated third party (“principal firm”) to distribute: (i) guest travel insurance; and (ii) host and experiences liability insurance. We are reliant on the principal firm to continue to permit us to use their license to offer or distribute these products and they can cancel our agreement, with notice, at any time, which could have an adverse impact on these revenue streams if we were unable to find a suitable replacement principal firm. If we were found to have breached the terms of our agreement with the principal firm and/or breached regulatory requirements applicable to us, for example, by misrepresenting insurance products to UK consumers, despite our not holding the licenses to perform these activities, we could nevertheless be liable to penalties imposed by the UK regulators. This could potentially also impact the UK license from the Financial Conduct Authority which another group entity holds (see Payments Regulation below).

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

Airbnb Payments Luxembourg SA (“APLux”) operates as a licensed payments institution across the European Economic Area (“EEA”) from Luxembourg, Airbnb Payments UK Limited (“APUK”) is licensed as an electronic money institution (“EMI”) providing payment services from the United Kingdom, and Airbnb Payments Canada Inc. is registered as a payment service provided (“PSP”) in Canada. Compliance with EEA, UK, and Canadian regulations, such as the EU Digital Operational Resilience Act Regulation, the Luxembourg implementation of the EU Second Payment Services Directive (“PSD2”), the UK's Payment Services Regulations 2017 (“UK PSR”), and Canada’s Retail Payment Activities Act (“RPAA”), involves complex and potentially onerous requirements, including ICT risk and operational-resilience and payment security and strong customer authentication, which may increase compliance costs, raise risk of non-compliance, and impact the ease of usage of the payment features and of our platform.

From time to time, we apply for licenses in new jurisdictions, which subject us to additional compliance requirements and regulatory scrutiny. In unclear regulatory environments, we partner with local banks and processors, but may face restrictions from local regulators or need additional licenses or approvals. Obtaining and maintaining compliance with global licensing and regulatory requirements causes us to incur significant costs and operational changes, with potential fines or other enforcement actions for violations. These challenges could delay or restrict our services, affecting our business, results of operations, financial condition, and future prospects.

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

Violations of consumer protection laws could lead to fines, penalties, and changes in business practices, causing us to incur substantial costs. State attorneys general and other officials can enforce federal consumer protection laws, and various agencies can conduct investigations that may result in significant penalties.

In the United Kingdom and Luxembourg, payments-related consumer protection laws apply to APUK and APLux, and EU regulators may impose additional local requirements, including on our local banks and processors, potentially increasing our costs or delaying business expansion in EU countries.

We also issue gift cards in the United States, United Kingdom, European Union, and many other jurisdictions, which are subject to consumer protection laws, and we may face additional regulations if we expand these services.

Additionally, our payment services are subject to U.S. data privacy laws, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), which governs the handling of personal information and imposes data security standards. Non-compliance could result in financial penalties. See our risk factor on data privacy and cybersecurity compliance for more details.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various AML and CTF laws and regulations around the world, including the Bank Secrecy Act (“BSA”) and the UK Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended) (the “MLRs”). Among other things, the BSA and MLRs require money services businesses (including money transmitters like Airbnb Payments) to implement risk-based AML and CTF programs, report suspicious transactions or activities, and maintain transaction records. We must also comply with, among other requirements, the UK Proceeds of Crime Act 2002 and Terrorism Act 2000, which prohibit the handling of criminal proceeds. We provide information to government agencies to assist in the detection and prevention of illegal activities and may be required to deny certain transactions, risking inadvertent denials of legal transfers.

Regulators may demand enhancements to our compliance programs, including customer identity verification and transaction monitoring. In the United Kingdom and European Union, stricter AML regulations could increase our compliance costs and operational challenges and/or require us not to provide services to certain clients, potentially reducing business. Non-compliance with local laws implementing EU directives could result in fines up to 10% of APLux’s annual revenue, and similar penalties apply to APUK under the MLRs.

The EU has agreed and adopted a comprehensive package of measures to reform the primary AML and CTF legislation across all EU 27 Member States (the package together is known as “MLD6”). APLux will need to undertake required uplifts to existing policies and procedures. This will result in material changes to the day to day AML and CTF operating procedures of APLux and material divergence between the AML and CTF rules applicable to APUK in the UK and those applicable to APLux, resulting in increased costs and regulatory enforcement risks associated with designing compliance with a nascent regime.

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offerings. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations, and financial condition.

We must comply with economic and trade sanctions from governments where we operate, including U.S. agencies like the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the Council of the European Union, the Office of Financial Sanctions Implementation of His Majesty’s Treasury in the United Kingdom (“OFSI”), and Luxembourg's Ministry of Finance. These sanctions restrict transactions or dealings with certain countries, regions, and governments, and certain individuals or entities, such as those operating, organized, or resident in certain countries or regions or those listed on OFAC’s List of Specially Designated Nationals and Blocked Persons. Future sanctions in key business areas could materially impact our business, results of operations, and financial condition.

To comply, we maintain and regularly update internal controls and report to OFAC, OFSI, and Luxembourg authorities on blocked or rejected payments and potential violations. These controls do not guarantee that transactions inconsistent with applicable sanctions laws will not occur. Any breaches or investigations could lead to claims or actions against us, affecting our business, results of operations, and financial condition. As we grow and as regulations evolve, we may need to invest further in our internal controls or adjust our operations.

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

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the Automated Clearing House (“ACH”) Network, which may change and result in costly compliance measures. Failure to comply with these standards could result in losing our payment card acceptance privileges, materially adversely affecting our business, results of operations, and financial condition.

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

There continues to be scrutiny on climate change, environmental sustainability, human capital, human rights, data privacy and other ESG matters among our shareholders and other stakeholders, including customers, employees, regulators, politicians, and the general public in the United States and abroad. Companies like Airbnb face heightened expectations regarding such matters due to our size and geographical reach, as well as our brand recognition and public commitments. We engage in various initiatives to serve our stakeholders in these and other areas, and to respond to stakeholder expectations regarding ESG, but such initiatives can be costly and may not have the desired effect. For example, many ESG initiatives (including related metrics and targets) are based on methodologies, standards, and data that are still evolving or are subject to variable interpretation; as with other companies, our approach to such matters evolves, including as a result of changes in technology, stakeholder responses, or other factors that may be in or out of our control. We cannot guarantee that our approach, either now or in future, will align with the expectations or preferences of any particular stakeholder or that certain disclosures will not be considered erroneous or subject to misinterpretation.

Moreover, stakeholders have varying and sometimes conflicting perceptions of ESG matters. Both advocates and opponents of various issues are increasingly resorting to activism (including media campaigns and litigation) to advocate for their positions. Responding to such issues involves inherent costs, and any failure to successfully navigate stakeholder expectations could have a material adverse effect on our business, results of operations, and financial condition.

The regulatory landscape for ESG issues is also rapidly evolving, and various policymakers, including the European Union and State of California, among others, have adopted (or are considering adopting) requirements for climate- or other ESG-related disclosures or other actions, including undertaking value chain due diligence. We may face risks related to sustainability reporting obligations under the evolving regulatory landscape in the European Union. For example, the EU Corporate Sustainability Reporting Directive (“CSRD”) imposes stringent requirements on in scope companies to disclose detailed information. We may also face risks as a result of the application of existing and new rules concerning greenwashing, particularly in the EU, where those new rules will amend existing consumer protection laws in relation to environmental claims made by companies. These requirements may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance, as well as any related risks. Various of our suppliers and other stakeholders are subject to similar risks, which may exacerbate, or create additional, risks related to such matters.

From time to time we are subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

The Internet and technology industries frequently face litigation over intellectual property rights, including allegations of infringement or misappropriation. We face claims from third parties, including practicing and non-practicing entities, asserting that our platform, technologies, or branding infringe on or misappropriate their intellectual property rights. These claims can be costly and time-consuming to address, potentially diverting management's attention and resources.

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
•we may, in our discretion, (i) indemnify employees and agents in those circumstances where indemnification is permitted by applicable law, and (ii) advance expenses, as incurred, to our employees and agents in connection with defending a proceeding in advance of its final disposition, contingent on such employees’ or agents’ agreement to repay such advances if it is ultimately determined that such persons are not entitled to indemnification;
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

We are subject to anti-corruption laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws in the United States and elsewhere (including the UK Bribery Act 2010) that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-corruption and anti-bribery laws in these countries. We have implemented policies, procedures, systems, and controls designed to ensure compliance with applicable laws and to discourage corrupt practices by our employees, consultants, and agents, and to identify and address potentially impermissible transactions under such laws and regulations; however, we cannot guarantee the efficacy of our existing and future safeguards, including training and compliance programs to discourage corrupt practices by such parties, and we cannot ensure that all such parties, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Additional compliance requirements may require us to revise or expand our compliance programs, including the procedures we use to monitor international and domestic transactions. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

Technology, Data and Cybersecurity Risks

Technology, Data Privacy and Cybersecurity

Compliance with federal, state, and foreign laws relating to data privacy, data security, marketing, and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or our vendors to comply may result in significant liability, litigation or other legal action against us, negative publicity, an erosion of trust, and/or result in regulatory scrutiny, fines, and penalties and could materially adversely affect our business, results of operations, and financial condition.

There are numerous federal, state, and foreign data privacy, data security, marketing, and consumer protection laws, rules, and regulations that relate to the collection, maintenance, disclosure, and processing of personal data, data breach notification laws, electronic communications laws, and marketing and consumer protection laws, rules, and regulations. These laws, rules, and regulations are complex and rapidly evolving, and we could be materially adversely affected by new legal requirements or changes to existing requirements including their interpretations and enforcement practices. Compliance with such laws may require changes to our data processing practices, potentially increasing compliance costs or adversely affecting our business. We process personal data, such as names, dates of birth, email addresses, nationality, location information, Social Security numbers, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card, bank account, or other financial information, from and about hosts and guests, as well as our employees, job applicants, contractors, and representatives of our third-party vendors, and other companies we do business with. We utilize third-party vendors, some of whom process data for us and provide various services, including but not limited to digital storage technology, business technology support, and other support functions. We and our vendors must comply with various state, federal, and foreign data privacy and security laws, rules, regulations, industry standards, and other requirements, including those that generally require that we implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used. These requirements, and their application, interpretation, and amendment are constantly evolving.

In the European Union and the United Kingdom, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the UK General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”), respectively (the EU GDPR and UK GDPR together referred to as the “GDPR”), both of which have resulted, and will continue to result, in significantly greater compliance burdens and costs for companies like ours. The GDPR comprehensively regulates our use of personal data, including cross-border transfers of personal data out of the EEA and the United Kingdom. Ongoing legal developments in these regions may further impact our compliance obligations. Many large geographies in which we operate, including Australia, Brazil, Canada, China, India, and South Korea, have passed or are in the process of passing comparable or other robust data privacy and security legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

We expect that the ongoing legal complexity and uncertainty surrounding data privacy and security, including international transfers of personal data will continue. Specifically, cross-border transfers outside of the EEA and the United Kingdom, including those to the United States and other jurisdictions, will likely continue to face enhanced scrutiny from regulators. Consequently, we cannot guarantee the ongoing effectiveness of our current data transfer mechanisms. It is also possible that transfers of personal data outside the United States could be restricted or impacted by developments at the federal level. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, including updating agreements or implementing additional safeguards which could otherwise affect the manner in which we provide our services, our ability to provide our services, and adversely affect our business, results of operations, and financial condition. For example, in 2025 the DOJ issued a new rule, to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela). The rule is new, complex, and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the rule may require us to stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or cease using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Non-compliance with the rule could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

From time to time, we receive correspondence, and are subject to more formal inquiries, from regulators including the Irish Data Protection Commission, our lead EU data protection regulator, regarding our personal data processing activities. Additionally, required engagement with data regulators may require us to make changes in our product and/or delay product rollouts. To date, we have not received any fines in respect of statutory inquiries relating to personal data protection and have in place an internal process to review and process such inquiries to ensure we respond appropriately and update our privacy compliance with any findings.

In the United States, the Federal Trade Commission (“FTC”) and state regulators enforce a variety of data privacy issues, such as misrepresentations in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. Additionally, the GLBA and its implementing regulations restrict and impose certain requirements on the processing of personal data, including notice to individuals of privacy practices and requirements for the safeguarding and proper destruction of personal data. Moreover, as we send marketing messages via email and short message service, or SMS, text messages, we are subject to the CAN-SPAM Act, and the Telephone Consumer Protection Act, which impose certain obligations on us.

The U.S. government, including Congress, the FTC, the CFPB, and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning personal data processing practices and consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the processing of state residents’ personal data that have and may continue to require us to modify our data processing practices and policies and incur related costs and expenses. For example, the California Consumer Privacy Act (“CCPA”) provides enhanced data privacy rights to California residents, allows for statutory damages, and provides a private right of action for certain data breaches, increasing the risk of litigation. The enactment of the CCPA prompted a wave of similar legislative developments in over a third of other states, which created a patchwork of overlapping but different state laws.

We are also subject to evolving privacy laws on cookies, tracking technologies, and e-marketing. In the European Union and United Kingdom, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies, which may lead to additional costs and increase our overall risk exposure.

Further, the DSA governs, among other things, our potential liability for illegal services/products or content on our platform, obligations around traceability of business users, and requires enhanced transparency measures. In particular our obligations to diligence the services offered on our platform could require significant additional resources. Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users. Similarly, in the United Kingdom, the Online Safety Act 2023 (the “OSA”) establishes an extensive regulatory framework for certain user-to-user and search services and imposes obligations to protect users from illegal content. The DSA, and the OSA may increase our compliance costs, expose us to potential regulatory action and liability, require further changes to our user interfaces, processes, operations, and business practices, which may adversely affect our ability to attract, retain, and provide our services to customers, and may otherwise adversely affect our business, results of operations, and financial condition.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices for protecting personal information collected and maintained electronically. Together, these existing and proposed laws add additional complexity, variation in requirements, restrictions, and potential legal risk, and require additional investment in resources to compliance programs and cybersecurity, which could impact strategies, and could result in increased compliance costs and/or changes in business practices and policies. Compliance with numerous and often contradictory requirements of different jurisdictions is particularly difficult for an online business such as ours, which collects personal information from hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts new laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. In many cases these laws are relatively new and the interpretation and application of these laws is uncertain. There may be litigation, claims, and enforcement relating to data privacy, and the processing of personal data may involve new interpretations of privacy laws. For example, there has been a noticeable increase in class actions in the United States where plaintiffs have attempted to bring claims pursuant to a variety of laws, including state wiretapping laws, in relation to the use of tracking technologies, such as cookies and pixels.

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

Any failure or perceived failure by us and/or our vendors or third-party providers to comply with data privacy and data security laws, rules, or regulations could expose us to material penalties, significant legal liability, changes in how we operate or offer our products and services, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations, and financial condition.

In addition, any failure or perceived failure to comply with consumer protection, marketing, data privacy, breach notification, or data security laws, rules, and regulations; policies; industry standards; or enforcement notices and/or assessment notices (for a compulsory audit) could lead to legal actions by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation, injunctive relief, or damages liabilities, as well as associated costs, and diversion of internal resources or other regulatory orders adversely impacting the ways our business can use personal data. These proceedings could be costly to litigate, whether or not they have merit, and result in negative publicity and erode trust, potentially requiring us to make costly changes to our business practices. If these events occur, they could materially adversely affect our business, results of operations, and financial condition.

IT System capacity constraints or system or other operational failures could materially adversely affect our business, results of operations, and financial condition.

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

We currently use AI and machine learning technologies (“AI and ML Technologies”) in our offerings, for example with respect to fraud detection, search, enabling customized features and enhancing community support.

The rapid evolution of AI and ML Technologies will continue to require the application of significant resources to adopt, develop, test, integrate, and maintain AI and ML Technologies included in our offerings in order to remain competitive and to help implement these technologies responsibly and minimize unintended or harmful impacts. There are significant risks involved in adopting, developing, maintaining, and deploying these technologies, and no assurance that such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, AI and ML Technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which we or third parties do not have sufficient rights; and/or may be adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, third-party litigation, regulatory action, or material performance issues. Any of the above could negatively impact the performance of our products and services, as well as our reputation, and we could incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party or civil claims.

In addition, AI and ML Technologies, including generative AI, may be vulnerable to adversarial user behavior or create inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior, output, or results that are irrelevant, unintended, nonsensical, or factually incorrect. Our hosts, guests, or others may rely on or use this flawed output or results or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.
In addition to our proprietary technologies, we use AI and ML Technologies licensed from third parties. Our ability to continue to adopt, integrate, and use such technologies at the scale we may need may be dependent on access to specific third-party software, and infrastructure, such as processing hardware or third-party AI models, and we cannot control the quality, availability, or pricing of such third-party software and infrastructure, especially in a highly competitive environment. If any such third-party models, software, or infrastructure becomes incompatible with our offerings or unavailable for use or has degradations in performance, or if the providers of such services unfavorably change the terms on which their services are offered or terminate their relationship with us, our offerings may become less appealing to our customers. In addition, to the extent any third-party infrastructure or software is used as a vendor hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or offerings, damage our reputation, cause a loss of confidence in our offerings, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

The regulatory and intellectual property frameworks governing the use and protection of AI and ML Technologies and its outputs are rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer and protect products or services that we develop which leverage AI and ML Technologies. Regulators (including data protection regulators) have taken, and are expected to continue to take, an increased interest in issues, such as how we and our vendors collect, maintain, process, and provide transparency on the use of personal data in this context. The increased use of AI and ML Technologies means that regulators are increasingly seeking advance engagement with businesses like ours in respect of certain types of data processing, including our lead EU data protection regulator, the Irish Data Protection Commission. In addition, certain existing legal regimes including those related to data privacy, competition, and consumer protection, may also regulate certain aspects of AI and ML Technologies, and new laws may be adopted and interpreted in ways that would limit our ability to use AI and ML Technologies. This may affect our use of AI and ML Technologies and our ability to provide, improve or commercialize our services effectively and efficiently and result in increased costs. For example, in the United States, legislation related to AI and ML Technologies has been introduced at the federal level and enacted by various states. Several states – such as California, Colorado, Connecticut, and Texas – have enacted or proposed laws governing the development and deployment of AI and ML Technologies at varying degrees, typically focused on high-risk uses of AI. Many U.S. states continue to advance various AI regulatory frameworks, including requirements around transparency, risk management, and accountability for AI and ML Technologies. Further, the California Privacy Protection Agency has finalized regulations under the CCPA regarding the use of automated decision-making technology. Collectively, these developments signal an emerging trend towards a patchwork of state-level governance of AI in the United States. Further, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force in August 2024 (with the majority of substantive requirements applying from August 2026), and establishes a broad, risk-based governance framework for AI use, development, or provision in the EU market. Applicable requirements depend on the risk level of each AI use case, and actual or perceived contraventions could expose us to material penalties, significant legal liability, and may materially adversely affect our business, results of operations, and financial condition. With regard to China, the regulatory requirements on AI and ML Technologies, export controls and other relevant regulations are still evolving and have ongoing complexity and uncertainty. The positions and interpretation of these regulations by the authorities may not align with our interpretation or may not be consistent across jurisdictions, which may impact our ability, or require additional resources (which may be substantial), to develop and/or maintain related product features.

Finally, existing laws and regulations and their interpretations are inconsistent across jurisdictions, and may be interpreted in ways that would affect the operation and availability of IP protection for our AI and ML Technologies. As a result, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not be able to anticipate how to respond to these laws or regulations.

Platform Performance and Integrity

We could face liability for information or content on or accessible through our platform.

We could face claims relating to information or content that is made available on our platform. Our platform relies upon content that is created and posted by hosts, guests, or other third parties. Although content on our platform is typically generated by hosts and guests, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our hosts and guests. While we rely on legal exemptions and protections like the DMCA and CDA in the United States and the E-Commerce Directive and the DSA in the European Union, varying laws and interpretations regarding immunity and responsibility across jurisdictions may limit these exemptions or defenses or create uncertainty regarding liability for information or content uploaded by hosts, guests, or other third parties. To the extent that we create or are deemed to create or facilitate such content on the platform, these defenses may be less available. New regulations could increase our liability and compliance costs, impacting our business.

In the United States, changes to the CDA could reduce protections for online platforms. In the European Union, the DSA brings additional compliance requirements and potential fines. Other regions, such as Asia and Latin America, have or are developing regulations that could impose direct or secondary liability on platforms for harmful content. These laws may require us to implement costly measures to mitigate liability, affecting our platform's appeal and our brand reputation.

The EU Consumer Rights Directive and the Unfair Commercial Practices Directive, the United Kingdom Digital Market, Competition and Consumers Act 2024 (“DMCCA”), and national consumer laws impose strict consumer protection requirements, with potential fines for non-compliance and in the case of the DMCCA, an increased risk of enforcement by the UK regulator in light of enhanced powers. Consumers and certain Consumer Protection Associations may bring individual claims against us, and the Collective Redress Directive allows for class actions across the European Union, increasing our litigation risk.

Airbnb does not meet the thresholds to be designated as a gatekeeper platform for the purposes of the Digital Markets Act, although this could change in the future. Compliance with these evolving regulations and such designation may increase operational costs and materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to help improve the trust and safety on our platform, combat fraudulent activities and other misconduct, and help improve community trust, such as requiring identity and other information from hosts and guests, attempting to confirm the location of listings, removing suspected fraudulent listings or listings repeatedly reported by guests to be significantly not as described, and removing hosts and guests who fail to comply with our policies. While these initiatives are crucial for community trust, they can increase platform friction, potentially reducing host and guest activity and materially adversely affecting our business. These trust and safety efforts, including limited verification of hosts and listings and restrictions on certain types of bookings, our neighborhood support hotline, or other initiatives, cause us to incur significant costs and may lead to fewer listings and bookings.

As a global platform, the implementation of these measures varies by region and may be limited by local laws. Despite our investments, we cannot guarantee these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, host or guest violations of policies, or be sufficient to protect our reputation in the event of such activity. Additionally, our community standards, including commitments to inclusion and belonging that are required when a user joins Airbnb, may not always be clearly communicated or well understood by all parts of our community, leading to unmet expectations among hosts and guests, which may lead to fewer listings and bookings.

We are subject to payment-related fraud, and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. When hosts do not fulfill their obligations to guests, there are fraudulent listings or bookings on our platform, or there are user account takeovers, we have incurred and will continue to incur losses from claims by hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the year ended December 31, 2025, total chargeback expense was $67 million. The capabilities of criminal fraudsters and the susceptibility of individuals to fraud pose ongoing risks. Despite measures to detect and reduce fraud, these efforts require continuous improvement to address evolving threats, especially with new payment methods and technology platforms.

Our payments platform is vulnerable to illegal uses, such as money laundering and fraudulent listings, which can lead to legal claims, regulatory investigations, and reputational harm. While we strive to combat these activities, our measures may not always be effective, and failure to reduce fraud could result in fines, higher fees, or loss of payment card network access, which could materially adversely affect our business, results of operations, and financial condition.

Our use of third-party open source software and our open source contributions could adversely affect our ability to offer or protect our platform and services and subject us to costly litigation and other disputes.

From time to time, we use software under open source licenses and incorporate open source software into our code base as we continue to develop our platform and services. Open source software is licensed by its authors or owners under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating, or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. In addition, the use of third-party open source software could expose us to greater risks than the use of third-party commercial software to the extent open source licensors do not provide warranties or controls on the functionality or origin of the software equivalent to those provided by third-party commercial software providers. For purposes of this risk factor, references to “open source software” include AI and ML Technologies that are made available under open source licenses. We also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can limit our ability to protect our intellectual property rights with respect to that software. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

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

If we or our third-party providers fail to protect confidential information and/or experience material security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

We own and manage some IT Systems but also rely on third parties for a range of IT Systems, which include our infrastructure, and related products and services, including, among others, cloud computing services and other third parties for the provision of our community support and other critical operations. We face evolving cybersecurity risks that could impact the confidentiality, integrity, and availability of our and our third-party providers’ IT Systems and confidential information, including personal data and proprietary information if exposed. As we expand our technology use, enhance our AI and ML capabilities, and collaborate with third parties, managing these threats becomes more challenging. These risks come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by company insiders, suppliers or providers, and human or technological error, and as a result of malicious code embedded in open source software, or misconfigurations, bugs, or other vulnerabilities in software and hardware that is integrated into our or our providers’ IT Systems, products, or services. We have, from time to time, found defects or errors in our IT Systems that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption, or the inability of our systems to implement timely updates that are required for regulatory compliance. Additionally, any integration of AI or machine learning in our or our third party providers’ operations, products, or services poses new or unknown cybersecurity risks and challenges. Acquisitions of companies with vulnerable IT Systems further expose us to cybersecurity risks.

We encrypt certain data in transit and at rest, but advances in hacking, AI, and machine learning may further challenge our defenses. We and a subset of our third-party service providers have experienced cyberattacks and other security incidents in the past, including distributed denial-of-service type attacks on our IT Systems that have made portions of our platform slow or unavailable for periods of time. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques—including AI—that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. Despite significant investments in security, we cannot fully mitigate these risks, and such security incidents could disrupt operations and lead to negative publicity, reputational damage, loss of users, increased support costs, regulatory fines, legal claims

(including class actions), and significant financial losses, especially under laws which impose statutory damages per breached record, all of which could materially impact our business, results of operations, and financial condition.

We currently rely on a number of third-party service providers to host and deliver a significant portion of our platform and services, as well as to operate our business, and any interruptions or delays in services from these third parties, such as those resulting from cybersecurity incidents, could impair the delivery of our platform and services, and our business, results of operations, and financial condition could be materially adversely affected.

We rely primarily on Amazon Web Services in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, messaging, data storage and processing, trust and safety, infrastructure, source code storage and management, and testing and deployment. In addition, we rely on third parties for many aspects of our payments platform, and the vast majority of our community support operations is performed by a limited number of third-party service providers. We also rely on Google Maps and other third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers, or their use of AI, ML, or other technologies in their products and services. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Some of our third-party providers, including our cloud computing providers and our payment processing partners, have been and may be subject to further intrusions, computer viruses, malicious software (such as ransomware), denial-of-service attacks, phishing attacks, sabotage, acts of vandalism, terrorism, or other misconduct, and incidents due to inadvertent error or malfeasance by employees, contractors, or other parties. There can be no assurance that our service providers will anticipate or prevent all types of attacks or that any security measures will be effective against all types of cybersecurity threats and risks. Our service providers are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach or fail to perform their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies and reputational harm. Our systems currently do not provide complete redundancy of hosting, data storage or processing or payment processing, and business continuity and disaster recovery plans may not be effective. The occurrence of any of the above events could result in hosts and guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

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

We cannot guarantee that our share repurchase programs will be utilized to the full value approved or that it will enhance long-term stockholder value.

Our board of directors has authorized management to repurchase shares of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The manner, timing, and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our Class A common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, and inflation, tariffs, global conflicts, and public health crises. Our share repurchase program authorizations do not have an expiration date nor do they obligate us to acquire any specific number or dollar value of shares. Our share repurchase program authorizations may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A common stock. Even if our share repurchase program authorizations are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

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

We may from time to time issue additional shares of common stock, including as consideration for any future acquisitions. As a result, our stockholders may experience immediate dilution. We may engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, our stockholders will experience additional dilution when option holders exercise their right to purchase common stock under our equity incentive plans, when restricted stock units (“RSUs”) vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity. Additionally, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations.

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
•an information security team who, in collaboration with the broader technology organization and the management team, manages and maintains our (1) cybersecurity risk assessment processes including our Incident Response Plan, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•an Incident Response Plan that includes procedures for recognizing and responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and confidential information given the ever-evolving threat landscape. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Risk and Compliance Committee (the “Audit Committee”) oversight of cybersecurity, privacy, and other information technology risks. The Audit Committee has responsibility for oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports and briefings from management on our cybersecurity risks and cybersecurity risk management program updates. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Legal Officer, our Chief Security Officer, and our Chief Technology Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information security team and our retained external cybersecurity consultants. Our management team has over 20 years of cybersecurity technology leadership experience.

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

As of December 31, 2025, we leased office facilities totaling approximately 1.5 million square feet, including approximately 0.9 million square feet offered for sublease, in multiple locations in the United States and internationally. We believe our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 13, Commitments and Contingencies – Legal and Regulatory Matters, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference to this Item 3.

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

Holders of our Common Stock

Holders of our common stock as of January 31, 2026, were as follows:
•Class A common stock: 803 stockholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
•Class B common stock: 53 stockholders of record.
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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2025 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31	3	$123.43	3	$6,274
November 1 - 30	3	$118.65	3	$5,879
December 1 - 31	3	$125.98	3	$5,559
Total	9	$122.37	9

(1)Includes broker commissions.
(2)On February 13, 2024, we announced that our board of directors approved a share repurchase program to purchase up to $6.0 billion of our Class A common stock. On August 6, 2025, we announced that our board of directors approved a new share repurchase program with an authorization to purchase up to an additional $6.0 billion of our Class A common stock. Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not have expiration dates or obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at our discretion.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Airbnb, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison of five-year cumulative total stockholder return, calculated on a dividend-reinvested basis, for us, the S&P 500 Index (“S&P 500”), the S&P 500 Information Technology Index (“S&P 500 IT”), and the Nasdaq Composite Index (“NASDAQ”). The graph assumes an investment of $100 in our Class A common stock and in each index on the last trading day for the fiscal year ended

December 31, 2020, and its relative performance tracked through December 31, 2025. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2025 refer to the year ended December 31, 2025, references to 2024 refer to the year ended December 31, 2024, and references to 2023 refer to the year ended December 31, 2023.

This section of this Annual Report on Form 10-K discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 13, 2025.

Glossary of Terms

Active booker	An active booker is a unique guest who has booked a stay, experience, or service in a given period.
Active listing	We consider a listing of a home or an experience to be an active listing if it is viewable on Airbnb and has been previously booked at least once on Airbnb (excluding HotelTonight).
Available listings	Available listings are accommodations, experiences, and services that are viewable on a certain date on our platform (excluding HotelTonight).
Check-ins	Check-ins represent individual stays, experiences, or services that occur during a period that have not been canceled.
Co-hosts	Co-hosts are experienced hosts who provide personalized support based on the hosts’ needs, from listing setup to managing bookings and communicating with guests.
Guest arrivals	Guest arrivals represent an individual and all co-travelers included on a reservation for a stay for completed check-ins during a given period.
Hosts	We count the number of hosts on our platform based on the number of users with available listings as of a certain date.
Payments to customers
We make payments to customers as part of our referral programs and marketing promotions, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Overview

Airbnb was founded in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown into a global community of over 5 million hosts who have welcomed over 2.5 billion guest arrivals in almost every country and region across the globe. Every day, hosts offer unique stays, experiences, and services that enable guests to connect with communities in a more authentic way. We operate a global marketplace connecting guests with stays, experiences, and services, collectively in over 220 countries and regions. Our offerings have expanded to include services and redesigned experiences, which launched in May 2025.

We operate with five key stakeholders in mind: our employees, shareholders, hosts, guests, and the communities we serve. Our commitment to making long-term decisions that benefit all these stakeholders is fundamental to our sustained success.
2025 Financial Highlights

In 2025, revenue increased by 10% to $12.2 billion compared to the prior year, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and a modest increase in Average Daily Rate (“ADR”).

In 2025, net income decreased by 5% to $2.5 billion, compared to the prior year, primarily due to an increase in compensation expense and marketing spend, as well as lower interest income, which was partially offset by the increase in revenue of $1.1 billion.

Cash provided by operating activities was $4.6 billion in 2025, compared to $4.5 billion in the prior year. Free Cash Flow1 (“FCF”) was $4.6 billion in 2025, compared to $4.5 billion in the prior year.

In 2025, we repurchased 29.7 million shares of Class A common stock for $3.8 billion, leaving $5.6 billion available to repurchase under our share repurchase program.
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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	2024	2025	% Change
Nights and Seats Booked	492	533	8%
Gross Booking Value	$81,784	$91,273	12%

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

The increase in our Nights and Seats Booked was driven by strong growth across all regions.

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

The increase in our GBV was primarily due to an increase in Nights and Seats Booked, combined with a modest increase in ADR. Similar to Nights and Seats Booked, our GBV improvement was driven by growth in bookings in all regions.

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA, Adjusted EBITDA Margin, FCF, and FCF Margin, which are described below. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is provided below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as a financial measure, should be considered as supplemental in nature, and are not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered alongside other financial performance measures, including net income and net income margin as well as our other U.S. GAAP results. FCF and FCF Margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities and net cash provided by operating activities margin. FCF and FCF Margin do not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes;
•other expense, net;
•interest income;
•depreciation and amortization;
•stock-based compensation expense;
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements;
•settlements and reserves for lodging, withholding, transactional and other non-income taxes where significant uncertainty exists as to how these taxes apply to users of our platform and Airbnb; and
•stock-settlement obligations, which represent employer and related taxes related to our Initial Public Offering (“IPO”).

Adjusted EBITDA Margin: Adjusted EBITDA divided by revenue.

•Enhances comparability on a consistent basis and provides investors with useful insight into the underlying trends of the business.

•Used by management to make operating decisions such as evaluating performance, performing strategic planning, and budgeting.

FCF & FCF Margin	FCF: Net cash provided by operating activities less purchases of property and equipment. FCF Margin: FCF divided by revenue.
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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measures, for each period presented below (in millions, except percentages):

	2024	2025
Net income	$2,648	$2,511
Net income margin	24%	21%
Adjusted EBITDA	$4,041	$4,297
Adjusted EBITDA Margin	36%	35%

Net cash provided by operating activities	$4,518	$4,646
Net cash provided by operating activities margin	41%	38%
FCF	$4,484	$4,613
FCF Margin	40%	38%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	2024	2025
Revenue	$11,102	$12,241

Net income	$2,648	$2,511
Adjusted to exclude the following:
Provision for income taxes	683	626
Other expense, net	40	112
Interest income	(818)	(705)
Depreciation and amortization	65	91
Stock-based compensation expense	1,407	1,592
Acquisition-related impacts	(7)	1
Lodging taxes, host withholding taxes, and transactional taxes, net	23	74
Stock-settlement obligations related to IPO	—	(5)
Adjusted EBITDA	$4,041	$4,297
Adjusted EBITDA Margin	36%	35%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA in 2025, compared to the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and a modest increase in ADR.
Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to FCF (in millions, except percentages):

	2024	2025
Revenue	$11,102	$12,241

Net cash provided by operating activities	$4,518	$4,646
Purchases of property and equipment	(34)	(33)
FCF	$4,484	$4,613
FCF Margin	40%	38%

Our FCF is impacted by the timing of GBV because we collect our service fees at the time of booking, which is generally before a stay, experience, or service occurs. Funds held on behalf of our customers and amounts payable to our customers do not impact FCF, except interest earned on these funds.

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

Geographic Mix

Our operations are global, and certain trends in our business, such as Nights and Seats Booked, GBV, revenue, ADR, and Nights per Booking vary by geography.

The following table summarizes by region our Nights and Seats Booked, GBV, and revenue, determined based on the location of the host’s listing (in millions, except percentages):

	2024	% of Total	2025	% of Total	% Change
Nights and Seats Booked
North America	154	31%	158	30%	3%
EMEA	201	41	215	40	7
Latin America	76	16	90	17	18
Asia Pacific	61	12	70	13	15
Total	492	100%	533	100%	8%

Gross Booking Value
North America	$37,816	46%	$40,295	44%	7%
EMEA	29,750	36	34,162	37	15
Latin America	7,092	9	8,542	10	20
Asia Pacific	7,126	9	8,274	9	16
Total	$81,784	100%	$91,273	100%	12%

Revenue
North America	$5,006	45%	$5,196	42%	4%
EMEA	4,135	37	4,729	39	14
Latin America	969	9	1,160	10	20
Asia Pacific	992	9	1,156	9	17
Total	$11,102	100%	$12,241	100%	10%

We saw a 3% increase in ADR in 2025 compared to the prior year, primarily due to higher ADR in EMEA, which increased by 8%.
Our total Company average nights per booking, excluding experiences and services, was 3.7 in 2025 compared to 3.8 in 2024. Average nights per booking in 2025 was 4.1 for North America, 3.8 for EMEA, 3.6 for Latin America, and 3.3 for Asia Pacific. We expect that our blended global average nights per booking will continue to fluctuate based on our geographic mix and changes in traveler behaviors.

In 2024 and 2025, no single city represented more than 2% of our revenue before adjustments for incentives and refunds, or more than 1% of our active listings as of December 31, 2024 and 2025.

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	2024		2025
	Amount	% of Revenue	Amount	% of Revenue	% Change
Revenue	$11,102	100%	$12,241	100%	10%
Costs and expenses:
Cost of revenue	1,878	16	2,086	17	11
Operations and support(1)	1,282	12	1,327	11	4
Product development(1)	2,056	19	2,354	19	14
Sales and marketing(1)	2,148	19	2,588	21	20
General and administrative(1)	1,185	11	1,342	11	13
Total costs and expenses	8,549	77	9,697	79	13
Income from operations	2,553	23	2,544	21	—
Interest income	818	7	705	6	(14)
Other expense, net	(40)	—	(112)	(1)	180
Income before income taxes	3,331	30	3,137	26	(6)
Provision for income taxes	683	6	626	5	(8)
Net income	$2,648	24%	$2,511	21%	(5)%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	2024	% of Total	2025	% of Total	% Change
Operations and support	$90	6%	$90	6%	—%
Product development	886	63%	1,017	64%	15%
Sales and marketing	170	12%	212	13%	25%
General and administrative	261	19%	273	17%	5%
Stock-based compensation expense	$1,407	100%	$1,592	100%	13%

Comparison of the Years Ended December 31, 2024 and 2025

Revenue

Our revenue consists of service fees, net of incentives and refunds, charged to our customers. For stays, service fees, which are charged to customers as a percentage of the value of the booking, excluding taxes, vary based on factors specific to the booking, such as booking value, the duration of the booking, geography, and host type. For experiences and services, we only earn a host fee. Substantially all of our revenue comes from stays booked on our platform. Incentives include our referral programs and marketing promotions to encourage the use of our platform and attract new customers. We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs upon check-in. We record the service fees that we collect from customers prior to check-in on our balance sheet as unearned fees. Revenue is net of incentives and refunds provided to customers.

(in millions, except percentages)	2024	2025	% Change
Revenue	$11,102	$12,241	10%

Revenue increased $1.1 billion, or 10%, in 2025, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked. On a constant-currency basis, revenue increased 10% compared to the same period in the prior year.

Cost of Revenue

Cost of revenue includes payment processing costs, including merchant fees and chargebacks, costs associated with third-party data centers used to host our platform, and amortization of internally developed software and acquired technology. As the merchant of record, we bear all payment processing costs for our bookings, including those from chargebacks due to both fraud and non-fraud activities. Cost of revenue may vary as a percentage of revenue from year to year based on activity on our platform and may also vary from quarter to quarter as a percentage of revenue based on the seasonality of our business and the difference in the timing of when bookings are made and when we recognize revenue.

(in millions, except percentages)	2024	2025	% Change
Cost of revenue	$1,878	$2,086	11%
Percentage of revenue	16%	17%

Cost of revenue increased $208 million, or 11%, primarily due to a $188 million increase in merchant fees, due to higher pay-in volumes, a $28 million increase in amortization costs related to capitalized internal-use software projects, and a $27 million increase in data hosting services. These increases were partially offset by a reduction in chargebacks of $29 million and a reduction in other service costs of $12 million, which includes authentication, translation, and SMS services.

Operations and Support

Operations and support expense primarily consists of personnel-related expenses and third-party service provider charges associated with community support provided via phone, email, and chat to customers; customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with our host protection programs; and allocated costs for facilities and information technology.

(in millions, except percentages)	2024	2025	% Change
Operations and support	$1,282	$1,327	4%
Percentage of revenue	12%	11%

Operations and support expense increased $45 million, or 4%, in 2025, primarily due to a $33 million increase in payroll-related expenses, an increase in insurance costs of $14 million, due to higher premiums as a result of higher nights booked, an $11 million increase in allocated costs for facilities and information technology, and an increase in expensed software and equipment of $10 million. These increases were partially offset by an $18 million decrease in customer relations costs resulting from lower refunds and credits.

Product Development

Product development expense primarily consists of personnel-related expenses and third-party service provider expenditures incurred in connection with the development of our platform, and allocated costs for facilities and information technology.

(in millions, except percentages)	2024	2025	% Change
Product development	$2,056	$2,354	14%
Percentage of revenue	19%	19%

Product development expense increased $298 million, or 14%, in 2025, primarily due to a $293 million increase in payroll-related expenses driven by an increase in headcount.

Sales and Marketing

Sales and marketing expense primarily consists of brand and performance marketing, personnel-related expenses, including those related to our field operations, policy and communications, portions of referral incentives and coupons, and allocated costs for facilities and information technology.

(in millions, except percentages)	2024	2025	% Change
Brand and performance marketing	$1,455	$1,595	10%
Field operations and policy	693	993	43%
Total sales and marketing	$2,148	$2,588	20%
Percentage of revenue	19%	21%

Sales and marketing expense increased $440 million, or 20%, in 2025, primarily due to a $163 million increase in marketing activities, a $121 million increase in payroll-related expense driven by an increase in headcount, and a $102 million increase in in third-party service provider expenses.

General and Administrative

General and administrative expense primarily consists of personnel costs for management and administrative functions (finance, accounting, legal, human resources), professional services fees, corporate and director and officer insurance, allocated costs for facilities and information technology, and indirect taxes, including lodging tax reserves.

(in millions, except percentages)	2024	2025	% Change
General and administrative	$1,185	$1,342	13%
Percentage of revenue	11%	11%

General and administrative expense increased $157 million, or 13%, in 2025, primarily due to a $74 million increase from non-income taxes and related fees and penalties, a $51 million increase in payroll-related expenses driven by an increase in headcount, and an increase in professional service fees of $37 million.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities, and amounts held on behalf of customers.

(in millions, except percentages)	2024	2025	% Change
Interest income	$818	$705	(14)%

Interest income decreased $113 million, or 14%, in 2025, due to lower interest rates, partially offset by higher investment balances.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, unrealized gains and losses on derivatives, the change in fair value of investments and financial instruments, including our share of income or loss from our equity method investments, and interest expense, which consists primarily of interest associated with various non-income tax reserves, amortization of debt issuance, and debt discount costs.

(in millions, except percentages)	2024	2025	% Change
Other expense, net	$(40)	$(112)	180%

The change in other expense, net of $72 million in 2025, was primarily due to net foreign exchange losses of $64 million, partially offset by lower impairment charges on investments in privately-held companies compared to the prior year.

Provision for income taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. We expect our effective tax rate in the future to depend upon the proportion between the following items and income before income taxes: U.S. tax benefits from foreign-derived intangible income, U.S. tax on foreign income net of allowable credits, tax effects from share-based compensation, research tax credits, tax effects from capital losses not expected to be utilized, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

(in millions, except percentages)	2024	2025	% Change
Provision for income taxes	$683	$626	(8)%
Effective tax rate	21%	20%

The provision for income taxes decreased by $57 million, or 8%, due to reduced taxes accrued driven by a larger foreign derived intangible income benefit and a $105 million reduction in uncertain tax positions relating to prior years, partially offset by the recognition of a $213 million valuation allowance against the corporate alternative minimum tax (“CAMT”) credit deferred tax asset.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses and changes to the U.S. taxation of foreign derived intangible income. Following the enactment of the OBBBA, management concluded it is no longer more-likely-than-not that we are able to utilize our historic CAMT credits. Management further concluded that no prudent and feasible tax-planning strategies are currently available to utilize the existing CAMT credits. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for deferred tax assets other than CAMT credits. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change. We will continue to evaluate the full impact of legislative changes as more guidance becomes available.
Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $11.0 billion. As of December 31, 2025, cash and cash equivalents totaled $6.6 billion, which included $2.3 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of December 31, 2025, short-term investments totaled $4.5 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These short-term investments do not include funds of $7.0 billion as of December 31, 2025, that were held for bookings in advance of guests completing check-ins, which are recorded separately on our consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

Our cash and cash equivalents are generally held at large global systemically important banks (“G-SIBs”) which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the United States are sufficient to fund our working capital needs.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of December 31, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $20 million. See Note 10, Debt, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a description of the 2022 Credit Facility.

Material Cash Requirements

As of December 31, 2025, we had outstanding $2.0 billion in aggregate principal amount of indebtedness of our 0% convertible senior notes due on March 15, 2026.

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

As of December 31, 2025, our total minimum lease payments were $272 million, of which $86 million is due in 2026. We have a commercial agreement with a data hosting services provider to spend or incur an aggregate of at least $1.7 billion for vendor services through 2031. See Note 9, Leases, Note 10, Debt, and Note 13, Commitments and Contingencies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information regarding these commitments.

In February 2024, our board of directors approved a share repurchase program to purchase up to $6.0 billion of our Class A common stock.
In August 2025, our board of directors approved a new share repurchase program with an authorization to purchase up to an additional $6.0 billion of our Class A common stock. Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. In 2025, we repurchased an aggregate of 29.7 million shares of Class A common stock for $3.8 billion through two share repurchase programs. As of December 31, 2025, we completed the repurchases under the February 2024 share repurchase program and had $5.6 billion available to repurchase shares of Class A common stock under our August 2025 share repurchase program.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in millions):

	2024	2025
Net cash provided by operating activities	$4,518	$4,646
Net cash used in investing activities	(616)	(748)
Net cash used in financing activities	(3,572)	(3,827)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(237)	655

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2025 was $4.6 billion, which was primarily due to net income of $2.5 billion, and $122 million provided by unearned fees, resulting from growth in bookings, partially offset by a decrease in prepaids and other assets of $346 million. Additionally, we had adjustments for non-cash charges primarily consisting of $1.6 billion of stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2025 was $748 million, which was primarily due to purchases of short-term investments, partially offset by proceeds from sales and maturities of short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2025 was $3.8 billion, primarily due to share repurchases of $3.8 billion and taxes paid related to net share settlement of equity awards of $561 million, partially offset by an increase in funds payable and amounts payable to customers of $401 million.

Effect of Exchange Rates

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. In 2025, we recorded an increase of $655 million in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar against major currencies, mainly the Euro and British Pound. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term, which include the repayment of our 2026 Notes. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we plan to rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in the section titled “Risk Factors” in Item IA of Part I of this Annual Report on Form 10-K and the market risks identified in the section titled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of Part II of this Annual Report on Form 10-K.

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

We base our estimates on historical experience, current trends, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence regarding the realizability of deferred tax assets across our operating jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. Our actual and forecasted income (loss) before provision is subject to change due to economic, political, and other conditions and significant judgment is required in determining our ability to recognize our net deferred tax assets.

As of December 31, 2025, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets are realizable, except for California research and development credits, capital losses, certain losses subject to dual consolidated loss rules and CAMT credits. Changes in valuation allowance during interim periods are reflected in the annual effective tax rate, with any releases based on future taxable income recorded as discrete tax benefits. In 2025, we recorded a $213 million valuation allowance against deferred tax assets related to CAMT credits.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our substantial operations around the world expose us to various market risks. These risks primarily include foreign currency risk and investment risk.

Foreign Currency Exchange Risk

We offer the ability to transact on our platform in approximately 50 currencies, of which the most significant foreign currencies to our operations in 2025 were the Euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and Mexican peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

We have foreign currency exchange risks related primarily to:
•revenue and cost of revenue associated with bookings on our platform denominated in currencies other than the U.S. dollar;
•balances held as funds receivable and amounts held on behalf of customers and funds payable and amounts payable to customers;
•unbilled amounts for confirmed bookings under the terms of our payment programs (Pay Less Upfront and Reserve Now, Pay Later); and
•intercompany balances primarily related to our payment entities that process customer payments.

For revenue and cost of revenue associated with bookings on our platform outside of the United States, we generally receive net foreign currency amounts and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. Furthermore, our platform generally enables guests to make payments in the currency of their choice to the extent that the currency is supported by Airbnb, which may not match the currency in which the host elects to be paid. As a result, in those cases, we bear the currency risk of both the guest payment as well as the host payment due to timing differences in such payments. Movements in foreign exchange rates are recorded in other expense, net in our consolidated statements of operations.

We enter into foreign currency derivative contracts to protect against foreign exchange risks. These hedges are primarily designed to manage foreign exchange risk associated with forecasted foreign denominated revenue, balances held as funds payable and amounts payable to customers, and unbilled amounts for confirmed bookings under the terms of our payment programs. These contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our revenue, assets, and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including accounting considerations or the prohibitive economic cost of hedging particular exposures.

We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business.

If an adverse 10% foreign currency exchange rate change was applied to total net monetary assets and liabilities denominated in currencies other than the local currencies as of December 31, 2025, it would have resulted in a loss of approximately $38 million.

Investment and Interest Rate Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, available-for-sale short-term investments, and the fair value of those securities.

We had cash and cash equivalents of $6.6 billion and short-term investments of $4.5 billion as of December 31, 2025, which primarily consisted of corporate debt securities, mortgage-backed and asset-backed securities, U.S. government and government agency debt securities (“government bonds”), commercial paper, certificates of deposit, and time deposits. As of December 31, 2025, we had an additional $7.0 billion that we held for bookings in advance of guests completing check-ins, which we record separately on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. The primary objective of our investment activities is to preserve capital and meet liquidity requirements without significantly increasing risk. We invest primarily in highly-liquid, investment grade debt securities, and we limit the amount of credit exposure to any one issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Because our cash equivalents and short-term investments generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $30 million to our investment portfolio as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airbnb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Airbnb, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying account for each of the three years in the period ended December 31, 2025 appearing in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $835 million relating to uncertain tax positions as of December 31, 2025. Management evaluates and accounts for uncertain tax positions using a two-step approach. Recognition, step one, occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, step two, determines the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company is in various stages of examination in connection with its ongoing tax audits globally, and management believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, management may be required to record an adjustment to the provision for (benefit from) income taxes in the period such resolution occurs.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the liability for uncertain tax positions and controls addressing completeness of the uncertain tax positions. These procedures also included, among others, (i) testing the recognition and measurement of the liability for certain uncertain tax positions, including management's assessment of the technical merits of the tax positions and the amount of tax benefit expected to be sustained; (ii) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (iii) evaluating the status and results of income tax audits with the relevant tax authorities; and (iv) evaluating third party income tax documentation obtained by the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company's uncertain tax positions, including evaluating the reasonableness of management's assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 12, 2026

We have served as the Company’s auditor since 2011.

Airbnb, Inc.
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2024	2025
Assets
Current assets:
Cash and cash equivalents	$6,864	$6,560
Short-term investments	3,747	4,454
Funds receivable and amounts held on behalf of customers	5,931	6,959
Prepaids and other current assets	638	824
Total current assets	17,180	18,797
Deferred income tax assets	2,439	2,102
Goodwill and intangible assets, net	777	770
Other assets, noncurrent	563	539
Total assets	$20,959	$22,208
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,948
Funds payable and amounts payable to customers	5,931	6,959
Current portion of long-term debt	—	1,999
Unearned fees	1,616	1,743
Total current liabilities	10,161	13,649
Long-term debt	1,995	—
Other liabilities, noncurrent	391	360
Total liabilities	12,547	14,009
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 434 and 426 shares issued & outstanding, respectively Class B - authorized 710 shares; 189 and 176 shares issued & outstanding, respectively Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively, and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively	—	—
Additional paid-in capital	12,602	13,763
Accumulated other comprehensive income (loss)	35	(62)
Accumulated deficit	(4,225)	(5,502)
Total stockholders’ equity	8,412	8,199
Total liabilities and stockholders’ equity	$20,959	$22,208
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2024	2025
Revenue	$9,917	$11,102	$12,241
Costs and expenses:
Cost of revenue	1,703	1,878	2,086
Operations and support	1,186	1,282	1,327
Product development	1,722	2,056	2,354
Sales and marketing	1,763	2,148	2,588
General and administrative	2,025	1,185	1,342
Total costs and expenses	8,399	8,549	9,697
Income from operations	1,518	2,553	2,544
Interest income	721	818	705
Other expense, net	(137)	(40)	(112)
Income before income taxes	2,102	3,331	3,137
Provision for (benefit from) income taxes	(2,690)	683	626
Net income	$4,792	$2,648	$2,511
Net income per share attributable to Class A and Class B common stockholders:
Basic	$7.52	$4.19	$4.10
Diluted	$7.24	$4.11	$4.03
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	637	632	613
Diluted	662	645	623
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2023	2024	2025
Net income	$4,792	$2,648	$2,511
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities, net of tax	6	—	9
Net unrealized gain (loss) on cash flow hedges, net of tax	(31)	111	(139)
Foreign currency translation adjustments	8	(27)	33
Other comprehensive income (loss)	(17)	84	(97)
Comprehensive income	$4,775	$2,732	$2,414
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	631	$—	$11,557	$(32)	$(5,965)	$5,560
Net income	—	—	—		4,792	4,792
Other comprehensive loss	—	—	—	(17)		(17)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	18	—	(1,117)	—	—	(1,117)
Shares issued upon net settlement of warrants exercised	6	—	—	—	—	—
Issuance of common stock for acquisition of businesses	1	—	53	—	—	53
Stock-based compensation	—	—	1,146	—	—	1,146
Repurchases of common stock	(18)	—		—	(2,252)	(2,252)
Balances as of December 31, 2023	638	—	11,639	(49)	(3,425)	8,165
Net income	—	—	—	—	2,648	2,648
Other comprehensive income	—	—	—	84	—	84
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(461)	—	—	(461)
Shares issued upon net settlement of warrants exercised	1	—	—	—	—	—
Stock-based compensation	—	—	1,424	—	—	1,424
Repurchases of common stock	(25)	—	—	—	(3,448)	(3,448)
Balances as of December 31, 2024	623	—	12,602	35	(4,225)	8,412
Net income	—	—	—	—	2,511	2,511
Other comprehensive loss	—	—	—	(97)	—	(97)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(439)	—	—	(439)
Stock-based compensation	—	—	1,600	—	—	1,600
Repurchases of common stock	(30)	—	—	—	(3,788)	(3,788)
Balances as of December 31, 2025	602	$—	$13,763	$(62)	$(5,502)	$8,199

The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net income	$4,792	$2,648	$2,511
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	1,120	1,407	1,592
Deferred income taxes	(2,875)	433	376
Other, net	127	97	273
Changes in operating assets and liabilities, net of acquisitions:
Prepaids and other assets	(102)	(163)	(346)
Accrued expenses and other liabilities	580	(104)	118
Unearned fees	242	200	122
Net cash provided by operating activities	3,884	4,518	4,646
Cash flows from investing activities:
Purchases of short-term investments	(3,308)	(3,146)	(3,438)
Sales and maturities of short-term investments	2,380	2,605	2,736
Other investing activities, net	(114)	(75)	(46)
Net cash used in investing activities	(1,042)	(616)	(748)
Cash flows from financing activities:
Share repurchases	(2,252)	(3,430)	(3,789)
Taxes paid related to tax on equity awards	(1,224)	(630)	(561)
Change in funds payable and amounts payable to customers	936	320	401
Proceeds from exercise of equity awards and employee stock purchase plan	110	168	122
Net cash used in financing activities	(2,430)	(3,572)	(3,827)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	152	(237)	655
Net increase in cash, cash equivalents, and restricted cash	564	93	726
Cash, cash equivalents, and restricted cash, beginning of year	12,103	12,667	12,760
Cash, cash equivalents, and restricted cash, end of year	$12,667	$12,760	$13,486
The accompanying notes are an integral part of these consolidated financial statements.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business

Airbnb, Inc. (the “Company” or “Airbnb”) was incorporated in Delaware in June 2008 and is headquartered in San Francisco, California. The Company operates a global platform for unique stays, experiences, and services. The Company’s marketplace model connects hosts and guests (collectively referred to as “customers”) online or through mobile devices to book spaces, experiences, and services around the world.
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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates its estimates, including those related to fair value of investments, useful lives of long-lived assets and intangible assets, valuation of goodwill and intangible assets from acquisitions, contingent liabilities, insurance reserves, revenue recognition, stock-based compensation, and income and non-income taxes, among others. Actual results could differ materially from these estimates.

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

Investments

The Company’s investments consist of time deposits, available-for-sale (“AFS”) debt securities, and held-to-maturity (“HTM”) debt securities. Management determines the appropriate classification of investments at the time of purchase based on its intent and ability to hold the securities.

Time deposits are accounted for at amortized cost within short term investments in the consolidated balance sheets.

AFS debt securities include corporate debt securities, commercial paper, certificates of deposit, U.S. government and government agency securities, and mortgage-backed and asset-backed securities. AFS debt securities are recorded at fair value within short-term investments in the consolidated balance sheets with unrealized gains and non-credit-related losses reported as a component of accumulated other comprehensive income (loss) (“AOCI”).

HTM debt securities include investments the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost, net of any allowance for credit losses. The Company classifies these investments as short-term investments or other assets, noncurrent in the consolidated balance sheets based on their remaining contractual maturities as of the reporting date.

Realized gains and losses on the sale of investment securities are determined using the specific identification method and are recorded within other expense, net, on the consolidated statements of operations.

Impairment and Credit Losses

For AFS debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either condition is met, the difference between amortized cost and fair value is recognized in earnings. If the Company does not intend to sell and is not required to sell the security before recovery, the Company evaluates whether the decline is due to credit-related factors. Credit-related losses, if any, are recognized through

Airbnb, Inc.
Notes to Consolidated Financial Statements

an allowance for credit losses with a corresponding charge to earnings, and any remaining unrealized loss is recognized in other comprehensive income (loss).

For HTM debt securities, expected credit losses are measured through an allowance for credit losses, representing the amount by which the amortized cost basis exceeds the Company’s estimate of the present value of cash flows expected to be collected. Improvements in expected cash flows are recognized through a reversal of previously recorded credit losses.

Non-Marketable Investments

Non-marketable investments consist of debt and equity investments in privately-held companies, which are classified as other assets, noncurrent on the consolidated balance sheets. Equity investments are accounted for using either the equity method or the measurement alternative, depending on the level of influence and availability of fair value information.

The equity method is applied when the Company has significant influence over the investee’s operating and financial policies. Under this method, the Company recognizes its proportionate share of the investee’s net income or loss, and the carrying amount is adjusted for the Company’s share of the investee’s earnings, losses, and any impairments. These amounts are reflected in other expense, net on the consolidated statements of operations.

For equity investments in which the Company does not have significant influence and fair value is not readily determinable, the measurement alternative is used. These investments are carried at cost, less any impairments, and are adjusted for observable price changes from orderly transactions for the same or similar investments. The measurement alternative is reassessed each reporting period to determine eligibility. Changes in investment basis, including impairments, are recognized in other expense, net on the consolidated statements of operations.

The Company reviews non-marketable debt and equity investments for impairment each reporting period or whenever events or circumstances indicate the carrying value may not be fully recoverable. Impairments are recognized in other expense, net to the extent that the carrying value exceeds fair value.

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

The carrying amount of the Company’s financial instruments, including cash equivalents, funds receivable and amounts held on behalf of customers, accounts payable, accrued liabilities, funds payable and amounts payable to customers, and unearned fees approximate their respective fair values on the consolidated balance sheets because of their short maturities.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated financial statements. No amounts were reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2024, and 2025.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Remeasurement gains and losses are included in other income (expense), net on the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. As of December 31, 2024 and 2025, the Company had a cumulative translation gain (loss) of $(32) million and $1 million, respectively. Total net realized and unrealized gains (losses) on foreign currency transactions and balances totaled $(48) million, $29 million, and $(35) million for the years ended December 31, 2023, 2024, and 2025, respectively.

Derivative Instruments and Hedging

The Company’s primary objective for holding derivative instruments is to manage foreign currency exchange rate risk. The Company enters into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. All derivative instruments are recorded on the consolidated balance sheets at fair value. The accounting treatment for derivative gains and losses is based on intended use and hedge designation.

Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in AOCI and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item on the consolidated statements of operations. The Company does not exclude any components in the assessment of hedge effectiveness for forwards and options.

If it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other expense, net, on the consolidated statements of operations if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized on the consolidated statements of operations in other expense, net.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives indicated below:

Asset Category	Period
Computer equipment	5 years
Computer software and capitalized internal-use software	1.5 to 3 years
Office furniture and equipment	5 years
Buildings	25 to 40 years
Leasehold improvements	Lesser of lease life or 5 years

Costs of maintenance and repairs that do not improve or extend the useful lives of assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected on the consolidated statements of operations.

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

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factors are recorded as an operating expense on the consolidated statements of operations. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset. For the years ended December 31, 2023, 2024, and 2025, the Company did not record any impairment charges.

Revenue Recognition

The Company generates substantially all of its revenue from facilitating guest stays at accommodations offered by hosts on its platform. The Company’s customers are both hosts and guests. Customers must agree to the Company’s Terms of Service (“ToS”) to use the platform. Upon a booking made by a guest, the host agrees to provide use of the property and both parties agree to the booking amount which excludes taxes and the Company’s service fees. The Company’s service fees are charged in exchange for activities, including platform use, customer support, and payment processing activities, which are not distinct and collectively constitute a single performance obligation. The performance obligation, governed by the acceptance of the Company’s ToS, is satisfied at the point of check-in when the guest begins their stay and the Company obtains an enforceable right to payment. Accordingly, revenue is recognized on the consolidated statements of operations, at the point of check-in. For all bookings, the guest pays the booking amount to the Company, which disburses the booking amount to the host after check-in, net of the host’s service fees.

Historically, the Company operated only under a split-fee structure, charging service fees as a percentage of the booking amount to both hosts and guests. In October 2025, the Company began transitioning to a single-fee structure, charging only the host a service fee. For bookings that remain under the split-fee model, the Company continues to charge service fees separately to both hosts and guests.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The Company’s ToS stipulates that a host may cancel a confirmed booking up to the point of check-in. As such, for accounting purposes, each booking represents a separate contract between the host and guest, which is not enforceable until check-in. As a result, at December 31, 2024 and 2025, there were no partially satisfied or unsatisfied performance obligations. Service fees collected from customers prior to check-in are recorded as unearned fees on the consolidated balance sheets. The unearned fees are not considered contract balances, as they are subject to refund in the event of a cancellation.

Guest stays of at least 28 nights are considered long-term stays. The Company charges service fees for long-term stays on a monthly basis, consistent with the applicable fee structure for the booking. Long-term stays are generally cancelable within 30 days before check-in, permitting guests to avoid cancellation fees or paying for unused nights beyond the notice period. Accordingly, long-term stays are treated as month-to-month contracts; each month is a separate contract with the host and guest that becomes enforceable at check-in for the initial month or subsequent monthly extensions. The Company’s performance obligation for long-term stays is the same as that for short-term stays. Revenue is recognized for the first month upon check-in and for subsequent months upon each month’s anniversary from the initial check-in date.

The Company presents revenue net, as an agent, because it does not control the right to use the properties either before or after completion of its service. It does not fulfill rental promises, bear inventory risk, or set prices. Therefore, revenue is presented on a net basis, reflecting the service fees received from customers under either the single-fee or split-fee structures to facilitate a stay.

Amounts assessed by governmental authorities, such as taxes that are both imposed on and are concurrent with specific revenue producing transactions, cleaning and pet fees are excluded from revenue and cost of revenue.

Payments to Customers

The Company makes payments to customers as part of its referral programs and marketing promotions, collectively referred to as the Company’s incentive programs, and refund activities. The payments are generally in the form of coupon credits to be applied toward future bookings or as cash refunds.

Incentive Programs

The Company encourages the use of its platform and attracts new customers through its incentive programs. Under the Company’s referral program, the referring party (the “referrer”) earns a coupon when the new guest or host (the “referee”) completes their first stay on the Company’s platform. Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense in the same way the Company accounts for other marketing services from third-party vendors. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. Customer referral coupon credits generally expire within one year from issuance and the Company estimates the redemption rates using its historical experience. As of December 31, 2024 and 2025, the referral coupon liability was immaterial.

Through marketing promotions, the Company issues customer coupon credits to encourage the use of its platform. After a customer redeems such incentives, the Company records a reduction to revenue at the date it records the corresponding revenue transaction, as the Company does not receive a distinct good or service in exchange for the customer incentive payment.

Refunds

In certain instances, the Company issues refunds to customers as part of its customer support activities in the form of cash or credits to be applied toward a future booking. There is no legal obligation to issue such refunds to hosts or guests on behalf of its customers. The Company accounts for refunds, net of any recoveries, as variable consideration, which results in a reduction to revenue. The Company reduces the transaction price by the estimated amount of the payments by applying the most likely outcome method based on known facts and circumstances and historical experience. The estimate for variable consideration was immaterial as of December 31, 2024 and 2025.

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

Funds Receivable and Funds Payable

Funds receivable and amounts held on behalf of customers represent cash received or in-transit from guests via third-party credit card processors and other payment methods, which the Company remits for payment to the hosts following check-in. This cash and related receivable represent the total amount due to hosts, and as such, a liability for the same amount is recorded to funds payable and amounts payable to customers on the consolidated balance sheets.

The Company records guest payments, net of service fees, as funds receivable and amounts held on behalf of customers with a corresponding amount in funds payable and amounts payable to customers when cash is received in advance of check-in. Host and guest fees are recorded as cash with a corresponding amount in unearned fees. For certain bookings, a guest may opt to pay a percentage of the total amount due when the booking is confirmed, with the remaining balance due prior to the stay occurring (the “Pay Less Upfront Program”). Under the Pay Less Upfront Program, when the Company receives the first installment payment from the guest upon confirmation of the booking, the Company records the first installment payment as funds receivable and amounts held on behalf of

Airbnb, Inc.
Notes to Consolidated Financial Statements

customers with a corresponding amount in funds payable and amounts payable to customers, net of the host and guest fees. The full value of the service fees is recorded as cash and cash equivalents and unearned fees on the consolidated balance sheets upon receipt of the first installment payment to represent what the Company expects to be recognized as revenue if the underlying booking is not canceled. Upon receipt of the second installment, such payment amounts are also recorded as funds receivable and amounts held on behalf of customers with a corresponding amount in funds payable and amounts payable to customers. Following check-in, the Company remits funds due to hosts and recognizes unearned fees as revenue as its performance obligation is satisfied.

Cost of Revenue

Cost of revenue primarily consists of payment processing charges, including merchant fees and chargebacks, costs associated with third-party data centers used to host the Company’s platform, and amortization of internally developed software, and acquired technology.

Operations and Support

Operations and support costs primarily consist of personnel-related expenses and third-party service provider fees associated with customer support provided via phone, email, and chat to customers, customer relations costs, which include refunds and credits related to customer satisfaction and expenses associated with the Company’s host protection programs, and allocated costs for facilities and information technology. These costs are expensed as incurred on the consolidated statements of operations.

Product Development

Product development costs primarily consist of personnel-related expenses and third-party service provider expenditures incurred in connection with the development of the Company’s platform and new products as well as the improvement of existing products, and allocated costs for facilities and information technology. These costs are expensed as incurred on the consolidated statements of operations.

Sales and Marketing

Sales and marketing costs primarily consist of performance and brand marketing, personnel-related expenses, including those related to field operations, portions of referral incentives and coupons, policy and communications, and allocated costs for facilities and information technology. These costs are expensed as incurred on the consolidated statements of operations. Advertising expenses on the consolidated statements of operations were $953 million, $1.1 billion, and $843 million for the years ended December 31, 2023, 2024, and 2025, respectively.

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate and director and officer insurance. General and administrative costs also include professional services fees, allocated costs for facilities and information technology, indirect taxes including lodging taxes where the Company may be held jointly liable with hosts for collecting and remitting such taxes, withholding taxes, other transactional taxes, and bad debt expense. These costs are expensed as incurred on the consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax law in effect for the years in which the temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date on the consolidated statements of operations. Accrued interest and penalties related to unrecognized tax benefits are recognized in the provision for (benefit from) income taxes on the consolidated statements of operations.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

Share Repurchase

Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Share repurchases are recorded at settlement date. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity on the consolidated balance sheets through capital with the excess over par value recorded to accumulated deficit.

Stock-Based Compensation

Stock-based compensation expense relates to restricted stock units (“RSUs”), and stock options, and the Employee Stock Purchase Plan (“ESPP”) (collectively referred to as “equity awards”). RSUs, stock options are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The fair value of stock options ESPP shares are estimated on the date of grant using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. The Company estimates the expected term of stock options granted based on the simplified method and estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The simplified method is used as the Company does not have sufficient historical data regarding stock option exercises. The contractual term of the Company’s stock options is ten years. The Company accounts for forfeitures as they occur. The benefits of tax deductions in excess of recognized stock-based compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-09, which is an update to standardize income tax disclosures that primarily relates to the presentation of the effective tax rate reconciliation and income taxes paid information in the footnote disclosures. The Company adopted the guidance prospectively effective December 31, 2025 (refer to Note 3, Supplemental Financial Statement Information and Note 14 Income Taxes).

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, which is an update to improve the disclosures about an entity’s expenses, for both annual and interim periods in a tabular format in the footnotes to the financial statements, to include disaggregated information about specific categories underlying certain income statement expense line items. The update is effective for public companies on a prospective basis, with the option for retrospective application in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements other than the expanded footnote disclosure.

In July 2025, the FASB issued ASU 2025-05, which is an update that allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The update is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, which is an update to simplify the criteria required to capitalize internally developed software. The update simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates no material impact on its consolidated financial statements upon adoption of this guidance and intends to early adopt it prospectively effective January 1, 2026.

In November 2025, the FASB issued ASU 2025-09, which refines the scope of derivatives and clarifies the scope for noncash share-based consideration from a customer in a revenue contract. The update is effective for fiscal years beginning after December 15, 2026, and interim

Airbnb, Inc.
Notes to Consolidated Financial Statements

periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.
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
Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in millions):

	December 31,
	2024	2025
Cash and cash equivalents	$6,864	$6,560
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	5,871	6,891
Restricted cash included in prepaids and other current assets	25	35
Total cash, cash equivalents, and restricted cash presented on the consolidated statements of cash flows	$12,760	$13,486

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consisted of the following (in millions):

	Year Ended December 31,
	2023	2024	2025
Cash paid for:
Operating leases	$84	$89	$87
Interest expense	55	2	2

Income taxes, net of refunds:
Federal			$65
State			46
Foreign			121
Cash paid for income taxes, net of refunds			$232

Cash paid for income taxes, net of refunds (prior to ASU 2023-09) was $132 million and $350 million in 2023 and 2024, respectively.

	Year Ended December 31,
	2023	2024	2025
Noncash investing and financing activities:
Net impact of non-cash changes to right-of-use assets related to modifications and reassessments of operating leases	$20	$57	$36
Net settlement of cashless warrants exercised	$202	$22	$—
Net settlement of cashless stock options exercised	$36	$—	$—

Airbnb, Inc.
Notes to Consolidated Financial Statements

Supplemental disclosures of balance sheet information

Supplemental balance sheet information consisted of the following (in millions):

	December 31,
	2024	2025
Prepaids and other current assets:
Customer receivables	$175	$225
Customer receivables reserve	(28)	(39)
Other (web hosting prepayments, payment processor receivables, and other)	491	638
Prepaids and other current assets	$638	$824

Other assets, noncurrent:
Property and equipment, net	$147	$107
Operating lease right-of-use assets	144	150
Other (web hosting prepayments and other)	272	282
Other assets, noncurrent	$563	$539

Accrued expenses, accounts payable, and other current liabilities:
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,055	$1,132
Compensation and employee benefits	498	593
Accounts payable	142	232
Operating lease liabilities, current	63	68
Other (insurance, advertising costs, and other)	856	923
Accrued expenses, accounts payable, and other current liabilities	$2,614	$2,948

Other liabilities, noncurrent:
Operating lease liabilities, noncurrent	$236	$204
Other	155	156
Other liabilities, noncurrent	$391	$360
Payments to Customers

The following table summarizes total payments made to customers (in millions):

	Year Ended December 31,
	2023	2024	2025
Reductions to revenue	$360	$455	$484
Charges to operations and support	96	118	101
Charges to sales and marketing expense	61	54	77
Total payments made to customers	$517	$627	$662

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Year Ended December 31,
	2023	2024	2025
North America	$4,638	$5,006	$5,196
Europe, the Middle East, and Africa	3,615	4,135	4,729
Latin America	824	969	1,160
Asia Pacific	840	992	1,156
Total revenue disaggregated by geographic region	$9,917	$11,102	$12,241

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,176	$4	$(3)	$2,177
Mortgage-backed and asset-backed securities	381	1	(4)	378
Government bonds	224	—	—	224
Commercial paper	214	—	—	214
Certificates of deposit	52	—	—	52
Total debt securities	3,047	5	(7)	3,045
Time deposits	702	—	—	702
Total short-term investments	$3,749	$5	$(7)	$3,747

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,277	$11	$—	$2,288
Mortgage-backed and asset-backed securities	441	2	(2)	441
Government bonds	262	—	—	262
Commercial paper	182	—	—	182
Certificates of deposit	149	—	—	149
Total debt securities	3,311	13	(2)	3,322
Time deposits	1,132	—	—	1,132
Total short-term investments	$4,443	$13	$(2)	$4,454

Long-term investments were immaterial as of December 31, 2024 and 2025.

As of December 31, 2024 and 2025, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax before reclassifications from AOCI to other expense, net were immaterial in 2023, 2024, and 2025. Realized gains and losses reclassified from AOCI to other expense, net were immaterial in 2023, 2024, and 2025.

Debt securities in an unrealized loss position had an estimated fair value of $1.1 billion and $161 million as of December 31, 2024 and 2025, respectively. A total of $269 million and $36 million of these securities were in a continuous unrealized loss position for more than twelve months as of December 31, 2024 and 2025, respectively. Unrealized losses were immaterial as of December 31, 2024 and 2025.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$1,523	$1,527
Due after one year through five years	1,702	1,702
Due after five years	99	97
Total	$3,324	$3,326

Airbnb, Inc.
Notes to Consolidated Financial Statements

Investments Accounted for Under the Equity Method

As of both December 31, 2024 and 2025, the carrying values of the Company’s equity method investments were $47 million. In 2023, 2024, and 2025, the Company recorded immaterial losses within other expense, net on the consolidated statements of operations, representing its proportionate share of net income or loss based on the investee’s financial results. There were no impairment charges in 2023 and 2024. The Company recorded an immaterial impairment charge in 2025.

Equity Investments Without Readily Determinable Fair Values

The Company holds equity investments in privately-held companies where fair values are not readily determinable and in which it lacks a controlling interest or significant influence. These investments had a net carrying value of $38 million and $11 million as of December 31, 2024 and 2025, respectively, and are classified within other assets, noncurrent on the consolidated balance sheets.

The Company recorded an impairment charge of $45 million and $30 million in 2024 and 2025, respectively, and did not have any impairment charges or downward adjustments for observable price changes in 2023.

The Company recorded immaterial upward adjustments in 2023 and 2025, and did not have any upward adjustments for observable price changes in 2024.

As of December 31, 2025, the cumulative impairment and downward adjustments for observable price changes were $108 million.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 5. Fair Value Measurements and Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,635	$—	$—	$1,635
Commercial paper	—	152	—	152
Government bonds	—	33	—	33
Corporate debt securities	—	2	—	2
Total cash and cash equivalents at fair value	1,635	187	—	1,822
Short-term investments:
Corporate debt securities	—	2,177	—	2,177
Mortgage-backed and asset-backed securities	—	378	—	378
Government bonds	—	224	—	224
Commercial paper	—	214	—	214
Certificates of deposit	—	52	—	52
Total short-term investments at fair value	—	3,045	—	3,045
Funds receivable and amounts held on behalf of customers:
Money market funds	1,340	—	—	1,340
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Other assets, noncurrent:
Foreign exchange derivative assets	—	6	—	6
Total assets at fair value	$2,975	$3,352	$—	$6,327
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$20	$—	$20

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$901	$—	$—	$901
Commercial paper	—	98	—	98
Government bonds	—	57	—	57
Corporate debt securities	—	7	—	7
Total cash and cash equivalents at fair value	901	162	—	1,063
Short-term investments:
Corporate debt securities	—	2,288	—	2,288
Mortgage-backed and asset-backed securities	—	441	—	441
Government bonds	—	262	—	262
Commercial paper	—	182	—	182
Certificates of deposit	—	149	—	149
Total short-term investments at fair value	—	3,322	—	3,322
Funds receivable and amounts held on behalf of customers:
Money market funds	2,164	—	—	2,164
Prepaids and other current assets:
Foreign exchange derivative assets	—	20	—	20
Total assets at fair value	$3,065	$3,504	$—	$6,569
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$68	$—	$68

Long-term investments were immaterial as of December 31, 2024 and 2025.

There were no transfers of financial instruments into or out of Level 3 in 2024 and 2025.

Airbnb, Inc.
Notes to Consolidated Financial Statements

There were no material changes in unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value in 2023, 2024, and 2025.

Note 6. Derivative Instruments and Hedging

The Company has a portion of its business denominated and transacted in foreign currencies, which subjects the Company to foreign exchange risk, and uses derivative instruments to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company may elect to designate certain derivatives to partially offset its business exposure to foreign exchange risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including instances where the cost of hedging is determined to outweigh the potential benefit of mitigating the exposure. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates.

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

The following table summarizes the effect of derivative instruments on the Company’s consolidated balance sheets (in millions):

	Derivative Assets(1)(2)
		Fair value as of December 31,
	Location	2024	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$90	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$23	$16

	Derivative Liabilities(1)(2)
		Fair value as of December 31,
	Location	2024	2025
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$—	$61

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$20	$7

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.
(2)The noncurrent derivative assets and liabilities were immaterial.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of December 31, 2025, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $18 million, resulting in net derivative assets of $2 million and net derivative liabilities of $52 million.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table summarizes the activity of derivative instruments designated as cash flow hedges before reclassifications from AOCI to revenue and the impact of these derivative contracts on AOCI, net of tax (in millions):

	Year Ended December 31,
	2023	2024	2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts(1)	$(30)	$125	$(203)

(1)Gain (loss) recognized in other comprehensive income (loss).

Realized gains (losses) on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the consolidated statements of operations were immaterial in 2023 and 2024, and $(64) million in 2025.

As of December 31, 2024 and 2025, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $80 million and $(59) million, respectively.

Derivative Instruments Not Designated as Hedging Instruments

The following table presents the activity of derivative instruments not designated as hedging instruments on the consolidated statements of operations (in millions):

	Realized Gain (Loss) on Derivatives			Unrealized Gain (Loss) on Derivatives
	Year Ended December 31,			Year Ended December 31,
	2023	2024	2025	2023	2024	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(43)	$(59)	$44	$10	$11	$6

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.1 billion and $2.7 billion as of December 31, 2024 and 2025, respectively.

Cash Flow Hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $2.5 billion and $3.1 billion as of December 31, 2024 and 2025, respectively.

As of December 31, 2025, approximately $63 million of deferred net losses on both outstanding and matured derivatives in AOCI are expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions, which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.
Note 7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in 2024 and 2025 were as follows (in millions):

Amount
Balance as of December 31, 2023	$752
Foreign currency translation adjustments	(2)
Balance as of December 31, 2024	750
Foreign currency translation adjustments	4
Balance as of December 31, 2025	$754

Intangible Assets

As of December 31, 2024 and 2025, intangible assets, net were $27 million and $16 million, respectively, net of accumulated amortization of $67 million and $78 million, respectively. The estimated future amortization expense of $16 million will be amortized through 2029. Amortization expense related to intangible assets was immaterial in 2023, 2024, and 2025.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	December 31,
	2024	2025
Computer software and capitalized internal-use software	$122	$147
Leasehold improvements	110	114
Other(1)	56	49
Total property and equipment, gross	288	310
Less: Accumulated depreciation and amortization	(141)	(203)
Total property and equipment, net	$147	$107

(1)Other includes building and land, computer equipment, construction in process, and office furniture and equipment.

Depreciation expense related to property and equipment in 2023, 2024, and 2025 was $18 million, $16 million, and $17 million, respectively. In 2023, 2024, and 2025, amortization of capitalized internal-use software costs was $13 million, $34 million, and $61 million, respectively.

The net carrying value of capitalized internal-use software as of December 31, 2024 and 2025 was $69 million and $33 million, respectively.
Note 9. Leases

The Company’s material operating leases consist of office space. The Company’s leases generally have remaining terms of one to 13 years, some of which include one or more options to extend the leases up to 10 years. Additionally, some lease contracts include termination options. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

The components of lease cost, excluding the immaterial impact from sublease income, were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Operating lease cost	$58	$53	$47
Short-term lease cost	6	4	4
Variable lease cost	16	17	19
Lease cost, net	$80	$74	$70

Lease costs are classified within operations and support, product development, sales and marketing, and general and administrative expenses on the consolidated statements of operations.

Weighted-average lease term and discount rate were as follows:

	December 31,
	2024	2025
Weighted-average remaining lease term (years)	7.2	6.9
Weighted-average discount rate	7.3%	7.4%

Airbnb, Inc.
Notes to Consolidated Financial Statements

Maturities of lease liabilities (excluding short-term leases) were as follows as of December 31, 2025 (in millions):

Year Ending December 31,	Amount(1)
2026	$86
2027	9
2028	38
2029	50
2030	44
Thereafter	139
Total lease payments	366
Less: Imputed interest	(94)
Present value of lease liabilities	272
Less: Current portion of lease liabilities	(68)
Total long-term lease liabilities	$204

(1)Amounts are net of tenant improvement allowances.

Note 10. Debt

Convertible Senior Notes

On March 8, 2021, the Company issued $2.0 billion aggregate principal amount of 0% convertible senior unsecured notes due March 15, 2026 (the "2026 Notes"), unless earlier converted, redeemed, or repurchased, pursuant to an indenture, dated March 8, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and do not bear interest.

As of both December 31, 2024 and 2025, total outstanding debt, net of unamortized debt discount and debt issuance costs, was $2.0 billion and the effective interest rate was 0.2%. Debt issuance costs related to the 2026 Notes totaled $21 million and were comprised of commissions payable to the initial purchasers and third-party offering. These costs are amortized to interest expense using the effective interest method over the contractual term. In 2023, 2024, and 2025, interest expense was immaterial.

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

The 2026 Notes were convertible at the option of the holders before December 15, 2025 only upon the occurrence of certain events, and from and after December 15, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding March 15, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.

As of December 31, 2025, the if-converted value of the 2026 Notes did not exceed the outstanding principal amount.

As of December 31, 2025 the total estimated fair value of the 2026 Notes was $2.0 billion and was determined based on a market approach using actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period, or Level 2 inputs.

Capped Calls

On March 3, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers and other financial institutions (the "option counterparties") at a cost of $100 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes, its common stock price exceeds the conversion price of the 2026 Notes. The cap price of the Capped Calls was $360.80 per share of Class A common stock, which represented a premium of 100% over the last reported sale price of the Class A common stock of $180.40 per share on March 3, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in-capital within stockholders’ equity.

Airbnb, Inc.
Notes to Consolidated Financial Statements

2022 Credit Facility

In October 2022, the Company terminated its then existing credit facility and entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit. The 2022 Credit Facility has a commitment fee based on ratings and leverage ratios with amounts that range from 0.10% to 0.20% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on ratings and leverage ratios with amounts that range from (i) in the case of the Secured Overnight Financing Rate (“SOFR”) borrowings, 1.0% to 1.5%, plus SOFR, subject to a floor of 0.0%, or (ii) in the case of base rate borrowings, 0.0% to 0.5%; plus the greatest of (a) the rate of interest in effect for such day by Morgan Stanley Senior Funding, Inc. as its “prime rate”; (b) the federal funds effective rate plus 0.5%; and (c) SOFR for a one-month period plus 1.0%. Outstanding balances may be repaid prior to maturity without penalty. The 2022 Credit Facility contains customary events of default, affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2025. As of December 31, 2025, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $20 million.
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

Class A Common Stock Warrants

In 2024, the Company had warrants outstanding to purchase shares of Class A common stock with an exercise price of $28.355 per share. During 2024, all the outstanding warrants were exercised to purchase 0.8 million shares of Class A common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 0.7 million shares of the Class A common stock.

Preferred Stock

The Company's board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series, without stockholder approval. The board of directors has the authority to determine the rights, preferences, privileges, and restrictions for each series, which may include dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and sinking fund provisions. These rights could be superior to those of the Company’s common stock. The preferred stock has a par value of $0.0001 per share, and no shares of preferred stock are currently issued, or outstanding.

Share Repurchase Programs

In February 2024, the Company's board of directors approved a share repurchase program to purchase up to $6.0 billion of the Company’s Class A common stock. In August 2025, the Company’s board of directors approved a new share repurchase program with authorization to purchase up to an additional $6.0 billion of the Company's Class A common stock. Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

In 2025, the Company repurchased and subsequently retired 29.7 million shares of Class A common stock for $3.8 billion. In 2024, the Company repurchased and subsequently retired 24.5 million shares of Class A common stock for $3.4 billion.

As of December 31, 2025, the Company completed the repurchases under the February 2024 share repurchase program and had $5.6 billion available to repurchase shares of Class A common stock under the August 2025 share repurchase program.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 12. Stock-Based Compensation and Employee Benefit Plan

Stock-Based Compensation Expense

Stock-based compensation expense was $1.1 billion, $1.4 billion, and $1.6 billion in 2023, 2024, and 2025, respectively. The income tax benefit recognized on the consolidated statement of operations on stock-based compensation expense was $227 million, $273 million, and $317 million, in 2023, 2024, and 2025, respectively.

In 2023 and 2024, the Company recorded income tax benefits of $435 million and $39 million, respectively, related to vested or exercised awards. In 2025, the Company recorded an immaterial amount of income tax expense for these awards. These amounts do not reflect indirect impacts, primarily from the research and development tax credit.

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

Stock Option and Restricted Stock Unit Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2023	2024	2025
Expected term (years)	1.4 - 6.1	6.1	6.1
Risk-free interest rate	3.6% - 5.0%	4.3% - 4.4%	3.8% - 4.0%
Expected volatility	51.3% - 54.4%	51.8% - 52.7%	50.2% - 50.7%
Expected dividend yield	—	—	—

A summary of stock option and RSU activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding Restricted Stock Units
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balances as of December 31, 2023	7	$71.76	30	$85.35
Granted	1	168.18	13	153.36
Exercised/Vested	(3)	41.55	(11)	119.00
Canceled	—	—	(2)	143.07
Balances as of December 31, 2024	5	93.53	30	97.93
Granted	1	139.80	16	136.11
Exercised/Vested	(1)	53.34	(11)	138.98
Canceled	—	—	(3)	140.20
Balances as of December 31, 2025	5	$108.28	32	$99.64

Airbnb, Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	5	$93.53	5.43	$260
Options exercisable as of December 31, 2024	4	80.55	4.69	253
Options outstanding as of December 31, 2025	5	108.28	5.79	203
Options exercisable as of December 31, 2025	4	94.05	4.48	199

In May 2023, 11.2 million stock options were exercised in cashless transactions pursuant to which the Company withheld and retired 5.7 million shares of common stock, valued at their fair market value on the exercise date, to cover the related $567 million of employee withholding tax and $36 million of exercise cost.

In 2023, 2024, and 2025, the weighted-average fair value of stock options granted under the Plans was $65.22, $93.29, and $69.08 per share, respectively.

In 2023, 2024, and 2025, the aggregate intrinsic value of stock options exercised was $1.6 billion, $254 million, and $82 million, respectively, and the total grant-date fair value of stock options that vested was $44 million, $51 million, and $46 million, respectively.

As of December 31, 2025, there was $114 million of total unrecognized compensation cost related to stock option awards granted under the Plans. The unrecognized cost as of December 31, 2025 is expected to be recognized over a weighted-average period of 2.9 years.

RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years.

Employee Benefit Plan

The Company maintains a 401(k) defined contribution benefit plan that covers substantially all of its domestic employees. The plan allows U.S. employees to make voluntary pre-tax contributions in certain investments at the discretion of the employee, up to maximum annual contribution subject to Internal Revenue Code limitations. The Company’s contributions to the plan was $27 million, $30 million, and $35 million in 2023, 2024, and 2025, respectively.
Note 13. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. The following table presents these non-cancelable commitments and obligations as of December 31, 2025 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations	$1,749	$219	$930	$600	$—
Other commitments	169	66	80	5	18
Total	$1,918	$285	$1,010	$605	$18

Purchase commitments include amounts related to the Company’s commercial agreement with a data hosting services provider, pursuant to which the Company committed to spend an aggregate of at least $1.7 billion for vendor services through 2031.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of December 31, 2025, the Company collects and remits Lodging Taxes in approximately 33,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 to 90-day period following the end of each month.

As of December 31, 2024 and 2025, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $312 million and $387 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2024 and 2025, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $83 million and $114 million, respectively. As of December 31, 2025, the Company estimates that the reasonably possible loss related to

Airbnb, Inc.
Notes to Consolidated Financial Statements

certain Lodging Taxes that can be determined in excess of the amounts accrued is between $25 million to $35 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company has estimated transactional tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2024, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $55 million. As of December 31, 2025, there were no accrued obligations related to these tax liabilities. In addition, the Company has identified reasonably possible exposures related to transactional taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of December 31, 2025, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $25 million and $35 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.

As of December 31, 2024 and 2025, the Company accrued a total of $227 million and $199 million of estimated tax liabilities, including interest and penalties, related to hosts’ withholding tax obligations, respectively. As of December 31, 2025, the Company estimates that the reasonably possible loss related to withholding income taxes that can be determined in excess of the amounts accrued is between $150 million to $160 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

In 2017, Italy passed a law purporting to require short-term rental platforms that process payments to withhold and remit host income tax and collect and remit tourist tax, amongst other obligations (“2017 Law”). The Company challenged this law before the Italian courts and the Court of Justice of the European Union (“CJEU”). On December 13, 2023, without admitting any liability, Airbnb Ireland signed an agreement with the Italian Revenue Agency (“ITA”) in settlement of the 2017-2021 audit period for an aggregate payment of 576 million Euro ($621 million). In December 2024, Airbnb Ireland signed a similar agreement in settlement of the 2022 audit period for an aggregate payment of 139 million Euro ($150 million). In January 2025, Airbnb Ireland entered into an agreement with the Italian Revenue Agency to close the 2023 audit period for an aggregate payment of 179 million Euro ($186 million). Of this amount, 123 million Euro ($148 million) was paid in December of 2024, while 56 million Euro ($66 million), which was recognized as a liability as of December 31, 2024, was paid in January 2025. In 2024, Airbnb Ireland commenced withholding on host payments related to Italian listings.

With respect to all other transactional taxes and withholding tax on payments made to hosts for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

Payroll Taxes

The Company is subject to regular payroll tax examinations by various international, state and local jurisdictions. Although management believes its tax withholding remittance practices are appropriate, the Company may be subject to additional tax liabilities, including interest and penalties, if any tax authority disagrees with the Company’s withholding and remittance practices, or if there are changes in laws, regulations, administrative practices, principles, or interpretations related to payroll tax withholding in the various international, state and local jurisdictions.

Legal and Regulatory Matters

The Company has been and is currently a party to various legal and regulatory matters arising in the normal course of business. Such proceedings and claims, even if not meritorious, can require significant financial and operational resources, including the diversion of management’s attention from the Company’s business objectives.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Regulatory Matters

The Company operates in a complex legal and regulatory environment and its operations are subject to various U.S. and foreign laws, rules, and regulations, including those related to: Internet activities; short-term rentals, long-term rentals and home sharing; real estate, property rights, housing and land use; travel and hospitality; privacy and data protection; intellectual property; competition; health and safety; protection of minors; consumer protection; employment; payments, money transmission, economic and trade sanctions, anti-corruption and anti-bribery; taxation; and others. In addition, the nature of the Company’s business exposes it to inquiries and potential claims related to the compliance of the business with applicable law and regulations. In some instances, applicable laws and regulations do not yet exist or are being applied, interpreted or implemented to address aspects of the Company’s business, and such adoption or interpretation, or implementation could further alter or impact the Company’s business.

In certain instances, the Company has been party to litigation with municipalities relating to or arising out of certain regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.

In July 2025, Airbnb received a letter from the Spanish Ministry of Consumer Affairs proposing to assess a fine of approximately 110 million Euro ($129 million) in connection with alleged non-compliance with short-term rental listing regulations in Spain. In September 2025, the Spanish Ministry of Consumer Affairs subsequently reduced the fine to approximately 65 million Euro ($76 million). Airbnb has disputed the fine and the applicability of these rules to short-term listings, and any potential loss is neither probable or estimable at this time. Global regulatory requirements and challenges affecting our business continue to increase. These challenges may have a material impact on our business, results of operations, and financial condition.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

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
Note 14. Income Taxes

The domestic and foreign components of Income before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Domestic	$1,913	$3,047	$2,719
Foreign	189	284	418
Income before income taxes	$2,102	$3,331	$3,137

The components of the provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Current
Federal	$19	$103	$80
State	8	23	25
Foreign	158	124	145
Total current provision for income taxes	185	250	250
Deferred
Federal	(2,410)	397	348
State	(461)	36	35
Foreign	(4)	—	(7)
Total deferred provision for (benefit from) income taxes	(2,875)	433	376
Total provision for (benefit from) income taxes	$(2,690)	$683	$626

As further described in Note 2. Significant Accounting Policies, the Company has elected to prospectively adopt ASU 2023-09.

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the year ended December 31, 2025 (in millions, except percentages) in accordance with ASU 2023-09:

	Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$659	21.0%
State and local income taxes, net of federal benefit(1)	33	1.1
Foreign tax effects	28	0.9
Effect of cross-border tax laws:
Foreign derived intangible income	(166)	(5.3)
Other	(49)	(1.6)
Tax Credits:
Research and development (“R&D”) credits	(121)	(3.9)
Valuation allowance	221	7.0
Non-taxable or non-deductible items:
Stock-based compensation	36	1.2
Other	27	0.9
Uncertain tax positions	(42)	(1.3)
Provision for income taxes effective tax rate	$626	20.0%

(1)The jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York, New York City, and Illinois.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses and changes to the U.S. taxation of foreign derived intangible income. Following the enactment of the OBBBA, management concluded it is no longer more-likely-than-not that the Company will be able to utilize its federal corporate alternative minimum tax (“CAMT”) credits. No prudent and feasible tax-planning strategies are currently available that would allow the Company to utilize its historic CAMT credits, and consequently recorded a $213 million valuation allowance. The Company's policy is to not consider the impact of future years’ CAMT in its valuation allowance assessment for regular deferred tax assets. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change. The Company will continue to evaluate the full impact of legislative changes as more guidance becomes available.

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the years ended December 31, 2024 and 2023, as previously disclosed, prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2023	2024
Expected income tax expense at U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefits	0.3	1.3
Foreign tax rate differential	2.9	0.8
Stock-based compensation	(16.7)	(0.2)
Other statutorily non-deductible expenses	0.1	0.1
Research and development credits	(5.5)	(2.2)
Uncertain tax positions—prior year positions	1.8	—
Uncertain tax positions—current year positions	1.7	1.4
U.S. tax on foreign income, net of allowable credits and deductions	3.9	—
Foreign-derived intangible income deduction	(1.0)	(2.0)
Change in valuation allowance	(136.6)	0.3
Other, net	0.1	—
Effective tax rate	(128.0)%	20.5%

Airbnb, Inc.
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities consisted of the following (in millions):

	December 31,
	2024	2025
Deferred tax assets:
Loss carryforwards	$462	$253
Tax credit carryforwards	999	806
Accruals and reserves	122	153
Non-income tax accruals	84	81
Stock-based compensation	70	75
Operating lease liabilities	61	51
Intangible assets	140	111
Capitalized research and development costs	882	1,049
Other, net	62	187
Gross deferred tax assets	2,882	2,766
Valuation allowance	(395)	(626)
Total deferred tax assets	2,487	2,140
Deferred tax liabilities:
Property and equipment basis differences	(20)	(7)
Operating lease assets	(25)	(25)
Other, net	(7)	(9)
Total deferred tax liabilities	(52)	(41)
Total net deferred tax assets	$2,435	$2,099

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, capital loss carryovers, certain losses subject to the dual consolidated loss rules, and CAMT credits. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. The Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

As of December 31, 2025, the Company had no remaining net operating loss carryforwards for federal income tax purposes. As of December 31, 2025, the Company had federal research and development tax credit carryforwards of $489 million, which will begin to expire in 2042 if not utilized. As of December 31, 2025, the Company had CAMT credit carryforwards of $400 million, which do not have an expiration date and may be claimed against regular tax in future years.

As of December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of $3.4 billion. Some of the Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2035. As of December 31, 2025, the Company had state research and development tax credit carryforwards of $526 million, which do not have an expiration date.

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

Airbnb, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Balance at beginning of year	$650	$780	$869
Gross increases related to prior year tax positions	52	1	18
Gross decreases related to prior year tax positions	(8)	(1)	(105)
Gross increases related to current year tax positions	103	106	74
Reductions due to settlements with taxing authorities	(12)	(14)	(15)
Reduction due to lapse in statute of limitations	(5)	(3)	(6)
Balance at end of year	$780	$869	$835

The Company is in various stages of examination in connection with its ongoing tax audits globally, and it is difficult to determine when these examinations will be settled. The Company believes that an adequate provision has been recorded for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company may be required to record an adjustment to the provision for (benefit from) income taxes on the consolidated statements of operations in the period such resolution occurs. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact the Company’s tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

As of December 31, 2025, unrecognized tax benefits totaled $693 million, which, if recognized, would impact the Company’s effective income tax rate. The Company’s accrual for interest and penalties was $100 million as of both December 31, 2024 and 2025, as presented on the consolidated balance sheets.

The Company’s significant tax jurisdictions include the United States, California, and Ireland. The Company’s 2008 to 2025 tax years remain subject to examination in the United States and various states due to tax attributes and statutes of limitations, and its 2021 to 2025 tax years remain subject to examination in Ireland. There are other ongoing audits in various other jurisdictions that are immaterial to the Company’s consolidated financial statements. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion plus penalties and interest, which exceeds the current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. The Company entered into an administrative dispute process with IRS Appeals, however an acceptable outcome was not reached. In May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claimed that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s consolidated statements of cash flows.

Airbnb, Inc.
Notes to Consolidated Financial Statements

Note 15. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the years indicated (in millions, except per share amounts):

	Year Ended December 31,
	2023	2024	2025
Net income	$4,792	$2,648	$2,511
Add: convertible notes interest expense, net of tax	3	4	3
Net income - diluted	$4,795	$2,652	$2,514
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	637	632	613
Effect of dilutive securities	25	13	10
Diluted	662	645	623

Net income per share attributable to Class A and Class B common stockholders:
Basic	$7.52	$4.19	$4.10
Diluted	$7.24	$4.11	$4.03

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

As of each December 31, 2023, 2024, and 2025, RSUs to be settled in 9.6 million shares of Class A common stock were excluded from the table below because they are subject to market conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Year Ended December 31,
	2023	2024	2025
Stock options	2	2	2
RSUs	5	7	11
Total	7	9	13
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

Airbnb, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the Company’s significant segment expenses (in millions):

	Year Ended December 31,
	2023	2024	2025
Revenue	$9,917	$11,102	$12,241
Less:
Merchant fees and chargebacks	1,369	1,508	1,666
Stock-based compensation expense	1,120	1,407	1,592
Salaries and benefits	1,558	1,686	2,009
Marketing	1,215	1,514	1,704
Professional and third-party services(1)	1,078	1,083	1,218
Non-income taxes	894	237	305
Other items(2)	1,165	1,114	1,203
Total cost and expense	8,399	8,549	9,697
Income from operations	1,518	2,553	2,544
Interest income	721	818	705
Other expense, net	(137)	(40)	(112)
Income before income taxes	2,102	3,331	3,137
Provision for (benefit from) income taxes	(2,690)	683	626
Net income	$4,792	$2,648	$2,511

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce, fees for legal, audit, and tax services.
(2)Other items primarily include expenses and costs related to data hosting services, insurance, customer relations, and software and equipment.

Geographic Information

The following table sets forth the breakdown of revenue by geography, determined based on the location of the host’s listing (in millions):

	Year Ended December 31,
	2023	2024	2025
United States	$4,290	$4,640	$4,814
International[1]	5,627	6,462	7,427
Total revenue	$9,917	$11,102	$12,241

(1)No individual international country represented 10% or more of the Company’s total revenue in 2023, 2024, or 2025.

The following table sets forth the breakdown of long-lived assets based on geography (in millions):

	December 31,
	2024	2025
United States	$245	$204
Ireland	30	22
Other international	16	31
Total long-lived assets	$291	$257

Long-lived assets as of December 31, 2024 and 2025 consisted of property and equipment and operating lease ROU assets. Long-lived assets attributed to the United States, Ireland, and other international geographies are based upon the country in which the asset is located.

Airbnb, Inc.
Schedule II—Valuation and Qualifying Account
The table below details the activity of the valuation allowance on deferred tax assets for the years ended December 31, 2023, 2024, and 2025 (in millions):

	Balance at Beginning of Year	Charged to Expenses	Credited to Expenses	Balance at End of Year
Valuation Allowance on Deferred Tax Assets
Year Ended December 31, 2023	$3,166	$95	$(2,897)	$364
Year Ended December 31, 2024	$364	$31	$—	$395
Year Ended December 31, 2025	$395	$231	$—	$626

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2026 Proxy Statement (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders.

We have adopted a Code of Ethics that applies to our officers, directors, and employees, which is available on our website (investors.airbnb.com) under “Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (investors.airbnb.com) (1) the nature of any amendment to our Code of Ethics that applies to our directors, or our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver, and the date of the waiver.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, immaterial, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	06/07/2024	3.1
3.2	Amended and Restated Bylaws, of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Description of Securities	10-K	001-39778	02/25/2022	4.1
4.2	Form of Class A Common Stock Certificate	S-1	333-250118	11/16/2020	4.2
4.3	Form of Class B Common Stock Certificate	S-8	333-251251	12/10/2020	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated April 17, 2020, by and among the Registrant and the investors listed therein	S-1	333-250118	11/16/2020	4.3
4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 17, 2020, by and among the Registrant and the Investors listed therein	S-1/A	333-250118	12/01/2020	4.4
4.6	Indenture, dated as of March 8, 2021, between Airbnb, Inc. and U.S. Bank National Association, as trustee	8-K	001-39778	03/08/2021	4.1
4.7	Form of Certificate representing the 0% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39778	03/08/2021	4.1
10.1	Office Lease Agreement, dated April 26, 2012, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.3
10.2	First Amendment to Office Lease Agreement, dated December 10, 2013, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.4
10.3	Second Amendment to Office Lease Agreement, dated May 29, 2014, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.5
10.4	Third Amendment to Office Lease Agreement, dated February 24, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.6
10.5	Fourth Amendment to Office Lease Agreement, dated May 13, 2015, by and among the Registrant and 888 Brannan LP	S-1	333-250118	11/16/2020	10.7
10.6	Fifth Amendment to Office Lease Agreement, dated June 14, 2017, by and among the Registrant and T-C 888 Brannan LLC	S-1	333-250118	11/16/2020	10.8
10.7	Sixth Amendment to Office Lease Agreement, dated September 26, 2019, by and among the Registrant and T-C 888 Brannan LLC	S-1	333-250118	11/16/2020	10.9
10.8	Seventh Amendment to Office Lease Agreement, dated October 8, 2020, by and among the Registrant and T-C 888 Brannan Owner LLC	S-1	333-250118	11/16/2020	10.10
10.9	Eight Amendment to Office Lease Agreement, dated September 28, 2021, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/25/2022	10.11
10.10	Ninth Amendment to Office Lease Agreement, dated October 18, 2022, by and among the Registrant and T-C 888 Brannan Owner LLC	10-Q	001-39778	11/03/2022	10.3
10.11	Tenth Amendment to Office Lease Agreement, dated October 18, 2023, by and among the Registrant and T-C 888 Brannan Owner LLC	10-K	001-39778	02/16/2024	10.11
10.12	Eleventh Amendment to Office Lease Agreement, dated October 24, 2024, by and among the Registrant and T-C 888 Brannan Owner LLC	10-Q	001-39778	11/07/2024	10.1
10.13(a)#	2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(a)
10.13(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2008 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.11(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
10.13(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.11(c)
10.14(a)#	2018 Equity Incentive Plan	S-1/A	333-250118	12/01/2020	10.12(a)
10.14(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(b)
10.14(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.12(c)
10.15#	HotelTonight, Inc. 2011 Equity Incentive Plan	S-1	333-250118	11/16/2020	10.13
10.16(a)#	2020 Incentive Award Plan	S-1/A	333-250118	12/01/2020	10.14(a)
10.16(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(b)
10.16(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan	S-1	333-250118	11/16/2020	10.14(c)
10.17#	Employee Stock Purchase Plan	S-1/A	333-250118	12/01/2020	10.15
10.18#	Employment Agreement by and between the Registrant and Brian Chesky	S-1	333-250118	11/16/2020	10.16
10.19#	Employment Agreement by and between the Registrant and Nathan Blecharczyk	S-1	333-250118	11/16/2020	10.18
10.20#	Employment Agreement by and between the Registrant and Aristotle Balogh	S-1	333-250118	11/16/2020	10.20
10.21#	Employment Agreement by and between the Registrant and Elinor Mertz	10-Q	001-39778	08/06/2024	10.1
10.22#	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39778	05/09/2023	10.2
10.23#	Form of Indemnification Agreement for Directors and Officers	S-1	333-250118	11/16/2020	10.25
10.24#	Nominating Agreement, dated as of November 27, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk and the Registrant	S-1/A	333-250118	12/01/2020	10.29
10.25#	Voting Agreement, dated as of December 4, 2020, by and among Brian Chesky, Joe Gebbia, Nathan Blecharczyk, and certain affiliated trusts and entities described therein	S-1/A	333-250118	12/07/2020	10.31
10.26	Form of Capped Call Confirmation	8-K	001-39778	03/08/2021	10.1
10.27#	Form of Change in Control and Severance Agreement between the Registrant and its Executive Officers	10-Q	001-39778	05/09/2022	10.1
10.28	Revolving Credit Agreement, dated October 31, 2022, by and among the Registrant, certain subsidiaries of the Registrant, and Morgan Stanley Senior, as amended on February 16, 2023	10-K	001-39778	02/17/2023	10.31
19.1	Airbnb, Inc. Insider Trading Policy	10-K	001-39778	02/13/2025	19.1
21.1	List of Significant Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Airbnb, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39778	02/16/2024	97
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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: February 12, 2026		Brian Chesky Chief Executive Officer
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

Name and Signature	Title	Date

/s/ BRIAN CHESKY	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Brian Chesky

/s/ ELINOR MERTZ	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Elinor Mertz

/s/ DAVID BERNSTEIN	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
David Bernstein

/s/ ANGELA AHRENDTS	Director	February 12, 2026
Angela Ahrendts

/s/ AMRITA AHUJA	Director	February 12, 2026
Amrita Ahuja

/s/ NATHAN BLECHARCZYK	Director	February 12, 2026
Nathan Blecharczyk

/s/ KENNETH CHENAULT	Director	February 12, 2026
Kenneth Chenault

/s/ JOSEPH GEBBIA	Director	February 12, 2026
Joseph Gebbia

/s/ JEFFREY JORDAN	Director	February 12, 2026
Jeffrey Jordan

/s/ ALFRED LIN	Director	February 12, 2026
Alfred Lin

/s/ JAMES MANYIKA	Director	February 12, 2026
James Manyika