Form 10-Q
period 2026-03-31
Airbnb, Inc.
filed 2026-05-07
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 17, 2026, 417,930,233 shares of the registrant's Class A common stock were outstanding, 175,574,690 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our global expansion efforts and our expectations regarding our markets strategy and future investments in less mature markets;
•our expansion efforts beyond travel accommodations and our expectations regarding our multi-year product roadmap;
•our expectations regarding new products and offerings and investments in our platform;
•our initiatives related to trust and safety on our platform;
•our expectations regarding our technology platform and technological investments, and expectations regarding improvements to our foundational technology;
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
•our expectations regarding the success of integrating acquisitions into our business or the success of businesses we may acquire;
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
•our expectations regarding the resilience of our model and our ability to adapt to geopolitical conflicts or other changes in the travel industry or economic environment;
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
•our expectations regarding our lodging tax obligations and other non-income tax liabilities; and
•our expectations regarding the impact of new accounting standards on our financial statements.

We caution investors that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors listed or described from time to time in the Company’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or described in the section titled “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

This Quarterly Report on Form 10-Q, together with the documents that we reference in it and have filed as exhibits, should be read in its entirety with the understanding that our actual future results may be materially different from our expectations. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$6,560	$7,037
Short-term investments	4,454	4,968
Funds receivable and amounts held on behalf of customers	6,959	10,550
Prepaids and other current assets	824	1,046
Total current assets	18,797	23,601
Deferred income tax assets	2,102	1,941
Goodwill and intangible assets, net	770	767
Other assets, noncurrent	539	519
Total assets	$22,208	$26,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,081
Funds payable and amounts payable to customers	6,959	10,550
Current portion of long-term debt	1,999	—
Unearned fees	1,743	2,733
Total current liabilities	13,649	16,364
Long-term debt, net	—	2,475
Other liabilities, noncurrent	360	353
Total liabilities	14,009	19,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 426 and 419 shares issued & outstanding, respectively; Class B - authorized 710 shares; 176 and 176 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively.	—	—
Additional paid-in capital	13,763	14,041
Accumulated other comprehensive loss	(62)	(2)
Accumulated deficit	(5,502)	(6,403)
Total stockholders’ equity	8,199	7,636
Total liabilities and stockholders’ equity	$22,208	$26,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Revenue	$2,272	$2,678
Costs and expenses:
Cost of revenue	506	581
Operations and support	303	326
Product development	568	638
Sales and marketing	563	751
General and administrative	294	296
Total costs and expenses	2,234	2,592
Income from operations	38	86
Interest income	173	155
Other income (expense), net	(38)	40
Income before income taxes	173	281
Provision for income taxes	19	121
Net income	$154	$160
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.25	$0.27
Diluted	$0.24	$0.26
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	621	598
Diluted	632	608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Net income	$154	$160
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	4	(9)
Net unrealized gain (loss) on cash flow hedges, net of tax	(73)	73
Foreign currency translation adjustments	13	(4)
Other comprehensive income (loss)	(56)	60
Comprehensive income	$98	$220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive loss	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	$—	$12,841	$(21)	$(4,883)	$7,937

	Three months ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	602	$—	$13,763	$(62)	$(5,502)	$8,199
Net income	—	—	—	—	160	160
Other comprehensive income	—	—	—	60	—	60
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1	—	(132)	—	—	(132)
Stock-based compensation	—	—	410	—	—	410
Repurchases of common stock	(8)	—	—	—	(1,061)	(1,061)
Balances as of March 31, 2026	595	$—	$14,041	$(2)	$(6,403)	$7,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net income	$154	$160
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	358	410
Deferred income taxes	1	147
Other, net	95	34
Changes in operating assets and liabilities:
Prepaids and other assets	(79)	(210)
Accrued expenses and other liabilities	155	179
Unearned fees	1,105	988
Net cash provided by operating activities	1,789	1,708
Cash flows from investing activities:
Purchases of short-term investments	(766)	(1,375)
Sales and maturities of short-term investments	623	849
Other investing activities, net	(8)	65
Net cash used in investing activities	(151)	(461)
Cash flows from financing activities:
Change in funds payable and amounts payable to customers	3,074	3,707
Proceeds from issuance of long-term debt, net of issuance costs	—	2,483
Principal repayment of long-term debt	—	(2,000)
Share repurchases	(807)	(1,088)
Taxes paid related to tax on equity awards	(152)	(140)
Proceeds from exercise of equity awards	30	8
Net cash provided by financing activities	2,145	2,970
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	207	(118)
Net increase in cash, cash equivalents, and restricted cash	3,990	4,099
Cash, cash equivalents, and restricted cash, beginning of period	12,760	13,486
Cash, cash equivalents, and restricted cash, end of period	$16,750	$17,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Description of Business

Airbnb, Inc. (the “Company” or “Airbnb”) was incorporated in Delaware in June 2008 and is headquartered in San Francisco, California. The Company operates a global platform for unique stays, experiences, and services. The Company’s marketplace model connects hosts and guests (collectively referred to as “customers”) online or through mobile devices to book these offerings around the world.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 12, 2026 (“2025 Annual Report”). The results for the interim periods are not necessarily indicative of results for the full year. Certain immaterial amounts in prior periods have been reclassified to conform to the current period presentation.

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

As the impact of the macroeconomic and geopolitical conditions, including inflation, interest rates, foreign currency fluctuations, tariffs, wars and other geopolitical conflicts, and trade controls continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the unaudited condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future unaudited condensed consolidated financial statements could be affected.

Derivative Instruments and Hedging

The Company’s primary objective for holding derivative instruments is to manage foreign currency exchange rate risk and interest rate risk associated with long-term debt. The Company enters into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. All derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value. The Company presents derivative assets and liabilities at their gross fair values in the unaudited condensed consolidated balance sheets, even if they are subject to master netting arrangements with the counterparties. The accounting treatment for derivative gains and losses is based on intended use and hedge designation. The Company classifies cash flows related to derivative instruments as operating activities in the unaudited condensed consolidated statements of cash flows.

Cash Flow Hedges

Gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item in the unaudited condensed consolidated statements of operations. The Company does not exclude any components in the assessment of hedge effectiveness for forwards and options.

If it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other income (expense), net, in the unaudited condensed consolidated statements of operations if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Gains and losses arising from changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized in the unaudited condensed consolidated statements of operations in other income (expense), net.

Fair Value Hedges

For derivative instruments designated and qualifying as fair value hedges, the change in the fair value is recognized in other income (expense), net in the period of change, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. The fair value is recorded in other assets or other liabilities, with a corresponding adjustment to the underlying hedged item on the unaudited condensed consolidated balance sheets.

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-06 to simplify the criteria required to capitalize internally developed software. The update simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance effective January 1, 2026, on a prospective basis. At adoption, there was no impact on its unaudited condensed consolidated financial statements. Furthermore, the Company does not expect the guidance to have a material impact on its consolidated financial statements or related disclosures for the year ended 2026.

In July 2025, the FASB issued ASU 2025-05 that allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The update is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2026, on a prospective basis. At adoption, there was no impact on its unaudited condensed consolidated financial statements. Furthermore, the Company does not expect the guidance to have a material impact on its consolidated financial statements or related disclosures for the year ended 2026.

Recently Issued Accounting Standards Not Yet Adopted

In November 2025, the FASB issued ASU 2025-09, which amends the guidance in ASC 815 Derivatives and Hedging to improve and simplify the application of hedge accounting. The update aligns hedge accounting more closely with an entity’s risk management activities and provides targeted improvements to existing guidance. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about an entity’s expenses, for both annual and interim periods in a tabular format in the footnotes to the financial statements, to include disaggregated information about specific categories underlying certain income statement expense line items. The update is effective for public companies on a prospective basis, with the option for retrospective application in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact on the Company's disclosures.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$6,560	$7,037
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	6,891	10,488
Restricted cash included in prepaids and other current assets	35	60
Total cash, cash equivalents, and restricted cash	$13,486	$17,585

Supplemental Disclosures of Cash Flow Information

Cash flow information consisted of the following (in millions):

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2025	2026
Cash paid for income taxes, net of refunds	$13	$40

Customer Receivables

Customer receivables, net recorded in prepaids and other current assets on the condensed consolidated balance sheets consisted of the following (in millions):

	December 31, 2025	March 31, 2026
Customer receivables	$225	$227
Customer receivables reserve	(39)	(36)
Customer receivable, net	$186	$191

Accrued Expenses, Accounts Payable, and Other Current Liabilities

Accrued expenses, accounts payable, and other current liabilities consisted of the following (in millions):

	December 31, 2025	March 31, 2026
Indirect taxes payable and estimated lodging and withholding tax liabilities	$1,132	$1,501
Compensation and employee benefits	593	446
Accounts payable	232	180
Operating lease liabilities, current	68	59
Other	923	895
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,081

Payments to Customers
The following table summarizes total payments made to customers (in millions):

	Three Months Ended March 31,
	2025	2026
Reductions to revenue	$104	$124
Charges to operations and support	21	26
Charges to sales and marketing expense	15	20
Total payments made to customers	$140	$170

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended March 31,
	2025	2026
North America	$1,054	$1,138
Europe, the Middle East, and Africa	597	747
Latin America	343	451
Asia Pacific	278	342
Total revenue disaggregated by geographic region	$2,272	$2,678

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,277	$11	$—	$2,288
Mortgage-backed and asset-backed securities	441	2	(2)	441
Government bonds	262	—	—	262
Commercial paper	182	—	—	182
Certificates of deposit	149	—	—	149
Total debt securities	3,311	13	(2)	3,322
Time deposits	1,132	—	—	1,132
Total short-term investments	$4,443	$13	$(2)	$4,454

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,697	$4	$(3)	$2,698
Mortgage-backed and asset-backed securities	509	1	(3)	507
Government bonds	319	—	(1)	318
Commercial paper	185	—	—	185
Certificates of deposit	128	—	—	128
Total debt securities	3,838	5	(7)	3,836
Time deposits	1,132	—	—	1,132
Total short-term investments	$4,970	$5	$(7)	$4,968

Long-term investments were immaterial as of December 31, 2025 and March 31, 2026.

As of December 31, 2025 and March 31, 2026, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax, before reclassifications from AOCI to other income (expense), net, and realized gains and losses reclassified from AOCI to other income (expense), net, were immaterial for the three months ended March 31, 2025 and 2026.

Debt securities in an unrealized loss position had an estimated fair value of $161 million and $1.0 billion, and unrealized losses of $12 million and $16 million as of December 31, 2025 and March 31, 2026, respectively. The total fair value of these securities that were in a continuous unrealized loss position for more than twelve months as of December 31, 2025 and March 31, 2026, was $36 million and $127 million respectively. Unrealized losses on these specific securities were $12 million as of both December 31, 2025 and March 31, 2026.

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$1,582	$1,583
Due after one year through five years	2,168	2,158
Due after five years	101	99
Total	$3,851	$3,840

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Investments Accounted for Under the Equity Method

As of December 31, 2025 and March 31, 2026, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $48 million, respectively. The Company recorded no impairment charges for the three months ended March 31, 2026. There was an impairment charge of $7 million recorded for the three months ended March 31, 2025. Unrealized losses were immaterial for the three months ended March 31, 2025 and 2026, and represent the Company’s proportionate share of net income or loss based on the investee’s financial results and are recorded within other income (expense), net, in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2026, the Company recognized a realized gain of $70 million on the sale of an equity investment, which was recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. The realized gain resulted from the cash proceeds received in connection with the acquisition of the investee by a third party and reflects the difference between the proceeds and the investment’s carrying amount.

Equity Investments Without Readily Determinable Fair Values

The Company holds equity investments in privately-held companies where fair values are not readily determinable and in which it lacks a controlling interest or significant influence. The investments are classified within other non-current assets on the unaudited consolidated balance sheets. The net carrying value of these investments was $11 million and $4 million as of December 31, 2025 and March 31, 2026, respectively.

During the three months ended March 31, 2025 and 2026, the Company recorded non-cash impairment charges of $30 million and $8 million, respectively. There were no upward adjustments for observable price changes recorded for the three months ended March 31, 2025 and 2026.

As of March 31, 2026, the cumulative impairment and downward adjustments for observable price changes were $115 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$901	$—	$—	$901
Commercial paper	—	98	—	98
Government bonds	—	57	—	57
Corporate debt securities	—	7	—	7
Total cash and cash equivalents	901	162	—	1,063
Short-term investments:
Corporate debt securities	—	2,288	—	2,288
Mortgage-backed and asset-backed securities	—	441	—	441
Government bonds	—	262	—	262
Commercial paper	—	182	—	182
Certificates of deposit	—	149	—	149
Total short-term investments	—	3,322	—	3,322

Funds receivable and amounts held on behalf of customers:
Money market funds	2,164	—	—	2,164
Prepaids and other current assets:
Foreign exchange derivative assets	—	20	—	20
Total assets at fair value	$3,065	$3,504	$—	$6,569
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$68	$—	$68

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,080	$—	$—	$1,080
Government bonds	—	155	—	155
Commercial paper	—	126	—	126
Corporate debt securities	—	6	—	6
Total cash and cash equivalents	1,080	287	—	1,367
Short-term investments:
Corporate debt securities	—	2,698	—	2,698
Mortgage-backed and asset-backed securities	—	507	—	507
Government bonds	—	318	—	318
Commercial paper	—	185	—	185
Certificates of deposit	—	128	—	128
Total short-term investments	—	3,836	—	3,836
Funds receivable and amounts held on behalf of customers:
Money market funds	2,386	—	—	2,386
Prepaids and other current assets:
Foreign exchange derivative assets	—	97	—	97
Total assets at fair value	$3,466	$4,220	$—	$7,686
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$43	$—	$43

As of March 31, 2026, the estimated fair value of the $2.5 billion aggregate principal amount of unsecured senior notes issued in March 2026 (“Senior Notes”) was $2.5 billion, determined using quoted market prices for similar instruments in active markets (Level 2). See Note 7, Debt, for additional information.

There were no unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the three months ended March 31, 2025 and 2026.

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2025 and 2026.

Note 6. Derivative Instruments and Hedging

The Company uses derivative instruments to manage risks related to foreign currencies and interest rates. The Company does not hold or issue derivatives for trading or speculative purposes.

Interest Rate Risk

In March 2026, in connection with the Company’s issuance of $2.5 billion aggregate principal amount of Senior Notes, the Company entered into interest rate swap agreements with an aggregate notional amount of approximately $1.7 billion. These interest rate swaps effectively convert the fixed interest rates on the $850 million principal amount of the 4.65% senior notes due March 2031 (“2031 Notes”) and $800 million of the principal amount of the 5.25% senior notes due March 2036 (“2036 Notes”) to floating interest rates based on the benchmark interest rate (Secured Overnight Financing Rate (“SOFR”)). Under the terms of the swaps, the Company receives fixed-rate interest payments from the swap counterparties and makes floating-rate interest payments based on SOFR plus a fixed spread.

Foreign Exchange Risk

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

Fair Value of Derivative Instruments

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)(2)
	Location	December 31, 2025	March 31, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$60

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$16	$37

	Derivative Liabilities(1)(2)
	Location	December 31, 2025	March 31, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$61	$18

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$7	$25

(1)Derivative assets and derivatives liabilities are measured using Level 2 inputs.
(2)Noncurrent derivative assets and liabilities were immaterial.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of March 31, 2026, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $42 million, resulting in net derivative assets of $62 million and immaterial net derivative liabilities.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2025	2026
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(61)	$58

Realized losses on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were immaterial and $15 million for the three months ended March 31, 2025 and 2026.

As of December 31, 2025 and March 31, 2026, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $(59) million and $14 million, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative Instruments Not Designated as Hedging Instruments

Realized gain (loss) on derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations was $5 million and $(14) million for the three months ended March 31, 2025 and 2026, respectively. Unrealized gain (loss) on derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations was immaterial for the three months ended March 31, 2025 and 2026.

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.7 billion and $3.2 billion as of December 31, 2025 and March 31, 2026, respectively.

Cash Flow Hedges

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $3.1 billion and $3.3 billion as of December 31, 2025 and March 31, 2026, respectively.

As of March 31, 2026, approximately $7 million of deferred net losses on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

Fair Value Hedges

The Company has designated its interest rate swaps as fair value hedges for accounting purposes, and these fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the gains and losses related to changes in the fair value of the interest rate swaps completely offset the changes in the fair value of the hedged portion of the underlying Senior Notes that are attributable to changes in market interest rates. The net interest settlements on the interest rate swaps, along with the offsetting fair value adjustments on the swaps and the hedged debt, are recognized as interest expense and presented within other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2026, the recognized fair value gains and losses on the Company’s interest rate swaps were immaterial.

Note 7. Debt

Senior Unsecured Notes

On March 16, 2026, the Company issued $2.5 billion aggregate principal amount of Senior Notes and utilized a portion of the net proceeds to fully repay the $2.0 billion outstanding aggregate principal amount of its 0% convertible senior notes due 2026 (“2026 Notes”) upon their maturity. The Company incurred debt discount and issuance costs of approximately $22 million in connection with the Senior Notes offering, which were allocated on a pro rata basis to the $850 million of 4.40% senior notes due March 2029 (“2029 Notes”), the 2031 Notes, and the 2036 Notes. The debt discount and issuance costs are amortized on an effective interest rate method to interest expense, which is presented within other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations, over the contractual term of the Senior Notes.

The Senior Notes rank equally with all of the Company's existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on March 16 and September 16 of each year.

The following table summarizes our long-term debt as of March 31, 2026 (in millions, except percentages):

	March 31, 2026
Instruments	Effective Interest Rate	Amount
4.40% Senior Notes due March 2029	4.7%	$850
4.65% Senior Notes due March 2031	4.9%	850
5.25% Senior Notes due March 2036	5.4%	800
Total long-term debt		2,500
Unamortized discount and debt issuance costs		(22)
Hedge fair value adjustments(1)		(3)
Total long-term debt, net		$2,475

(1)See Note 6, Derivative Instruments and Hedging, for further information on the interest rate swaps related to fixed-rate debt.

The principal maturities of the Senior Notes over the next five years of approximately $1.7 billion consist of the 2029 Notes and 2031 Notes, with the remaining $800 million maturing thereafter. For the three months ended March 31, 2025 and 2026, total interest expense related to the Senior Notes and the 2026 Notes, including the amortization of the debt discount and issuance costs, was immaterial.

The indenture governing the Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into certain sale and leaseback transactions; and (iii) in the case of the Company, consolidate with, merge into or sell, convey or lease all or substantially all of the Company’s assets to any other person, in each

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

case as set forth in the indenture. These covenants are, however, subject to a number of important limitations and exceptions. The indenture governing the Senior Notes also contains customary event of default provisions. The Company was in compliance with all covenants as of March 31, 2026.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2026.

As of March 31, 2026, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $20 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $358 million and $410 million for the three months ended March 31, 2025 and 2026, respectively.

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2025	5.4	$108.28	32.2	$99.64
Granted	0.5	126.51	11.2	126.55
Exercised/Vested	(0.1)	55.19	(2.8)	136.43
Canceled	(0.1)	151.92	(1.0)	138.13
As of March 31, 2026	5.7	$110.54	39.6	$103.63

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of March 31, 2026	5.7	$110.54	5.94	$166
Options exercisable as of March 31, 2026	3.8	$97.02	4.36	$164

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of March 31, 2026, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its 2025 Annual Report.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the U.S. and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of March 31, 2026, the Company collected and remitted Lodging Taxes in approximately 37,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2025 and March 31, 2026, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $387 million and $662 million, respectively. These payables were recorded in accrued expenses, accounts

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and March 31, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $131 million, respectively. As of March 31, 2026, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $25 million to $35 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Other Non-Income Taxes

The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its customers. Such disputes involve the applicability of non-income taxes such as transactional taxes (sales, value-added, business, digital service, and similar taxes) on services provided, as well as the applicability of withholding tax on payments made to hosts.

The Company has estimated non-income tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and March 31, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $199 million and $245 million, respectively. In addition, the Company has identified reasonably possible exposures related to non-income taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of March 31, 2026, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $195 million and $215 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

implementation could further alter or impact the Company’s business.

In certain instances, the Company has been party to litigation with municipalities relating to or arising out of certain regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.

In July 2025, Airbnb received a letter from the Spanish Ministry of Consumer Affairs proposing to assess a fine of approximately 110 million Euro ($129 million) in connection with alleged non-compliance with short-term rental listing regulations in Spain. In September 2025, the Spanish Ministry of Consumer Affairs subsequently reduced the fine to approximately 65 million Euro ($76 million). Airbnb has disputed the fine and the applicability of these rules to short-term listings, and any potential loss is neither probable nor estimable at this time. Global regulatory requirements and challenges affecting our business continue to increase. These challenges may have a material impact on our business, results of operations, and financial condition.

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

Host Protections

The Company offers the Host Damage Protection program, which reimburses hosts up to $3 million for direct physical loss or damage to a host’s property caused by guests during a confirmed Airbnb stay if the guest fails to pay for the damage. The Company retains risk and also maintains insurance from third parties on a per claim basis to protect the Company’s financial exposure under this program. The Company also maintains Host Liability Insurance (“HLI”) and Experiences & Services Liability Insurance (“ELI”). HLI and ELI each consist of commercial general liability insurance policies, with the Company as named insured and hosts and their landlords as additional insureds. HLI provides coverage up to $1 million per Airbnb stay and ELI provides coverage up to $1 million per guest per Experience. Each coverage includes various market standard conditions, limitations, and exclusions.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded income tax expense of $19 million and $121 million for the three months ended March 31, 2025 and 2026, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the same period in the prior year primarily due to a $69 million one-time adjustment of certain deferred tax assets as a result of changes to the US Corporate Alternative Minimum Tax (“CAMT”) and decreased stock-based compensation deductions.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, federal CAMT credits, capital loss carryovers, losses subject to the dual consolidated loss rules, and certain state net operating losses. The Company's policy is to not consider the impact of future years’ CAMT in its valuation allowance assessment for regular deferred tax assets. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s significant tax jurisdictions include the U.S., California, and Ireland. The Company is currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the 2013, 2016, 2017, and 2018 tax years. The primary issue under examination in the 2013 audit is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds the current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. The Company entered into an administrative dispute process with IRS Appeals, however an acceptable outcome was not reached. In May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claimed that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flows.

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2026
Net income	$154	$160
Add: convertible notes interest expense, net of tax	1	—
Net income - diluted	$155	$160
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	621	598
Effect of dilutive securities	11	10
Diluted	632	608
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.25	$0.27
Diluted	$0.24	$0.26

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

As of both March 31, 2025 and 2026, 9.6 million shares of RSUs were excluded from net income per share because they are subject to market conditions that were not achieved as of such date.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2025	2026
Stock options	2	3
RSUs	11	11
Total	13	14

Share Repurchase Program

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

During the three months ended March 31, 2026, the Company repurchased and subsequently retired 8.1 million shares of Class A common stock for $1.1 billion. As of March 31, 2026, the Company had $4.5 billion available to repurchase shares of Class A common stock under its share repurchase program.

During the three months ended March 31, 2025, the Company repurchased and subsequently retired 6.1 million shares of Class A common stock for $807 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended March 31,
	2025	2026
Revenue	$2,272	$2,678
Less:
Merchant fees and chargebacks	399	474
Salaries and benefits	507	587
Marketing	382	506
Stock-based compensation expense	358	410
Professional and third-party services(1)	260	282
Non-income taxes	57	48
Other items(2)	271	285
Total costs and expenses	2,234	2,592
Income from operations	38	86
Interest income	173	155
Other income (expense), net	(38)	40
Income before income taxes	173	281
Provision for income taxes	19	121
Net income	$154	$160

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce and fees for legal, audit, and tax.
(2)Other items primarily include expenses and costs related to data hosting services, insurance, software and equipment, and customer relations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2025 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Airbnb was founded in 2007 when two hosts welcomed three guests to their San Francisco home, and has since grown into a global community of over 5.5 million hosts who have welcomed over 2.5 billion guest arrivals in almost every country and region across the globe. Every day, hosts offer unique stays, experiences, and services that enable guests to connect with communities in a more authentic way. We operate a global marketplace connecting guests with these offerings, collectively in over 220 countries and regions.

We operate with five key stakeholders in mind: our employees, shareholders, hosts, guests, and the communities we serve. Our commitment to making long-term decisions that benefit all these stakeholders is fundamental to our sustained success.

First Quarter Financial Highlights

•Strong Top-Line Growth: Revenue grew by 18% to $2.7 billion for the three months ended March 31, 2026, compared to the same period in the prior year. This growth was primarily driven by an increase in the number of check-ins relating to Nights and Seats Booked, and an increase in our Average Daily Rate (“ADR”).

•Increased Profitability: Net income grew by $6 million to $160 million for the three months ended March 31, 2026, compared to the same period in the prior year. This improvement was primarily driven by strong revenue growth of 18%, which outpaced a 16% increase in operating expenses, alongside a $70 million realized gain from the sale of a privately-held equity investment. These increases were offset by continued investment in sales and marketing, and a $69 million one-time adjustment of certain deferred tax assets resulting from changes to the U.S. Corporate Alternative Minimum Tax (“CAMT”).

•Cash Generation: Cash provided by operating activities and Free Cash Flow1 (“FCF”) were both $1.7 billion for the three months ended March 31, 2026, compared to $1.8 billion for both metrics during the same period in 2025.

•Share Repurchases: During the three months ended March 31, 2026, we repurchased 8.1 million shares of Class A common stock for $1.1 billion, leaving $4.5 billion available to repurchase under our share repurchase program.

•Debt Refinancing: In March 2026, we issued $2.5 billion aggregate principal amount of unsecured senior notes ("Senior Notes"). We utilized approximately $2.0 billion of the net proceeds to fully repay our 0% convertible senior notes due in 2026 (“2026 Notes”), and retained the remaining net proceeds of approximately $500 million for general corporate purposes.

Macroeconomic and Geopolitical Conditions on our Business

As we look forward, we recognize the potential impact of challenging macroeconomic and geopolitical conditions on our business, including inflation, interest rates, foreign currency fluctuations, tariffs and trade controls, wars and other geopolitical conflicts, and potential decreased consumer spending. The conflict in the Middle East has had and is expected to continue to have a slight impact on near-term booking trends, including increased cancellations in Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific. To date, these conditions have not had a material impact on our business, results of operations, cash flows, and financial condition; however, the impact in the future of these macroeconomic and geopolitical conditions on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended March 31,
	2025	2026	% Change
Nights and Seats Booked	143	156	9%
Gross Booking Value	$24,515	$29,187	19%

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

During the three months ended March 31, 2026, the increase in Nights and Seats Booked, compared to the same period in the prior year, was driven by growth across all regions despite increased cancellations in EMEA and Asia Pacific from the Middle East conflict, with the strongest growth percentages in Latin America and Asia Pacific, as we continue to focus on international expansion. In addition, we observed a lengthening of lead times across all regions, driven in part by the continued expansion of our deferred payment programs.

Gross Booking Value

Gross Booking Value (“GBV”) represents the dollar value of bookings on our platform in a period and is inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations that occurred during that period. The timing of recording GBV and any related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Seats Booked” above. Revenue from the booking is recognized upon check-in; accordingly, GBV is a leading indicator of revenue. The entire amount of a booking is reflected in GBV during the quarter in which booking occurs, whether the guest pays the entire amount of the booking upfront or elects to use our deferred payment programs. Growth in GBV reflects our ability to attract and retain customers and reflects growth in Nights and Seats Booked.

During the three months ended March 31, 2026, the increase in GBV, compared to the same period in the prior year, was primarily due to an increase in Nights and Seats Booked and ADR. We saw GBV growth across all regions, with the strongest growth percentages in Latin America and Asia Pacific.

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
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes,
•other income (expense), net,
•interest income,
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements, and
•settlements and reserves for lodging, withholding, transactional and other non-income taxes where significant uncertainty exists as to how these taxes apply to users of our platform and Airbnb.

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

•Used by management to measure operational performance to assess our ability to generate cash from ongoing business operations, and to make decisions about capital allocation.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended March 31,
	2025	2026
Net income	$154	$160
Net income margin	7%	6%
Adjusted EBITDA	$417	$519
Adjusted EBITDA Margin	18%	19%

Net cash provided by operating activities	$1,789	$1,708
Net cash provided by operating activities margin	79%	64%
FCF	$1,781	$1,704
FCF Margin	78%	64%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended March 31,
	2025	2026
Revenue	$2,272	$2,678

Net income	$154	$160
Adjusted to exclude the following:
Provision for income taxes	19	121
Other (income) expense, net	38	(40)
Interest income	(173)	(155)
Depreciation and amortization	25	22
Stock-based compensation expense	358	410
Acquisition-related impacts	—	(2)
Lodging taxes, host withholding taxes, and transactional taxes, net	(4)	3
Adjusted EBITDA	$417	$519
Adjusted EBITDA Margin	18%	19%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and an increase in ADR.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to FCF (in millions, except percentages):

	Three Months Ended March 31,
	2025	2026
Revenue	$2,272	$2,678

Net cash provided by operating activities	$1,789	$1,708
Purchases of property and equipment	(8)	(4)
FCF	$1,781	$1,704
FCF Margin	78%	64%

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

GBV generally follows the same seasonal trends as Nights and Seats Booked. Because revenue is recognized when guest check-ins occur, revenue and Adjusted EBITDA have historically been highest in the third quarter and lowest in the first quarter. Holiday timing, such as Easter, and other events can also shift quarterly performance.

Seasonality in GBV also affects FCF. Higher GBV in the first half of the year typically results in increased unearned fees and higher FCF. During the third quarter, GBV is typically lower and check-ins reach their peak, resulting in decreased unearned fees. GBV and FCF are generally the lowest in the fourth quarter.

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	Three Months Ended March 31,
	2025	% of Revenue	2026	% of Revenue	% Change
Revenue	$2,272	100%	$2,678	100%	18%
Costs and expenses:
Cost of revenue	506	22	581	22	15
Operations and support(1)	303	13	326	12	8
Product development(1)	568	25	638	24	12
Sales and marketing(1)	563	25	751	28	33
General and administrative(1)	294	13	296	11	1
Total costs and expenses	2,234	98	2,592	97	16
Income from operations	38	2	86	3	126
Interest income	173	8	155	6	(10)
Other income (expense), net	(38)	(2)	40	2	205
Income before income taxes	173	8	281	11	62
Provision for income taxes	19	1	121	5	537
Net income	$154	7%	$160	6%	4%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended March 31,
	2025	% of Total	2026	% of Total	% Change
Operations and support	$21	6%	$25	6%	19%
Product development	230	64	263	65	14
Sales and marketing	44	12	55	13	25
General and administrative	63	18	67	16	6
Stock-based compensation expense	$358	100%	$410	100%	15%

Comparison of the Three Months Ended March 31, 2026 with the Same Period in 2025

Revenue

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Revenue	$2,272	$2,678	18%

Revenue increased $406 million, or 18%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and an increase in ADR. On a constant currency basis, revenue increased 15% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Cost of revenue	$506	$581	15%
Percentage of revenue	22%	22%

Cost of revenue increased $75 million, or 15%, primarily due to a $64 million increase in merchant fees and a $12 million increase in chargebacks. The increase in merchant fees was driven by higher net pay-in volumes, which were partially offset by higher payment processor rebates and incentives. The increase in chargebacks was driven by overall growth in GBV and a slight increase in our chargeback rate. These increases were partially offset by a reduction in amortization expenses related to capitalized internal-use software projects.

Operations and Support

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Operations and support	$303	$326	8%
Percentage of revenue	13%	12%

Operations and support expense increased $23 million, or 8%, primarily due to a $14 million increase in payroll-related expenses driven by an increase in average headcount and a $3 million increase in customer relations costs related to higher refunds and credits.

Product Development

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Product development	$568	$638	12%
Percentage of revenue	25%	24%

Product development expense increased $70 million, or 12%, primarily due to a $69 million increase in payroll-related expenses. This increase was driven by an increase in average headcount and annual compensation costs.

Sales and Marketing

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Brand and performance marketing	$378	$512	35%
Field operations and policy	185	239	29%
Total sales and marketing	$563	$751	33%
Percentage of revenue	25%	28%

Sales and marketing expense increased $188 million, or 33%, primarily due to a $126 million increase in marketing activities driven by paid growth initiatives in emerging markets and partnerships, a $42 million increase in payroll-related expenses driven by increased average headcount, and a $14 million increase in third-party service provider expenses incurred to support the expansion and optimization of Airbnb Experiences and Services supply.

General and Administrative

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
General and administrative	$294	$296	1%
Percentage of revenue	13%	11%

General and administrative expense remained relatively flat, increasing by $2 million, or 1%. This slight change was primarily due to a $7 million increase in professional services expenses, primarily related to legal and tax consulting fees, and a $6 million increase in payroll related expenses driven by increased average headcount, which were largely offset by a $10 million decrease in non-income taxes.

Interest Income

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Interest income	$173	$155	(10)%

Interest income decreased by $18 million, or 10%, for the three months ended March 31, 2026, primarily due to lower interest rates.

Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Other income (expense), net	$(38)	$40	205%

Other income (expense), net changed $78 million, or 205%, primarily resulting from $70 million in proceeds received following a third-party acquisition of a privately-held company investment with a carrying value of zero, and $32 million net change in impairment charges to privately-held company investments, partially offset by increased interest expense and net foreign exchange losses.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2026	% Change
	(in millions, except percentages)
Provision for income taxes	$19	$121	537%
Effective tax rate	11%	43%

The provision for income taxes increased by $102 million, or 537%, primarily due to a $69 million one-time adjustment of certain deferred tax assets as a result of changes to the CAMT and decreased stock-based compensation deductions. See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $12.0 billion. As of March 31, 2026, cash and cash equivalents totaled $7.0 billion, which included $2.8 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of March 31, 2026, short-term investments totaled $5.0 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, commercial paper, certificates of deposit, U.S. government and government agency debt securities (“government bonds”), and mortgage-backed and asset-backed securities. These short-term investments do not include funds of $10.6 billion as of March 31, 2026, that were held for bookings in advance of guests completing check-ins, which are recorded separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

In March 2026, we issued $2.5 billion aggregate principal amount of Senior Notes, consisting of $850 million of 4.40% senior notes due March 2029, $850 million of 4.65% senior notes due March 2031, and $800 million of 5.25% senior notes due March 2036. We utilized $2.0 billion of the net proceeds to fully repay our outstanding 2026 Notes upon their maturity. The remaining net proceeds of approximately $500 million (less underwriting discounts and offering expenses) were retained for general corporate purposes. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of March 31, 2026, no amounts were drawn under our 2022 Credit Facility and outstanding letters of credit totaled $20 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Our cash and cash equivalents are generally held at large global systemically important banks which are subject to high capital requirements and are required to regularly perform stringent stress tests related to their ability to absorb capital losses. Our cash, cash equivalents, and short-term investments held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of such funds may result in additional tax liabilities. We believe that our existing cash, cash equivalents, and short-term investments balances in the U.S. are sufficient to fund our working capital needs.

Material Cash Requirements

Our principal contractual obligations and commitments consist primarily of our long-term debt and the associated ongoing semi-annual interest payments. During the three months ended March 31, 2026, our long-term material cash requirements changed due to the issuance of $2.5 billion in Senior Notes and the concurrent retirement of $2.0 billion principal amount of our 2026 Notes. The Senior Notes bear fixed interest rates that will materially increase our ongoing semi-annual cash interest obligations. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

In August 2025, our board of directors approved a new share repurchase program with an authorization to purchase up to an additional $6.0 billion of our Class A common stock. Share repurchases under the share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase programs do not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. During the three months ended March 31, 2026, we repurchased 8.1 million shares of Class A common stock for $1.1 billion, through our share repurchase program. As of March 31, 2026, we had $4.5 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows (in millions):

	Three Months Ended March 31,
	2025	2026
Net cash provided by operating activities	$1,789	$1,708
Net cash used in investing activities	(151)	(461)
Net cash provided by financing activities	2,145	2,970
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	207	(118)
Net increase in cash, cash equivalents, and restricted cash	$3,990	$4,099

Net cash provided by operating activities for the three months ended March 31, 2026 was $1.7 billion. This was primarily due to $1.0 billion provided by net working capital items, including unearned fees, resulting from growth in bookings, and net income of $160 million. Additionally, we had adjustments for non-cash operating expenses primarily consisting of $410 million of stock-based compensation.

While we experienced strong growth in bookings during the three months ended March 31, 2026, net cash provided by operating activities was consistent with the $1.8 billion generated during the same period in the prior year. The growth in GBV was driven in part by increased guest adoption of our deferred payment programs, which allows guests to pay closer to check-in dates rather than at time of booking, which shifts the timing of when net cash provided by operating activities is recognized. For example, while our GBV increased during the three months ended March 31, 2026 compared to the same period in the prior year, our unearned fees remained relatively flat primarily, reflecting the shift in payment timing associated with the increased adoption of these programs.

Net cash used in investing activities for the three months ended March 31, 2026 was $461 million. This was primarily driven by purchases of short-term investments, partially offset by proceeds from the sale and maturity of our short-term and equity investments.

Net cash provided by financing activities for the three months ended March 31, 2026 was $3.0 billion. This was primarily driven by $2.5 billion in net proceeds from the issuance of our new Senior Notes and a $3.7 billion increase in funds payable and amounts payable to customers, which were partially offset by repayment of $2.0 billion of our 2026 Notes, share repurchases of $1.1 billion, and taxes paid related to net share settlement of equity awards of $140 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the three months ended March 31, 2026, we recorded a reduction of $118 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar against major currencies, mainly the Euro and British Pound. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we plan to rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of Part I of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report for a discussion of the assumptions and judgments involved in our critical accounting estimates. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk set forth in Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) except for the following interest rate risk which supplements the market risks disclosed in the 2025 Annual Report.

Interest Rate Risk

As of March 31, 2026, we had $2.5 billion aggregate principal amount of unsecured senior notes (“Senior Notes”) outstanding. To manage our exposure to interest rate risk, we entered into interest rate swap agreements with an aggregate notional amount of approximately $1.7 billion that effectively convert the fixed interest rates on our $850 million of 4.65% senior notes due March 2031 and $800 million of 5.25% senior notes due March 2036 to floating interest rates based on the Secured Overnight Financing Rate. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of approximately $1.7 billion.

An immediate hypothetical 100 basis point increase or decrease in market interest rates would result in an estimated change of $17 million in our annualized interest expense, and would also impact the fair value of our hedged debt and related derivative instruments. The remainder of our outstanding Senior Notes bear interest at fixed rates, and therefore do not subject us to financial statement risk associated with cash flow changes in interest rates. See Note 6, Derivative Instruments and Hedging, and Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), except for the following risk factors which supplement the risk factors disclosed in our 2025 Annual Report. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. Investors should carefully read and consider the risks and uncertainties included in the 2025 Annual Report and described below, together with all of the other information in the 2025 Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Industry, Financial, and Insurance Risks

Our indebtedness could adversely affect our business and financial condition.

As of March 31, 2026, we had $2.5 billion of long-term debt outstanding, all of which consisted of our unsecured senior notes (“Senior Notes”). We also have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of March 31, 2026, no amounts were drawn under our 2022 Credit Facility and outstanding letters of credit totaled $20 million. Risks relating to our indebtedness include:

•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
•making it difficult for us to optimally capitalize and manage the cash flow for our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•placing us at a competitive disadvantage compared to our competitors that are less levered; and
•limiting our ability to borrow additional funds or to borrow funds at desirable rates or terms we find acceptable.

The agreements governing our indebtedness contain various covenants that may limit our ability to effectively operate our businesses, including those in our 2022 Credit Facility that restrict our ability to (i) incur additional indebtedness at subsidiaries that are not guarantors of the 2022 Credit Facility; (ii) create or incur additional liens; (iii) partake in sale/leaseback transactions; (iv) engage in certain fundamental changes, including mergers or consolidations; and (v) enter into negative pledge clauses and clauses restricting subsidiary distributions. The indenture governing the Senior Notes contains limited covenants and does not restrict us or our subsidiaries' ability to incur additional debt, pay dividends, repurchase securities, or engage in a variety of corporate transactions. Additionally, the covenants in our Senior Notes restricting our ability to create liens or enter into sale and leaseback transactions apply only to "principal properties," and as of March 31, 2026, neither we nor our subsidiaries own any property that constitutes a principal property.

Any failure to comply with the restrictions of our 2022 Credit Facility or the indenture governing our outstanding Senior Notes may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds. In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise.

In connection with the offering of the Senior Notes, we entered into interest rate swaps with an aggregate notional amount of approximately $1.7 billion that involves the exchange of fixed-for-floating rate interest payments. These swaps effectively convert the fixed interest rates on a portion of our Senior Notes to floating interest rates based on the Secured Overnight Financing Rate, which increases our exposure to interest rate risk. If interest rates were to increase, our debt service obligations on the indebtedness with respect to which we have entered into these fixed-for-floating interest rate swaps would increase, even though the principal amount issued remains the same.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2026 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31	2.2	$134.38	2.2	$5,256
February 1 - 28	3.0	$123.98	3.0	$4,880
March 1 - 31	2.9	$130.80	2.9	$4,506
Total	8.1	$129.26	8.1

(1)Includes broker commissions.
(2)On August 6, 2025, we announced that our board of directors approved a share repurchase program with authorization to purchase up to an additional $6.0 billion of our Class A common stock at management’s discretion. The share repurchase program does not have an expiration date, does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended March 31, 2026:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Brian Chesky, Chief Executive Officer and Director	Adopt	2/26/2026	11/25/2026	1,785,000
Joseph Gebbia, Director	Adopt	2/27/2026	11/27/2026	3,450,000

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended March 31, 2026.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	6/7/2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
4.1	Base Indenture, dated as of March 16, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39778	03/16/2026	4.1
4.2	First Supplemental Indenture, dated as of March 16, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39778	03/16/2026	4.2
4.3	Form of 2029 Note (included in Exhibit 4.2)	8-K	001-39778	03/16/2026	4.3
4.4	Form of 2031 Note (included in Exhibit 4.2)	8-K	001-39778	03/16/2026	4.4
4.5	Form of 2036 Note (included in Exhibit 4.2)	8-K	001-39778	03/16/2026	4.5
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following unaudited condensed financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: May 7, 2026		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELINOR MERTZ
Date: May 7, 2026		Elinor Mertz Chief Financial Officer (Principal Financial Officer)