Form 10-Q
period 2026-06-30
Airbnb, Inc.
filed 2026-08-06
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 15, 2026, 419,529,556 shares of the registrant's Class A common stock were outstanding, 170,056,126 shares of the registrant's Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding future operating performance, including Nights and Seats Booked, Gross Booking Value (“GBV”), Average Daily Rate, and GBV per Nights and Seats Booked, and the potential impact of Reserve Now, Pay Later;
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

We caution investors that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors listed or described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and any subsequent filings. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2025	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$6,560	$6,821
Short-term investments	4,454	5,248
Funds receivable and amounts held on behalf of customers	6,959	12,224
Prepaids and other current assets	824	1,186
Total current assets	18,797	25,479
Deferred tax assets	2,102	1,910
Goodwill and intangible assets, net	770	765
Other assets, noncurrent	539	600
Total assets	$22,208	$28,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,037
Funds payable and amounts payable to customers	6,959	12,224
Current portion of long-term debt	1,999	—
Unearned fees	1,743	2,831
Total current liabilities	13,649	18,092
Long-term debt, net	—	2,476
Other liabilities, noncurrent	360	387
Total liabilities	14,009	20,955
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 426 and 420 shares issued & outstanding, respectively; Class B - authorized 710 shares; 176 and 170 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding, respectively; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding, respectively.	—	—
Additional paid-in capital	13,763	14,433
Accumulated other comprehensive income (loss)	(62)	19
Accumulated deficit	(5,502)	(6,653)
Total stockholders’ equity	8,199	7,799
Total liabilities and stockholders’ equity	$22,208	$28,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$3,096	$3,608	$5,368	$6,286
Costs and expenses:
Cost of revenue	544	633	1,050	1,214
Operations and support	332	361	635	687
Product development	610	672	1,178	1,310
Sales and marketing	691	875	1,254	1,626
General and administrative	307	309	601	605
Total costs and expenses	2,484	2,850	4,718	5,442
Income from operations	612	758	650	844
Interest income	190	183	363	338
Interest expense	(6)	(37)	(11)	(58)
Other income (expense), net	(17)	(7)	(50)	54
Income before income taxes	779	897	952	1,178
Provision for income taxes	137	81	156	202
Net income	$642	$816	$796	$976
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.04	$1.38	$1.29	$1.64
Diluted	$1.03	$1.37	$1.27	$1.62
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	615	592	618	595
Diluted	626	597	629	602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income	$642	$816	$796	$976
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	1	(6)	5	(15)
Net unrealized gain (loss) on cash flow hedges, net of tax	(130)	25	(203)	98
Foreign currency translation adjustments	22	2	35	(2)
Other comprehensive income (loss)	(107)	21	(163)	81
Comprehensive income	$535	$837	$633	$1,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Six months ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive loss	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	—	12,841	(21)	(4,883)	7,937
Net income	—	—	—	—	642	642
Other comprehensive loss	—	—	—	(107)	—	(107)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(98)	—	—	(98)
Stock-based compensation	—	—	425	—	—	425
Repurchases of common stock	(8)	—	—	—	(1,017)	(1,017)
Balances as of June 30, 2025	613	—	13,168	(128)	(5,258)	7,782

	Six months ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	602	$—	$13,763	$(62)	$(5,502)	$8,199
Net income	—	—	—	—	160	160
Other comprehensive income	—	—	—	60	—	60
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1	—	(132)	—	—	(132)
Stock-based compensation	—	—	410	—	—	410
Repurchases of common stock	(8)	—	—	—	(1,061)	(1,061)
Balances as of March 31, 2026	595	—	14,041	(2)	(6,403)	7,636
Net income	—	—	—	—	816	816
Other comprehensive income	—	—	—	21	—	21
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(95)	—	—	(95)
Stock-based compensation	—	—	487	—	—	487
Repurchases of common stock	(8)	—	—	—	(1,066)	(1,066)
Balances as of June 30, 2026	590	$—	$14,433	$19	$(6,653)	$7,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities:
Net income	$796	$976
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	782	897
Deferred income taxes	70	172
Other, net	145	114
Changes in operating assets and liabilities:
Prepaids and other assets	(275)	(377)
Accrued expenses and other liabilities	10	111
Unearned fees	1,236	1,085
Net cash provided by operating activities	2,764	2,978
Cash flows from investing activities:
Purchases of short-term investments	(1,643)	(2,567)
Sales and maturities of short-term investments	1,432	1,749
Other investing activities, net	(31)	8
Net cash used in investing activities	(242)	(810)
Cash flows from financing activities:
Change in funds payable and amounts payable to customers	4,510	5,426
Proceeds from issuance of long-term debt, net of issuance costs	—	2,478
Principal repayment of long-term debt	—	(2,000)
Share repurchases	(1,817)	(2,139)
Taxes paid related to tax on equity awards	(295)	(305)
Proceeds from exercise of equity awards	75	81
Net cash provided by financing activities	2,473	3,541
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	689	(146)
Net increase in cash, cash equivalents, and restricted cash	5,684	5,563
Cash, cash equivalents, and restricted cash, beginning of period	12,760	13,486
Cash, cash equivalents, and restricted cash, end of period	$18,444	$19,049

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

If it is no longer probable that a forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivatives as undesignated derivative instruments. Gains and losses associated with derivatives no longer designated as hedging instruments in AOCI are recognized immediately in other income (expense), net, in the unaudited condensed consolidated statements of operations if it is probable that the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.

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

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-06 to simplify the criteria required to capitalize internally developed software. The update simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance effective January 1, 2026, on a prospective basis. At adoption, there was no impact on its unaudited condensed consolidated financial statements. Furthermore, the Company does not expect the guidance to have a material impact on its consolidated financial statements or related disclosures for the year ended December 31, 2026.

In July 2025, the FASB issued ASU 2025-05 that allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The update is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2026, on a prospective basis. At adoption, there was no impact on its unaudited condensed consolidated financial statements. Furthermore, the Company does not expect the guidance to have a material impact on its consolidated financial statements or related disclosures for the year ended December 31, 2026.

Recently Issued Accounting Standards Not Yet Adopted

In May 2026, the FASB issued ASU No. 2026-02, which establishes a new accounting model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the update, an entity must disclose whether the environmental credits are for compliance, exchange, or voluntary purposes, which would determine the accounting treatment. The amendments are effective on a retrospective basis for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact on the Company's disclosures.

In November 2025, the FASB issued ASU 2025-09, which amends the guidance in ASC 815, Derivatives and Hedging to improve and simplify the application of hedge accounting. The update aligns hedge accounting more closely with an entity’s risk management activities and provides targeted improvements to existing guidance. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its unaudited condensed consolidated financial statements.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$6,560	$6,821
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	6,891	12,161
Restricted cash included in prepaids and other current assets	35	67
Total cash, cash equivalents, and restricted cash	$13,486	$19,049

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental Disclosures of Cash Flow Information

Cash flow information consisted of the following (in millions):

	Six Months Ended June 30,
	2025	2026
Cash paid for income taxes, net of refunds	$168	$158
Cash paid for interest	$2	$3

Customer Receivables

Customer receivables, net recorded in prepaids and other current assets on the condensed consolidated balance sheets consisted of the following (in millions):

	December 31, 2025	June 30, 2026
Customer receivables	$225	$245
Customer receivables reserve	(39)	(36)
Customer receivable, net	$186	$209

Accrued Expenses, Accounts Payable, and Other Current Liabilities

Accrued expenses, accounts payable, and other current liabilities consisted of the following (in millions):

	December 31, 2025	June 30, 2026
Lodging taxes and indirect tax obligations	$1,132	$1,357
Compensation and employee benefits	593	495
Accounts payable	232	144
Operating lease liabilities, current	68	20
Other	923	1,021
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,037

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
North America	$1,377	$1,594	$2,431	$2,732
Europe, the Middle East, and Africa	1,233	1,425	1,830	2,172
Latin America	231	291	574	742
Asia Pacific	255	298	533	640
Total revenue disaggregated by geographic region	$3,096	$3,608	$5,368	$6,286

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,277	$11	$—	$2,288
Mortgage-backed and asset-backed securities	441	2	(2)	441
Government bonds	262	—	—	262
Commercial paper	182	—	—	182
Certificates of deposit	149	—	—	149
Total debt securities	3,311	13	(2)	3,322
Time deposits	1,132	—	—	1,132
Total short-term investments	$4,443	$13	$(2)	$4,454

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$3,090	$2	$(7)	$3,085
Mortgage-backed and asset-backed securities	570	1	(4)	567
Government bonds	370	—	(1)	369
Certificates of deposit	56	—	—	56
Commercial paper	39	—	—	39
Total debt securities	4,125	3	(12)	4,116
Time deposits	1,132	—	—	1,132
Total short-term investments	$5,257	$3	$(12)	$5,248

Long-term investments were immaterial as of December 31, 2025 and June 30, 2026.

As of December 31, 2025 and June 30, 2026, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized gains and losses, net of tax, before reclassifications from AOCI to other income (expense), net, were immaterial for the three and six months ended June 30, 2025, and were immaterial and $15 million for the three and six months ended June 30, 2026, respectively. Realized gains and losses reclassified from AOCI to other income (expense), net, were immaterial for the three and six months ended June 30, 2025 and 2026.

The following table summarizes debt securities in an unrealized loss position (in millions):

	December 31, 2025	June 30, 2026
Securities in an unrealized loss position
Estimated fair value	$161	$2,046
Gross unrealized losses	$12	$22

Securities in continuous unrealized loss position greater than 12 months
Estimated fair value	$36	$227
Unrealized losses	$12	$12

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$1,238	$1,239
Due after one year through five years	2,798	2,782
Due after five years	102	100
Total	$4,138	$4,121

Investments Accounted for Under the Equity Method

As of December 31, 2025 and June 30, 2026, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $52 million, respectively. Impairment charges were immaterial for the three and six months ended June 30, 2025 and 2026. Unrealized losses were immaterial for the three and six months ended June 30, 2025 and 2026.

During the six months ended June 30, 2026, the Company recognized a realized gain of $71 million on the sale of an equity investment, which was recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. The realized gain resulted from the cash proceeds received in connection with the acquisition of the investee by a third party and reflects the difference between the proceeds and the investment’s carrying value.

Equity Investments Without Readily Determinable Fair Values

The Company holds equity investments in privately-held companies where fair values are not readily determinable and in which it lacks a controlling interest or significant influence. The investments are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets. The net carrying value of these investments was $11 million and $39 million as of December 31, 2025 and June 30, 2026, respectively.

During the six months ended June 30, 2025 and 2026, the Company recorded non-cash impairment charges of $30 million and $8 million, respectively, with no impairment charges recorded during the three months ended June 30, 2025 and 2026. There were no upward adjustments for observable price changes recorded for the three and six months ended June 30, 2025 and 2026.

As of June 30, 2026, the cumulative impairment and downward adjustments for observable price changes were $115 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$901	$—	$—	$901
Commercial paper	—	98	—	98
Government bonds	—	57	—	57
Corporate debt securities	—	7	—	7
Total cash and cash equivalents	901	162	—	1,063
Short-term investments:
Corporate debt securities	—	2,288	—	2,288
Mortgage-backed and asset-backed securities	—	441	—	441
Government bonds	—	262	—	262
Commercial paper	—	182	—	182
Certificates of deposit	—	149	—	149
Total short-term investments	—	3,322	—	3,322

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Funds receivable and amounts held on behalf of customers:
Money market funds	2,164	—	—	2,164
Prepaids and other current assets:
Foreign exchange derivative assets	—	20	—	20
Total assets at fair value	$3,065	$3,504	$—	$6,569
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$68	$—	$68

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,188	$—	$—	$1,188
Corporate debt securities	—	12	—	12
Commercial paper	—	9	—	9
Government bonds	—	3	—	3
Total cash and cash equivalents	1,188	24	—	1,212
Short-term investments:
Corporate debt securities	—	3,085	—	3,085
Mortgage-backed and asset-backed securities	—	567	—	567
Government bonds	—	369	—	369
Certificates of deposit	—	56	—	56
Commercial paper	—	39	—	39
Total short-term investments	—	4,116	—	4,116
Funds receivable and amounts held on behalf of customers:
Money market funds	693	—	—	693
Prepaids and other current assets:
Foreign exchange derivative assets	—	84	—	84
Total assets at fair value	$1,881	$4,224	$—	$6,105
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$42	$—	$42

As of June 30, 2026, the estimated fair value of the $2.5 billion aggregate principal amount of unsecured senior notes issued in March 2026 (“Senior Notes”) was $2.5 billion, determined using quoted market prices for similar instruments in active markets (Level 2). See Note 7, Debt, for additional information.

There were no unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the six months ended June 30, 2025 and 2026.

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2025 and 2026.

Note 6. Derivative Instruments and Hedging

The Company uses derivative instruments to manage risks related to foreign currencies and interest rates. The Company does not hold or issue derivatives for trading or speculative purposes.

Interest Rate Risk

In March 2026, in connection with the Company’s issuance of $2.5 billion aggregate principal amount of Senior Notes, the Company entered into interest rate swap agreements with an aggregate notional amount of approximately $1.7 billion. These interest rate swaps effectively converted the fixed interest rates on the $850 million principal amount of the 4.65% senior notes due March 2031 (“2031 Notes”) and $800 million of the principal amount of the 5.25% senior notes due March 2036 (“2036 Notes”) to floating interest rates based on the benchmark interest rate (Secured Overnight Financing Rate (“SOFR”)). Under the terms of the swaps, the Company receives fixed-rate interest payments from the swap counterparties and makes floating-rate interest payments based on SOFR plus a fixed spread.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Foreign Exchange Risk

The Company has a portion of its business denominated and transacted in foreign currencies, which subjects the Company to foreign exchange risk, and it uses derivative instruments to manage financial exposures that occur in the normal course of business.

The Company may elect to designate certain derivatives to partially offset its business exposure to foreign exchange risk. However, the Company may choose not to hedge certain exposures for a variety of reasons including instances where the cost of hedging is determined to outweigh the potential benefit of mitigating the exposure. There can be no assurance that the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates.

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

Fair Value of Derivative Instruments

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)(2)
	Location	December 31, 2025	June 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$70

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$16	$14

	Derivative Liabilities(1)(2)
	Location	December 31, 2025	June 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$61	$9

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$7	$33

(1)Derivative assets and liabilities are measured using Level 2 inputs.
(2)Noncurrent derivative assets and liabilities were immaterial.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of June 30, 2026, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $43 million, resulting in net derivative assets of $45 million.

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(141)	$6	$(202)	$64

Realized losses on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2025, compared to $19 million and $34 million for the three and six months ended June 30, 2026, respectively.

As of December 31, 2025 and June 30, 2026, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $(59) million and $39 million, respectively.

Derivative Instruments Not Designated as Hedging Instruments

Realized gain (loss) on derivative instruments not designated as hedging instruments in the unaudited condensed consolidated statements of operations was $23 million and $28 million for the three and six months ended June 30, 2025, respectively, compared to $13 million for the three months ended June 30, 2026. The amount for the six months ended June 30, 2026 was immaterial.

Unrealized gain (loss) on derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations was $15 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to $(32) million and $(29) million for the three and six months ended June 30, 2026, respectively.

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.7 billion and $2.9 billion as of December 31, 2025 and June 30, 2026, respectively.

Cash Flow Hedges

As of June 30, 2026, approximately $26 million of deferred net losses on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $3.1 billion and $3.4 billion as of December 31, 2025 and June 30, 2026, respectively.

Fair Value Hedges

The Company has designated its interest rate swaps as fair value hedges for accounting purposes, and these fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the gains and losses related to changes in the fair value of the interest rate swaps completely offset the changes in the fair value of the hedged portion of the underlying Senior Notes that are attributable to changes in market interest rates. The net interest settlements on the interest rate swaps, along with the offsetting fair value adjustments on the swaps and the hedged debt, are recognized as interest expense in the Company’s unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the recognized fair value gains and losses on the Company’s interest rate swaps were immaterial.

Note 7. Debt

Senior Unsecured Notes

On March 16, 2026, the Company issued $2.5 billion aggregate principal amount of Senior Notes and utilized a portion of the net proceeds to fully repay the $2.0 billion outstanding aggregate principal amount of its 0% convertible senior notes due 2026 (“2026 Notes”) upon their maturity. The Company incurred debt discount and issuance costs of approximately $22 million in connection with the Senior Notes offering, which were allocated on a pro rata basis to the $850 million of 4.40% senior notes due March 2029 (“2029 Notes”), the 2031 Notes, and the 2036 Notes. The debt discount and issuance costs are amortized on an effective interest rate method to interest expense, in the Company’s unaudited condensed consolidated statements of operations, over the contractual term of the Senior Notes.

The Senior Notes rank equally with all of the Company's existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on March 16 and September 16 of each year.

The following table summarizes the Company’s long-term debt as of June 30, 2026 (in millions, except percentages):

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2026
Instruments	Effective Interest Rate	Amount
4.40% Senior Notes due March 2029	4.7%	$850
4.65% Senior Notes due March 2031	4.9%	850
5.25% Senior Notes due March 2036	5.4%	800
Total long-term debt		2,500
Unamortized discount and debt issuance costs		(21)
Hedge fair value adjustments(1)		(3)
Total long-term debt, net		$2,476

(1)See Note 6, Derivative Instruments and Hedging, for further information on the interest rate swaps related to fixed-rate debt.

The principal maturities of the Senior Notes over the next five years total approximately $1.7 billion, consisting of the 2029 Notes and 2031 Notes, with the remaining $800 million maturing thereafter. Interest expense, including amortization of debt discount and issuance costs, for the three and six months ended June 30, 2026, which primarily related to the Senior Notes, was $31 million and $36 million, respectively. For the three and six months ended June 30, 2025, interest expense related to the amortization of the debt discount and issuance costs associated with the 2026 Notes was immaterial.

The indenture governing the Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into certain sale and leaseback transactions; and (iii) in the case of the Company, consolidate with, merge into or sell, convey or lease all or substantially all of the Company’s assets to any other person, in each case as set forth in the indenture. These covenants are, however, subject to a number of important limitations and exceptions. The indenture governing the Senior Notes also contains customary event of default provisions. The Company was in compliance with all covenants as of June 30, 2026.

2022 Credit Facility

In 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2026.

As of June 30, 2026, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $20 million.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $424 million and $487 million for the three months ended June 30, 2025 and 2026, respectively, and $782 million and $897 million for the six months ended June 30, 2025 and 2026, respectively.

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2025	5.4	$108.28	32.2	$99.64
Granted	1.1	134.96	13.7	128.81
Exercised/Vested	(0.6)	67.91	(6.0)	134.27
Canceled	(0.2)	152.84	(2.1)	136.60
As of June 30, 2026	5.7	$116.16	37.8	$102.59

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2026	5.7	$116.16	6.21	$191
Options exercisable as of June 30, 2026	3.5	$101.44	4.26	$177

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of June 30, 2026, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its 2025 Annual Report.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the U.S. and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of June 30, 2026, the Company collected and remitted Lodging Taxes in approximately 37,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2025 and June 30, 2026, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $387 million and $609 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and June 30, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $127 million, respectively. As of June 30, 2026, the Company estimates that the reasonably possible loss related to certain Lodging Taxes that can be determined in excess of the amounts accrued is between $29 million to $39 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. With respect to all other jurisdictions’ Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

The Company has estimated non-income tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and June 30, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $199 million and $219 million, respectively. In addition, the Company has identified reasonably possible exposures related to non-income taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of June 30, 2026, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $240 million and $260 million; however, no assurance can be given as

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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
Regulatory Matters

The Company operates in a complex legal and regulatory environment, and its operations are subject to various U.S. and foreign laws, rules, and regulations, including those related to: Internet activities; short-term rentals, long-term rentals, and home sharing; real estate, property rights, housing, and land use; travel and hospitality; privacy and data protection; intellectual property; competition; health and safety; protection of minors; consumer protection; employment; payments, money transmission, economic and trade sanctions, anti-corruption, and anti-bribery; taxation; and others. In addition, the nature of the Company’s business exposes it to inquiries and potential claims related to the compliance of the business with applicable law and regulations. In some instances, applicable laws and regulations do not yet exist or are being applied, interpreted, or implemented to address aspects of the Company’s business, and such adoption, interpretation, or implementation could further alter or impact the Company’s business.

In certain instances, the Company has been party to litigation with municipalities relating to or arising out of certain regulations. In addition, the implementation and enforcement of regulation can have an impact on the Company’s business.

In July 2025, Airbnb received a letter from the Spanish Ministry of Consumer Affairs proposing to assess a fine of approximately 110 million Euro ($129 million) in connection with alleged non-compliance with short-term rental listing regulations in Spain. In September 2025, the Spanish Ministry of Consumer Affairs subsequently reduced the fine to approximately 65 million Euro ($76 million). Airbnb has disputed the fine and the applicability of these rules to short-term listings, and any potential loss is neither probable nor estimable at this time. In May 2026, pursuant to a court order in connection with these proceedings, Airbnb entered into an agreement to obtain a surety bond in the amount of 70 million Euro ($80 million) to suspend enforcement of the fine and cover any related interest pending resolution of the matter. The bond remains in force until the final conclusion of the court procedure, or until authorized cancellation, and has no fixed expiration date.

Global regulatory requirements and challenges affecting the Company’s business continue to increase. These challenges may have a material impact on the Company’s business, results of operations, and financial condition.

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

Note 10. Income Taxes

The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including accurately predicting the proportion of the Company’s pre-tax income before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign-derived deduction eligible income, audit-related developments, and the effects of tax law changes.

The Company recorded income tax expense of $137 million and $81 million for the three months ended June 30, 2025 and 2026, and $156 million and $202 million for the six months ended June 30, 2025 and 2026, respectively. Income tax expense for the three months ended June 30, 2026 was lower than the same period in the prior year primarily due to a $77 million benefit recorded in the current period related to recently published guidance impacting prior year taxes, partially offset by a $9 million increase in current and deferred tax on U.S. and foreign earnings in line with profitability growth. Income tax expense for the six months ended June 30, 2026 increased over the same period in the prior year primarily due to a $29 million increase in current and deferred tax on U.S. and foreign earnings in line with profitability growth and $16 million from decreased excess tax benefits on stock-based compensation.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, federal Corporate Alternative Minimum Tax (“CAMT”) credits, capital loss carryovers, losses subject to the dual consolidated loss rules, and certain state net operating losses. The Company's policy is to not consider the impact of future years’ CAMT in its valuation allowance assessment for regular deferred tax assets. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income	$642	$816	$796	$976
Add: convertible senior notes interest expense, net of tax	1	—	1	1
Net income - diluted	$643	$816	$797	$977
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	615	592	618	595
Effect of dilutive securities	11	5	11	7
Diluted	626	597	629	602
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.04	$1.38	$1.29	$1.64
Diluted	$1.03	$1.37	$1.27	$1.62

As of both June 30, 2025 and 2026, 9.6 million shares of RSUs were excluded from net income per share because they are subject to market conditions that were not achieved as of such dates.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Stock options	3	4	3	4
RSUs	16	9	14	9
Total	19	13	17	13

Share Repurchase Program

In August 2025, the Company announced that its board of directors approved a new share repurchase program with authorization to purchase up to $6.0 billion of the Company's Class A common stock.

Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 8.1 million and 14.2 million shares of Class A common stock for $1.0 billion and $1.8 billion, respectively.

During the three and six months ended June 30, 2026, the Company repurchased and subsequently retired 7.9 million and 16.0 million shares of Class A common stock for $1.1 billion and $2.1 billion, respectively. As of June 30, 2026, the Company had $3.4 billion available to repurchase shares of Class A common stock under its share repurchase program.

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

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$3,096	$3,608	$5,368	$6,286
Less:
Merchant fees and chargebacks	436	517	835	991
Salaries and benefits	482	591	989	1,178
Marketing	468	600	850	1,106
Stock-based compensation expense	424	487	782	897
Professional and third-party services(1)	320	299	580	581
Non-income taxes	50	22	107	70
Other items(2)	304	334	575	619
Total costs and expenses	2,484	2,850	4,718	5,442
Income from operations	612	758	650	844
Interest income	190	183	363	338
Interest expense	(6)	(37)	(11)	(58)
Other income (expense), net	(17)	(7)	(50)	54
Income before income taxes	779	897	952	1,178
Provision for income taxes	137	81	156	202
Net income	$642	$816	$796	$976

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2025 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and any subsequent filings. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Second Quarter Financial Highlights

•Top-Line Growth: Revenue grew by 17% to $3.6 billion for the three months ended June 30, 2026, compared to the same period in the prior year. This growth was primarily driven by an increase in the number of check-ins relating to Nights and Seats Booked, and a modest increase in our Average Daily Rate (“ADR”).

•Increased Profitability: Net income grew by $174 million to $816 million for the three months ended June 30, 2026, compared to the same period in the prior year. This improvement was primarily driven by revenue growth of 17%, which outpaced a 15% increase in operating expenses. Additionally, provision for income taxes decreased $56 million primarily due to a $77 million benefit recorded in the current period related to recently published guidance impacting prior year taxes.

•Cash Generation: Cash provided by operating activities and Free Cash Flow1 (“FCF”) were both $1.3 billion for the three months ended June 30, 2026, compared to $1.0 billion for both metrics during the same period in the prior year.

•Share Repurchases: During the three months ended June 30, 2026, we repurchased 7.9 million shares of Class A common stock for $1.1 billion, leaving $3.4 billion available to repurchase under our share repurchase program.

Macroeconomic and Geopolitical Conditions on our Business

As we look forward, we recognize the potential impact of challenging macroeconomic and geopolitical conditions on our business, including inflation, interest rates, foreign currency fluctuations, tariffs and trade controls, wars and other geopolitical conflicts, and potential decreased consumer spending. The conflict in the Middle East has had and may continue to have an impact on booking trends. To date, these conditions have not had a material impact on our business, results of operations, cash flows, and financial condition; however, the impact in the future of these macroeconomic and geopolitical conditions on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
Nights and Seats Booked	134	148	10%	277	305	10%
Gross Booking Value	$23,447	$27,247	16%	$47,962	$56,434	18%

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

During the three and six months ended June 30, 2026, the increase in Nights and Seats Booked, compared to the same period in the prior year, was driven by growth across all regions, led by Latin America and Asia Pacific, as we continue to focus on international expansion. North America and EMEA grew more moderately. We also continued to benefit from our product initiatives, including improvements to search and merchandising, pricing and tools, and flexible payment options.

Gross Booking Value

Gross Booking Value (“GBV”) represents the dollar value of bookings on our platform in a period, inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations. The timing of recording GBV and related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Seats Booked” above. The entire amount of a booking is reflected in GBV in the quarter it occurs regardless of when payment is collected. Revenue is recognized upon check-in; accordingly, GBV has generally been a leading indicator of revenue. Our flexible payment options allow guests to defer a portion or all of their payment from the time of booking to a date closer to stay. In 2025, we launched RNPL and expanded it internationally in 2026. To date, RNPL bookings, which require no payment at the time of booking, have experienced higher cancellation rates than historic bookings in which some or all of the cash was received at the time of booking. As adoption of RNPL and our other flexible payment options continues to grow, the timing among GBV, revenue, and cash receipts may become less correlated.

During the three and six months ended June 30, 2026, the increase in GBV, compared to the same periods in the prior year, was primarily due to an increase in Nights and Seats Booked and ADR. We saw GBV growth across all regions, led by Latin America and Asia Pacific, with North America and EMEA growing more moderately. The increase in ADR was driven in part by the continued adoption of RNPL.

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
Adjusted EBITDA & Adjusted EBITDA Margin
Adjusted EBITDA: Net income adjusted for:
•provision for income taxes,
•other income (expense), net,
•Interest expense,
•interest income,
•depreciation and amortization,
•stock-based compensation expense,
•acquisition-related impacts consisting of gains (losses) recognized on changes in the fair value of contingent consideration arrangements,
•settlements and reserves for lodging, withholding, transactional and other non-income taxes where significant uncertainty exists as to how these taxes apply to users of our platform and Airbnb, and
•stock-settlement obligations, which represent employer and related taxes related to our Initial Public Offering (“IPO”).

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income	$642	$816	$796	$976
Net income margin	21%	23%	15%	16%
Adjusted EBITDA	$1,043	$1,261	$1,460	$1,780
Adjusted EBITDA Margin	34%	35%	27%	28%

Net cash provided by operating activities	$975	$1,270	$2,764	$2,978
Net cash provided by operating activities margin	31%	35%	51%	47%
FCF	$962	$1,253	$2,743	$2,957
FCF Margin	31%	35%	51%	47%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$3,096	$3,608	$5,368	$6,286

Net income	$642	$816	$796	$976
Adjusted to exclude the following:
Provision for income taxes	137	81	156	202
Other (income) expense, net	17	7	50	(54)
Interest expense	6	37	11	58
Interest income	(190)	(183)	(363)	(338)
Depreciation and amortization	21	17	46	39
Stock-based compensation expense	424	487	782	897
Acquisition-related impacts	(2)	1	(2)	(1)
Lodging taxes, host withholding taxes, and transactional taxes, net	(7)	(2)	(11)	1
Stock-settlement obligations related to IPO	(5)	—	(5)	—
Adjusted EBITDA	$1,043	$1,261	$1,460	$1,780
Adjusted EBITDA Margin	34%	35%	27%	28%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and an increase in ADR, which outpaced the growth in our operating expenses.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to FCF (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$3,096	$3,608	$5,368	$6,286

Net cash provided by operating activities	$975	$1,270	$2,764	$2,978
Purchases of property and equipment	(13)	(17)	(21)	(21)
FCF	$962	$1,253	$2,743	$2,957
FCF Margin	31%	35%	51%	47%

Our FCF is impacted by the timing of GBV, as we generally collect our service fees at booking, which typically occurs before a stay, experience, or service. For bookings under RNPL, we collect payment closer to the date of stay. The continued expansion of RNPL results in a shift in timing of when cash for unearned fees is received, which impacts our FCF. Funds held on behalf of customers and amounts payable to customers do not impact FCF, except for interest earned on those funds.

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

Seasonality

Our business is seasonal, reflecting typical global travel patterns. Revenue, which is recognized when guests check-in, and Adjusted EBITDA have historically been highest in the third quarter and lowest in the first quarter. Holiday timing, such as Easter, and other events can also shift quarterly performance.

In a typical year, Nights and Seats Booked are generally higher in the first, second, and third quarters and lowest in the fourth quarter, with the peak travel season occurring in the third quarter across North America and EMEA. GBV generally follows the same seasonal trends as Nights and Seats Booked.

Seasonality in GBV also affects FCF. Unearned fees typically rise when GBV rises since guests pay at the time of booking. As such, FCF is typically highest in the first quarter and lowest in the fourth quarter. However, increasing adoption of RNPL, which shifts payment and unearned fees closer to the date of stay, is changing the typical seasonal dynamics between GBV and FCF.

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	Three Months Ended June 30,
	2025	% of Revenue	2026	% of Revenue	% Change
Revenue	$3,096	100%	$3,608	100%	17%
Costs and expenses:
Cost of revenue	544	18	633	18	16
Operations and support(1)	332	10	361	9	9
Product development(1)	610	20	672	19	10
Sales and marketing(1)	691	22	875	24	27
General and administrative(1)	307	10	309	9	1
Total costs and expenses	2,484	80	2,850	79	15
Income from operations	612	20	758	21	24
Interest income	190	6	183	5	(4)
Interest expense	(6)	—	(37)	(1)	517
Other income (expense), net	(17)	(1)	(7)	—	59
Income before income taxes	779	25	897	25	15
Provision for income taxes	137	4	81	2	(41)
Net income	$642	21%	$816	23%	27%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended June 30,
	2025	% of Total	2026	% of Total	% Change
Operations and support	$23	5%	$38	8%	65%
Product development	279	66	298	61	7
Sales and marketing	52	12	67	14	29
General and administrative	70	17	84	17	20
Stock-based compensation expense	$424	100%	$487	100%	15%

The following table sets forth our results of operations (in millions, except percentages):

	Six Months Ended June 30,
	2025	% of Revenue	2026	% of Revenue	% Change
Revenue	$5,368	100%	$6,286	100%	17%
Costs and expenses:
Cost of revenue	1,050	20	1,214	19	16
Operations and support(1)	635	12	687	11	8
Product development(1)	1,178	22	1,310	21	11
Sales and marketing(1)	1,254	23	1,626	26	30
General and administrative(1)	601	11	605	10	1
Total costs and expenses	4,718	88	5,442	87	15
Income from operations	650	12	844	13	30
Interest income	363	7	338	5	(7)
Interest expense	(11)	—	(58)	(1)	427
Other income (expense), net	(50)	(1)	54	2	208
Income before income taxes	952	18	1,178	19	24
Provision for income taxes	156	3	202	3	29
Net income	$796	15%	$976	16%	23%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Six Months Ended June 30,
	2025	% of Total	2026	% of Total	% Change
Operations and support	$44	6%	$63	7%	43%
Product development	509	65	561	62	10
Sales and marketing	96	12	122	14	27
General and administrative	133	17	151	17	14
Stock-based compensation expense	$782	100%	$897	100%	15%

Comparison of the Three and Six Months Ended June 30, 2026 with the Same Periods in 2025

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Revenue	$3,096	$3,608	17%	$5,368	$6,286	17%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Revenue increased $512 million, or 17%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and an increase in ADR. On a constant currency basis, revenue increased 13% compared to the same period in the prior year.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Revenue increased $918 million, or 17%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and an increase in ADR. On a constant currency basis, revenue increased 14% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Cost of revenue	$544	$633	16%	$1,050	$1,214	16%
Percentage of revenue	18%	18%		20%	19%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Cost of revenue increased $89 million, or 16%, primarily due to a $68 million increase in merchant fees, a $13 million increase in chargebacks, and a $12 million increase in server costs. The increase in merchant fees was driven by higher net pay-in volume. The increase in chargebacks was driven by growth in GBV and a slight increase in our chargeback rate. The increase in server costs was primarily driven by higher amortization related to reserved instance purchases and increased infrastructure spend. These increases were partially offset by a decrease in amortization expenses related to capitalized internal-use software projects, as certain projects became fully amortized during the period.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Cost of revenue increased $164 million, or 16%, primarily due to a $131 million increase in merchant fees, a $25 million increase in chargebacks, and a $15 million increase in server costs. The increase in merchant fees was driven by higher net pay-in volume. The increase in chargebacks was driven by growth in GBV and a slight increase in our chargeback rate. The increase in server costs was primarily driven by higher amortization related to reserved instance purchases and increased infrastructure spend. These increases were partially offset by a decrease in amortization expenses related to capitalized internal-use software projects, as certain projects became fully amortized during the period.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Operations and support	$332	$361	9%	$635	$687	8%
Percentage of revenue	10%	9%		12%	11%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Operations and support expense increased $29 million, or 9%, primarily due to a $27 million increase in payroll-related expenses driven by higher average headcount, a $10 million increase in customer relations costs driven by higher make-good payouts and related case reserves, and a $7 million increase in insurance costs driven by higher host liability insurance premiums. These increases were partially offset by a $17 million decrease in third-party service provider costs due to lower agent contact volume resulting from increased use of artificial intelligence (“AI”) in community support.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Operations and support expense increased $52 million, or 8%, primarily due to a $41 million increase in payroll-related expenses driven by higher average headcount, a $14 million increase in customer relations costs driven by higher make-good payouts and related case reserves, and a $9 million increase in insurance costs driven by higher host liability insurance premiums. These increases were partially offset by a $15 million decrease in third-party service provider costs due to lower agent contact volume resulting from increased use of AI in community support.

Product Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Product development	$610	$672	10%	$1,178	$1,310	11%
Percentage of revenue	20%	19%		22%	21%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Product development expense increased $62 million, or 10%, primarily due to a $62 million increase in payroll-related expenses resulting from an increase in average headcount.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Product development expense increased $132 million, or 11%, primarily due to a $132 million increase in payroll-related expenses resulting from an increase in average headcount.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Brand and performance marketing	$446	$579	30%	$824	$1,091	32%
Field operations and policy	245	296	21%	430	535	24%
Total sales and marketing	$691	$875	27%	$1,254	$1,626	30%
Percentage of revenue	22%	24%		23%	26%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Sales and marketing expense increased $184 million, or 27%, primarily due to a $132 million increase in marketing spend, driven by higher paid growth marketing initiatives in emerging markets and partnerships, and a $48 million increase in payroll-related expenses driven by higher average headcount, partially offset by a decrease in third-party service provider expenses incurred to support the expansion and optimization of Airbnb Experiences and Services supply.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Sales and marketing expense increased $372 million, or 30%, primarily due to a $258 million increase in marketing spend, driven by higher paid growth marketing initiatives in emerging markets and partnerships, a $90 million increase in payroll-related expenses driven by higher average headcount, and a $10 million increase in third-party service provider expenses incurred to support the expansion and optimization of Airbnb Experiences and Services supply.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
General and administrative	$307	$309	1%	$601	$605	1%
Percentage of revenue	10%	9%		11%	10%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

General and administrative expense increased by $2 million, or 1%. The increase was primarily due to a $32 million increase in payroll-related expenses driven by higher average headcount, largely offset by a $28 million decrease in non-income taxes.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

General and administrative expense increased by $4 million, or 1%. The increase was primarily due to a $38 million increase in payroll-related expenses driven by higher average headcount, and a $4 million increase in various fees and penalties, largely offset by a $38 million decrease in non-income taxes.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Interest income	$190	$183	(4)%	$363	$338	(7)%

Three and Six Months Ended June 30, 2026 Compared with the Same Periods in 2025

Interest income decreased by $7 million, or 4%, and $25 million, or 7%, respectively, primarily due to lower interest earned on our investment portfolio, driven by lower interest rates, partially offset by a slight increase in interest income on operating cash.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Interest expense	$(6)	$(37)	517%	$(11)	$(58)	427%

Three and Six Months Ended June 30, 2026 Compared with the Same Periods in 2025

Interest expense increased by $31 million and $47 million, respectively, primarily due to interest on our new long-term notes issued in March 2026.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Other income (expense), net	$(17)	$(7)	59%	$(50)	$54	208%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

Other income (expense), net changed $10 million, or 59%. The net change was primarily due to a $6 million favorable change in net realized and unrealized foreign currency remeasurement.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

Other income (expense), net changed $104 million, or 208%. The net change was primarily due to a $71 million realized gain on an equity investment and a $29 million favorable impact from the decrease of impairment losses recorded in 2026 compared to 2025.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Provision for income taxes	$137	$81	(41)%	$156	$202	29%
Effective tax rate	18%	9%		16%	17%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025

The provision for income taxes decreased by $56 million, or 41%. The decrease was primarily due to a $77 million benefit in the quarter related to recently published guidance impacting prior year taxes, partially offset by a $9 million increase in current and deferred tax on U.S. and foreign earnings in line with profitability growth. See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Six Months Ended June 30, 2026 Compared with the Same Period in 2025

The provision for income taxes increased by $46 million, or 29%. The increase was primarily due to a $29 million increase in current and deferred tax on U.S. and foreign earnings in line with profitability growth and $16 million from decreased excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $12.1 billion. As of June 30, 2026, cash and cash equivalents totaled $6.8 billion, which included $3.3 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of June 30, 2026, short-term investments totaled $5.2 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, mortgage-backed and asset-backed securities, U.S. government and government agency debt securities (“government bonds”), certificates of deposit, and commercial paper. These short-term investments do not include funds of $12.2 billion as of June 30, 2026, that were held for bookings in advance of guests completing check-ins, which are recorded separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

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

We have access to $1.0 billion of commitments and a $200 million sub-limit for the issuance of letters of credit under the 2022 Credit Facility. As of June 30, 2026, no amounts were drawn under our 2022 Credit Facility and outstanding letters of credit totaled $20 million. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Material Cash Requirements

Our principal contractual obligations and commitments consist primarily of our long-term debt and the associated ongoing semi-annual interest payments. On March 16, 2026, we issued $2.5 billion aggregate principal amount of Senior Notes and utilized a portion of the net proceeds to fully repay the outstanding aggregate principal amount of our $2.0 billion convertible senior notes due 2026 (“2026 Notes”). The Senior Notes bear fixed interest rates that will materially increase our ongoing semi-annual cash interest obligations. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

In August 2025, our board of directors approved a new share repurchase program with an authorization to purchase up to $6.0 billion of our Class A common stock. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. During the three and six months ended June 30, 2026, we repurchased 7.9 million and 16.0 million shares of Class A common stock for $1.1 billion and $2.1 billion, respectively, through our share repurchase program. As of June 30, 2026, we had $3.4 billion available to repurchase shares of Class A common stock under our share repurchase program.

Cash Flows

The following table summarizes our cash flows (in millions):

	Six Months Ended June 30,
	2025	2026
Net cash provided by operating activities	$2,764	$2,978
Net cash used in investing activities	(242)	(810)
Net cash provided by financing activities	2,473	3,541
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	689	(146)
Net increase in cash, cash equivalents, and restricted cash	$5,684	$5,563

Net cash provided by operating activities for the six months ended June 30, 2026 was $3.0 billion. This was primarily due to net income of $976 million and $819 million provided by net working capital items, reflecting growth in unearned fees, partially offset by an increase in prepaid assets, both driven by growth in bookings. Additionally, we had adjustments for non-cash operating expenses primarily consisting of $897 million of stock-based compensation.

While we experienced growth in bookings during the six months ended June 30, 2026, net cash provided by operating activities slightly improved compared to the $2.8 billion generated during the same period in the prior year. This reflected unearned fees growing at a rate less than the GBV growth rate during the six months ended June 30, 2026, compared to the same period in the prior year, which was primarily due to the increased guest adoption of our flexible payment options, which allow guests to pay closer to check-in dates rather than at time of booking, shifting the timing of cash collection and its recognition in operating activities. For example, under our RNPL option, payment is collected closer to check-in rather than at booking. Accordingly, unearned fees are not recorded, and operating cash flows are not generated until payment is received.

Net cash used in investing activities for the six months ended June 30, 2026 was $810 million. This was primarily driven by purchases of short-term investments, partially offset by proceeds from the sale and maturity of our short-term and equity investments.

Net cash provided by financing activities for the six months ended June 30, 2026 was $3.5 billion. This was primarily driven by a $5.4 billion increase in funds payable and amounts payable to customers resulting from the growth in GBV, $2.5 billion in net proceeds from the issuance of our new Senior Notes, which were partially offset by share repurchases of $2.1 billion, repayment of $2.0 billion of our 2026 Notes, and taxes paid related to tax on equity awards of $305 million.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. For the six months ended June 30, 2026, we recorded a reduction of $146 million in cash, cash equivalents, and restricted cash, primarily due to the strengthening of the U.S. dollar against major currencies, mainly the Euro and British Pound. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, timing and extent of spending to support our efforts to develop our platform, debt repayments, and expansion of sales and marketing activities. Our future capital requirements, however, will depend on many factors, including, but not limited to, our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we plan to rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in Item 3. "Quantitative and Qualitative Disclosures About Market Risk" of Part I of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

As of June 30, 2026, we had $2.5 billion aggregate principal amount of unsecured senior notes (“Senior Notes”) outstanding. To manage our exposure to interest rate risk, we entered into interest rate swap agreements with an aggregate notional amount of approximately $1.7 billion that effectively converted the fixed interest rates on our $850 million of 4.65% senior notes due March 2031 and $800 million of 5.25% senior notes due March 2036 to floating interest rates based on the Secured Overnight Financing Rate. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of approximately $1.7 billion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 9, Commitments and Contingencies, and Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. Investors should carefully read and consider the risks and uncertainties included in the reports referenced above, together with all of the other information in such reports and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2026 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30	2.7	$133.35	2.7	$4,146
May 1 - 31	2.6	$135.82	2.6	$3,798
June 1 - 30	2.6	$136.45	2.6	$3,447
Total	7.9	$135.17	7.9

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

Item 5. Other Information

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended June 30, 2026:

Name and Title of Director or Officer	Action	Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
David Bernstein, Chief Accounting Officer	Adopt	5/26/2026	2/25/2027	14,809

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2026.

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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: August 6, 2026		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELINOR MERTZ
Date: August 6, 2026		Elinor Mertz Chief Financial Officer (Principal Financial Officer)