Form 10-Q
period 2026-09-30
Airbnb, Inc.
filed 2026-11-05
CIK 1559720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 15, 2026, 424,579,862 shares of the registrant’s Class A common stock were outstanding, 162,962,335 shares of the registrant’s Class B common stock were outstanding, no shares of the registrant’s Class C common stock were outstanding, and 9,200,000 shares of the registrant’s Class H common stock were outstanding.

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
•our expectations regarding our technology platform and technological investments, and expectations regarding improvements to our foundational technology and related efficiencies;
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
•statements regarding our charitable funding;
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

We caution investors that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors listed or described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and any subsequent filings. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Airbnb, Inc.
Condensed Consolidated Balance Sheets
(in millions, except par value)
(unaudited)

	December 31, 2025	September 30, 2026
Assets
Current assets:
Cash and cash equivalents	$6,560	$7,272
Short-term investments	4,454	5,318
Funds receivable and amounts held on behalf of customers	6,959	7,420
Prepaids and other current assets	824	1,098
Total current assets	18,797	21,108
Deferred tax assets	2,102	1,775
Goodwill and intangible assets, net	770	763
Other assets, noncurrent	539	723
Total assets	$22,208	$24,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,216
Funds payable and amounts payable to customers	6,959	7,420
Current portion of long-term debt	1,999	—
Unearned fees	1,743	1,536
Total current liabilities	13,649	12,172
Long-term debt, net	—	2,371
Other liabilities, noncurrent	360	514
Total liabilities	14,009	15,057
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: Class A - authorized 2,000 shares; 426 shares issued & outstanding at both dates; Class B - authorized 710 shares; 176 and 163 shares issued & outstanding, respectively; Class C - authorized 2,000 shares; zero shares issued & outstanding at both dates; and Class H - authorized 26 shares; 9 shares issued and zero shares outstanding at both dates.	—	—
Additional paid-in capital	13,763	14,782
Accumulated other comprehensive income (loss)	(62)	6
Accumulated deficit	(5,502)	(5,476)
Total stockholders’ equity	8,199	9,312
Total liabilities and stockholders’ equity	$22,208	$24,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$4,095	$4,869	$9,463	$11,155
Costs and expenses:
Cost of revenue	549	651	1,599	1,865
Operations and support	365	393	1,000	1,080
Product development	587	664	1,765	1,974
Sales and marketing	639	762	1,893	2,388
General and administrative	330	378	931	983
Total costs and expenses	2,470	2,848	7,188	8,290
Income from operations	1,625	2,021	2,275	2,865
Interest income	180	182	543	520
Interest expense	(6)	(45)	(17)	(103)
Other income (expense), net	(7)	15	(57)	69
Income before income taxes	1,792	2,173	2,744	3,351
Provision for income taxes	418	283	574	485
Net income	$1,374	$1,890	$2,170	$2,866
Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.25	$3.21	$3.53	$4.83
Diluted	$2.21	$3.16	$3.47	$4.77
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	611	589	616	593
Diluted	621	597	626	600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income	$1,374	$1,890	$2,170	$2,866
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	4	(32)	9	(47)
Net unrealized gain (loss) on cash flow hedges, net of tax	46	20	(157)	118
Foreign currency translation adjustments	(1)	(1)	34	(3)
Other comprehensive income (loss)	49	(13)	(114)	68
Comprehensive income	$1,423	$1,877	$2,056	$2,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	623	$—	$12,602	$35	$(4,225)	$8,412
Net income	—	—	—	—	154	154
Other comprehensive loss	—	—	—	(56)	—	(56)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(124)	—	—	(124)
Stock-based compensation	—	—	363	—	—	363
Repurchases of common stock	(6)	—	—	—	(812)	(812)
Balances as of March 31, 2025	619	—	12,841	(21)	(4,883)	7,937
Net income	—	—	—	—	642	642
Other comprehensive loss	—	—	—	(107)	—	(107)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(98)	—	—	(98)
Stock-based compensation	—	—	425	—	—	425
Repurchases of common stock	(8)	—	—	—	(1,017)	(1,017)
Balances as of June 30, 2025	613	—	13,168	(128)	(5,258)	7,782
Net income	—	—	—	—	1,374	1,374
Other comprehensive income	—	—	—	49	—	49
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(132)	—	—	(132)
Stock-based compensation	—	—	401	—	—	401
Repurchases of common stock	(7)	—	—	—	(864)	(864)
Balances as of September 30, 2025	608	$—	$13,437	$(79)	$(4,748)	$8,610

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	602	$—	$13,763	$(62)	$(5,502)	$8,199
Net income	—	—	—	—	160	160
Other comprehensive income	—	—	—	60	—	60
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1	—	(132)	—	—	(132)
Stock-based compensation	—	—	410	—	—	410
Repurchases of common stock	(8)	—	—	—	(1,061)	(1,061)
Balances as of March 31, 2026	595	—	14,041	(2)	(6,403)	7,636
Net income	—	—	—	—	816	816
Other comprehensive income	—	—	—	21	—	21
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(95)	—	—	(95)
Stock-based compensation	—	—	487	—	—	487
Repurchases of common stock	(8)	—	—	—	(1,066)	(1,066)
Balances as of June 30, 2026	590	—	14,433	19	(6,653)	7,799
Net income	—	—	—	—	1,890	1,890
Other comprehensive loss	—	—	—	(13)	—	(13)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(113)	—	—	(113)
Stock-based compensation	—	—	462	—	—	462
Repurchases of common stock	(4)	—	—	—	(713)	(713)
Balances as of September 30, 2026	589	$—	$14,782	$6	$(5,476)	$9,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Airbnb, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2026
Cash flows from operating activities:
Net income	$2,170	$2,866
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	1,181	1,359
Deferred income taxes	336	312
Other, net	210	127
Changes in operating assets and liabilities:
Prepaids and other assets	(204)	(360)
Accrued expenses and other liabilities	229	391
Unearned fees	198	(209)
Net cash provided by operating activities	4,120	4,486
Cash flows from investing activities:
Purchases of short-term investments	(2,660)	(3,659)
Sales and maturities of short-term investments	2,252	2,726
Other investing activities, net	(40)	(86)
Net cash used in investing activities	(448)	(1,019)
Cash flows from financing activities:
Repurchases of common stock	(2,694)	(2,851)
Proceeds from issuance of long-term debt, net of issuance costs	—	2,478
Principal repayment of long-term debt	—	(2,000)
Change in funds payable and amounts payable to customers	670	595
Taxes paid related to tax on equity awards	(431)	(534)
Proceeds from exercise of equity awards	78	202
Net cash used in financing activities	(2,377)	(2,110)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	658	(153)
Net increase in cash, cash equivalents, and restricted cash	1,953	1,204
Cash, cash equivalents, and restricted cash, beginning of period	12,760	13,486
Cash, cash equivalents, and restricted cash, end of period	$14,713	$14,690

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, which establishes a new accounting model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the update, an entity must disclose whether the environmental credits are for compliance, exchange, or voluntary purposes, which would determine the accounting treatment. The amendments are effective on a retrospective basis for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

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

In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about an entity’s expenses, for both annual and interim periods in a tabular format in the footnotes to the financial statements, to include disaggregated information about specific categories underlying certain income statement expense line items. The update is effective for public companies on a prospective basis, with the option for retrospective application in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

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

Note 3. Supplemental Financial Statement Information

Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported on the Company’s unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$6,560	$7,272
Cash and cash equivalents included in funds receivable and amounts held on behalf of customers	6,891	7,359
Restricted cash included in prepaids and other current assets, and other assets, noncurrent	35	59
Total cash, cash equivalents, and restricted cash	$13,486	$14,690

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental Disclosures of Cash Flow Information

Cash flow information consisted of the following (in millions):

	Nine Months Ended September 30,
	2025	2026
Cash paid for income taxes, net of refunds	$180	$187
Cash paid for interest	$2	$60

Customer Receivables

Customer receivables, net recorded in prepaids and other current assets on the unaudited condensed consolidated balance sheets consisted of the following (in millions):

	December 31, 2025	September 30, 2026
Customer receivables	$225	$258
Customer receivables reserve	(39)	(44)
Customer receivables, net	$186	$214

Accrued Expenses, Accounts Payable, and Other Current Liabilities

Accrued expenses, accounts payable, and other current liabilities consisted of the following (in millions):

	December 31, 2025	September 30, 2026
Lodging taxes and indirect tax obligations	$1,132	$1,279
Compensation and employee benefits	593	635
Accounts payable	232	161
Operating lease liabilities, current	68	35
Other	923	1,106
Accrued expenses, accounts payable, and other current liabilities	$2,948	$3,216

Revenue Disaggregated by Geographic Region

The following table presents revenue disaggregated by listing location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
North America	$1,619	$1,942	$4,050	$4,674
Europe, the Middle East, and Africa	1,969	2,298	3,799	4,470
Latin America	235	306	809	1,048
Asia Pacific	272	323	805	963
Total revenue disaggregated by geographic region	$4,095	$4,869	$9,463	$11,155

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Investments

The following tables summarize the Company’s investments by major security type (in millions):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$2,277	$11	$—	$2,288
Mortgage-backed and asset-backed securities	441	2	(2)	441
Government bonds	262	—	—	262
Commercial paper	182	—	—	182
Certificates of deposit	149	—	—	149
Total debt securities	3,311	13	(2)	3,322
Time deposits	1,132	—	—	1,132
Total short-term investments	$4,443	$13	$(2)	$4,454

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Short-term investments
Debt securities:
Corporate debt securities	$3,223	$1	$(36)	$3,188
Mortgage-backed and asset-backed securities	556	—	(10)	546
Government bonds	329	—	(6)	323
Certificates of deposit	40	—	—	40
Commercial paper	39	—	—	39
Total debt securities	4,187	1	(52)	4,136
Time deposits	1,182	—	—	1,182
Total short-term investments	$5,369	$1	$(52)	$5,318

Long-term investments were immaterial as of December 31, 2025 and September 30, 2026.

As of December 31, 2025 and September 30, 2026, the Company did not have any available-for-sale debt securities for which the Company recorded credit-related losses.

Unrealized losses, net of tax, before reclassifications from AOCI to other income (expense), net, were immaterial for the three and nine months ended September 30, 2025, and were $32 million and $47 million for the three and nine months ended September 30, 2026, respectively. Realized gains and losses reclassified from AOCI to other income (expense), net, were immaterial for the three and nine months ended September 30, 2025 and 2026.

The following table summarizes debt securities in an unrealized loss position, including long-term investments (in millions):

	December 31, 2025	September 30, 2026
Securities in an unrealized loss position
Estimated fair value	$161	$3,827
Gross unrealized losses	$12	$61

Securities in continuous unrealized loss position greater than 12 months
Estimated fair value	$36	$22
Unrealized losses	$12	$13

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the contractual maturities of the Company’s available-for-sale debt securities (in millions):

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$924	$922
Due after one year through five years	3,178	3,125
Due after five years	98	93
Total	$4,200	$4,140

Investments Accounted for Under the Equity Method

As of December 31, 2025 and September 30, 2026, the carrying values of the Company’s equity method investments in privately-held companies were $47 million and $64 million, respectively. Impairment charges were immaterial for the three and nine months ended September 30, 2025 and 2026. Unrealized losses were immaterial for the three and nine months ended September 30, 2025 and 2026.

During the nine months ended September 30, 2026, the Company recognized a realized gain of $71 million on the sale of an equity investment, which was recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. The realized gain resulted from the cash proceeds received in connection with the acquisition of the investee by a third party and reflects the difference between the proceeds and the investment’s carrying value.

Equity Investments Without Readily Determinable Fair Values

The Company holds equity investments in privately-held companies where fair values are not readily determinable and in which it lacks a controlling interest or significant influence. The investments are classified within other assets, noncurrent on the unaudited condensed consolidated balance sheets. The net carrying value of these investments was $11 million and $39 million as of December 31, 2025 and September 30, 2026, respectively.

During the nine months ended September 30, 2025 and 2026, the Company recorded non-cash impairment charges of $30 million and $8 million, respectively, with no impairment charges recorded during the three months ended September 30, 2025 and 2026. There was an upward adjustment of $8 million for an observable price change recorded for the three and nine months ended September 30, 2025, with no upward adjustments for observable price changes recorded for the three and nine months ended September 30, 2026.

As of September 30, 2026, the cumulative impairment and downward adjustments for observable price changes were $115 million.

Note 5. Fair Value Measurements and Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$901	$—	$—	$901
Commercial paper	—	98	—	98
Government bonds	—	57	—	57
Corporate debt securities	—	7	—	7
Total cash and cash equivalents	901	162	—	1,063
Short-term investments:
Corporate debt securities	—	2,288	—	2,288
Mortgage-backed and asset-backed securities	—	441	—	441
Government bonds	—	262	—	262
Commercial paper	—	182	—	182
Certificates of deposit	—	149	—	149
Total short-term investments	—	3,322	—	3,322

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Funds receivable and amounts held on behalf of customers:
Money market funds	2,164	—	—	2,164
Prepaids and other current assets:
Foreign exchange derivative assets	—	20	—	20
Total assets at fair value	$3,065	$3,504	$—	$6,569
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$68	$—	$68

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$1,405	$—	$—	$1,405
Commercial paper	—	17	—	17
Corporate debt securities	—	1	—	1
Total cash and cash equivalents	1,405	18	—	1,423
Short-term investments:
Corporate debt securities	—	3,188	—	3,188
Mortgage-backed and asset-backed securities	—	546	—	546
Government bonds	—	323	—	323
Certificates of deposit	—	40	—	40
Commercial paper	—	39	—	39
Total short-term investments	—	4,136	—	4,136
Funds receivable and amounts held on behalf of customers:
Money market funds	1,769	—	—	1,769
Prepaids and other current assets:
Foreign exchange derivative assets	—	114	—	114
Total assets at fair value	$3,174	$4,268	$—	$7,442
Liabilities
Accrued expenses, accounts payable, and other current liabilities:
Foreign exchange derivative liabilities	$—	$16	$—	$16
Other liabilities, noncurrent:
Interest rate swap derivative liabilities	—	109	—	109
Total liabilities at fair value	$—	$125	$—	$125

As of September 30, 2026, the estimated fair value of the $2.5 billion aggregate principal amount of unsecured senior notes issued in March 2026 (“Senior Notes”) was $2.4 billion, determined using quoted market prices for similar instruments in active markets (Level 2). See Note 7, Debt, for additional information.

There were no unrealized losses included in other comprehensive income (loss) relating to investments measured at fair value for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended September 30, 2025 and 2026.

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2025 and 2026.

Note 6. Derivative Instruments and Hedging

The Company uses derivative instruments to manage risks related to foreign currencies and interest rates. The Company does not hold or issue derivatives for trading or speculative purposes.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Fair Value of Derivative Instruments

The following table summarizes the effect of derivative instruments on the Company’s unaudited condensed consolidated balance sheets (in millions):

	Derivative Assets(1)(2)
	Location	December 31, 2025	September 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$4	$79

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Prepaids and other current assets	$16	$35

	Derivative Liabilities(1)
	Location	December 31, 2025	September 30, 2026
Derivatives designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$61	$5
Interest rate swaps (noncurrent)	Other liabilities, noncurrent	—	109

Derivatives not designated as hedging instruments:
Foreign exchange contracts (current)	Accrued expenses, accounts payable, and other current liabilities	$7	$11

(1)Derivative assets and liabilities are measured using Level 2 inputs. These inputs include currency rates and interest rate yield curves for foreign exchange contracts, and interest rate yield curves for interest rate swaps.
(2)Noncurrent derivative assets were immaterial.

To limit credit risk, the Company generally enters into master netting arrangements with the respective counterparties to the Company’s derivative contracts, under which the Company is allowed to settle transactions with a single net amount payable by one party to the other. As of September 30, 2026, the potential effect of these rights of offset associated with the Company’s derivative contracts would be a reduction to both derivative assets and liabilities of $16 million, resulting in net derivative assets of $102 million and derivative liabilities of $109 million.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Effect of Derivative Instruments Designated as Hedging Instruments on AOCI

The following table presents the impact of derivative instruments designated as cash flow hedges on AOCI, net of tax (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$4	$18	$(198)	$82

Realized losses on derivative instruments designated as hedging instruments reclassified from AOCI to revenue in the unaudited condensed consolidated statements of operations were $42 million and $41 million for the three and nine months ended September 30, 2025, compared to $2 million and $36 million for the three and nine months ended September 30, 2026, respectively.

As of December 31, 2025 and September 30, 2026, cumulative unrealized gains (losses) recorded in AOCI, net of tax, related to derivative instruments designated as hedging instruments were $(59) million and $59 million, respectively.

Derivative Instruments Not Designated as Hedging Instruments

Realized gain (loss) on derivative instruments not designated as hedging instruments in the unaudited condensed consolidated statements of operations was $22 million and $50 million for the three and nine months ended September 30, 2025, respectively, and was immaterial for the three and nine months ended September 30, 2026.

Unrealized gain (loss) on derivative instruments not designated as hedging instruments on the unaudited condensed consolidated statements of operations was $(16) million and $(4) million for the three and nine months ended September 30, 2025, respectively, compared to $43 million and $14 million for the three and nine months ended September 30, 2026, respectively.

The total notional amount of outstanding derivatives not designated as hedging instruments was $2.7 billion and $3.4 billion as of December 31, 2025 and September 30, 2026, respectively.

Cash Flow Hedges

As of September 30, 2026, approximately $48 million of deferred net gains on both outstanding and matured derivatives in AOCI were expected to be reclassified to revenue during the next 12 months concurrent with the underlying hedged transactions which will be recorded in revenue. Actual amounts ultimately reclassified to revenue are dependent on the exchange rates in effect when derivative contracts currently outstanding mature.

The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $3.1 billion and $3.7 billion as of December 31, 2025 and September 30, 2026, respectively.

Fair Value Hedges

The Company has designated its interest rate swaps as fair value hedges for accounting purposes, and these fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the gains and losses related to changes in the fair value of the interest rate swaps completely offset the changes in the fair value of the hedged portion of the underlying Senior Notes that are attributable to changes in market interest rates. The net interest settlements on the interest rate swaps, along with the offsetting fair value adjustments on the swaps and the hedged debt, are recognized as interest expense in the Company’s unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the recognized fair value losses on the Company’s interest rate swaps were $77 million and $109 million, respectively.

Note 7. Debt

Senior Unsecured Notes

On March 16, 2026, the Company issued $2.5 billion aggregate principal amount of Senior Notes. The Company used a portion of the net proceeds to fully repay, upon their maturity, the $2.0 billion aggregate principal amount of its 0% convertible senior notes due 2026 (“2026 Notes”), which were the Company’s only outstanding debt as of December 31, 2025 and were classified as current. The Company incurred debt discount and issuance costs of approximately $22 million in connection with the Senior Notes offering, which were allocated on a pro rata basis to the $850 million of 4.40% senior notes due March 2029 (“2029 Notes”), the 2031 Notes, and the 2036 Notes. The debt discount and issuance costs are amortized on an effective interest rate method to interest expense, in the Company’s unaudited condensed consolidated statements of operations, over the contractual term of the Senior Notes. The principal maturities of the Senior Notes over the next five years total approximately $1.7 billion, consisting of the 2029 Notes and 2031 Notes, with the remaining $800 million maturing thereafter.

The Senior Notes rank equally with all of the Company’s existing and future unsecured senior indebtedness. Interest is payable semi-annually in arrears on March 16 and September 16 of each year.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s long-term debt as of September 30, 2026 (in millions, except percentages):

	September 30, 2026
Instruments	Effective Interest Rate	Amount
4.40% Senior Notes due March 2029	4.65%	$850
4.65% Senior Notes due March 2031	4.86%	850
5.25% Senior Notes due March 2036	5.38%	800
Total long-term debt		2,500
Unamortized discount and debt issuance costs		(20)
Hedge fair value adjustments(1)		(109)
Total long-term debt, net		$2,371

(1)See Note 6, Derivative Instruments and Hedging, for further information on the interest rate swaps related to fixed-rate debt.

Interest expense, including amortization of debt discount and issuance costs, for the three and nine months ended September 30, 2026, which primarily related to the Senior Notes, was $31 million and $67 million, respectively. For the three and nine months ended September 30, 2025, interest expense related to the amortization of the debt discount and issuance costs associated with the 2026 Notes was immaterial.

The indenture governing the Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into certain sale and leaseback transactions; and (iii) in the case of the Company, consolidate with, merge into or sell, convey or lease all or substantially all of the Company’s assets to any other person, in each case as set forth in the indenture. These covenants are, however, subject to a number of important limitations and exceptions. The indenture governing the Senior Notes also contains customary event of default provisions. The Company was in compliance with all covenants as of September 30, 2026.

2022 Credit Facility

In October 2022, the Company entered into a five-year unsecured Revolving Credit Agreement, which matures on October 31, 2027 and provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2022 Credit Facility”). The 2022 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit.

The 2022 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the Company’s and certain of its subsidiaries’ ability to incur debt and liens, undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all covenants as of September 30, 2026.

As of September 30, 2026, no amounts were drawn under the 2022 Credit Facility and outstanding letters of credit totaled $19 million. Subsequent to September 30, 2026, the Company entered into a five-year unsecured Revolving Credit Agreement which terminated and replaced the 2022 Credit Facility. See Note 13, Subsequent Events, for additional information.

Note 8. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense was $399 million and $462 million for the three months ended September 30, 2025 and 2026, respectively, and $1.2 billion and $1.4 billion for the nine months ended September 30, 2025 and 2026, respectively.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option and Restricted Stock Unit Activity

A summary of stock option and restricted stock unit (“RSU”) activity under the Company’s equity incentive plans was as follows (in millions, except per share amounts):

	Outstanding Stock Options		Outstanding RSUs
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
As of December 31, 2025	5.4	$108.28	32.2	$99.64
Granted	1.2	134.96	15.6	132.64
Exercised/Vested	(2.0)	79.67	(9.2)	133.82
Canceled	(0.4)	158.26	(3.4)	135.80
As of September 30, 2026	4.2	$125.57	35.2	$101.84

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of September 30, 2026	4.2	$125.57	6.92	$160
Options exercisable as of September 30, 2026	2.2	$113.64	4.96	$115

Note 9. Commitments and Contingencies

Commitments

The Company has commitments including purchase obligations for web-hosting services and other commitments for brand marketing. As of September 30, 2026, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its 2025 Annual Report.

Lodging Tax Obligations and Other Non-Income Tax Matters

Lodging Tax Obligations

Some states and localities in the U.S. and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. As of September 30, 2026, the Company collected and remitted Lodging Taxes in approximately 37,000 jurisdictions around the world on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30- to 90-day period following the end of each month.

As of December 31, 2025 and September 30, 2026, the Company had an obligation to remit Lodging Taxes collected from guests on bookings in these jurisdictions totaling $387 million and $502 million, respectively. These payables were recorded in accrued expenses, accounts payable, and other current liabilities on the unaudited condensed consolidated balance sheets.

In jurisdictions where the Company does not collect and remit Lodging Taxes, hosts are primarily responsible for such taxes. The Company has estimated Lodging Tax liabilities in a certain number of jurisdictions with respect to state, city, and local taxes where management believes it is probable that the Company can be held jointly liable with hosts for taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and September 30, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $114 million and $134 million, respectively. With respect to all other Lodging Taxes for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued.

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

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company has estimated non-income tax liabilities where management believes it is probable that the Company can be held liable for such taxes and the related amounts can be reasonably estimated. As of December 31, 2025 and September 30, 2026, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $199 million and $271 million, respectively. In addition, the Company has identified reasonably possible exposures related to non-income taxes and has not accrued for these amounts since the likelihood of the contingent liability is less than probable. As of September 30, 2026, the Company estimates that the reasonably possible loss related to these matters in excess of the amounts accrued is between $290 million and $310 million; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

The Company recorded income tax expense of $418 million and $283 million for the three months ended September 30, 2025 and 2026, and $574 million and $485 million for the nine months ended September 30, 2025 and 2026, respectively. Income tax expense for the three and nine months ended September 30, 2026 decreased over the same periods in the prior year primarily due to the recognition of a $213 million valuation allowance against Corporate Alternative Minimum Tax (“CAMT”) credits in the prior year, partially offset by an increase in current and deferred tax on U.S. and foreign earnings in line with profitability growth.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2026, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable, with the exception of California research and development credits, federal CAMT credits, capital loss carryovers, losses subject to the dual consolidated loss rules, and certain state net operating losses. The Company’s policy is to not consider the impact of future years’ CAMT in its valuation allowance assessment for regular deferred tax assets. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

The Company’s significant tax jurisdictions include the U.S., California, and Ireland. The Company is in litigation with the Internal Revenue Service (“IRS”) for the 2013 tax year, has a pending refund claim for 2016, and is pursuing administrative appeals for 2017 and 2018. The primary issue in dispute for 2013 is the valuation of the Company’s international intellectual property which was sold to a subsidiary in 2013. In December 2020, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS which proposed an increase to the Company’s U.S. taxable income that could result in additional income tax expense and cash liability of $1.3 billion, plus penalties and interest, which exceeds the current reserve recorded in its consolidated financial statements by more than $1.0 billion. The Company strongly disagrees with the proposed adjustment and continues to vigorously contest it. The Company entered into an administrative dispute process with IRS Appeals, however an acceptable outcome was not reached. In May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS related to the aforementioned valuation of its international intellectual property. The Notice claimed that the Company owes $1.3 billion in tax, plus penalties and interest. The Company will continue to pursue all available remedies to resolve this dispute. In July 2024, the Company petitioned the U.S. Tax Court (“Tax Court”) for redetermination, and if necessary, the Company will appeal the Tax Court’s decision to the appropriate appellate court. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these disputes. If the IRS prevails in the assessment of additional tax due based on its position and such tax and related interest and penalties, if any, exceeds the Company’s current reserves, such outcome could have a material adverse impact on the Company’s financial position and results of operations, and any assessment of additional tax could require a significant cash payment and have a material adverse impact on the Company’s unaudited condensed consolidated statements of cash flows.

Note 11. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income	$1,374	$1,890	$2,170	$2,866
Add: convertible senior notes interest expense, net of tax	1	—	3	1
Net income - diluted	$1,375	$1,890	$2,173	$2,867
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders:
Basic	611	589	616	593
Effect of dilutive securities	10	8	10	7
Diluted	621	597	626	600
Net income per share attributable to Class A and Class B common stockholders:
Basic	$2.25	$3.21	$3.53	$4.83
Diluted	$2.21	$3.16	$3.47	$4.77

As of both September 30, 2025 and 2026, 9.6 million shares of RSUs were excluded from net income per share because they are subject to market conditions that were not achieved as of such dates.

Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Stock options	3	3	2	3
RSUs	14	—	13	—
Total	17	3	15	3

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Share Repurchase Program

In August 2025, the Company announced that its board of directors approved a new share repurchase program with authorization to purchase up to $6.0 billion of the Company’s Class A common stock.

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

During the three and nine months ended September 30, 2026, the Company repurchased and subsequently retired 4.4 million and 20.4 million shares of Class A common stock for $712 million and $2.8 billion, respectively. As of September 30, 2026, the Company had $2.7 billion available to repurchase shares of Class A common stock under its share repurchase program.

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

The following table sets forth the Company’s significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$4,095	$4,869	$9,463	$11,155
Less:
Merchant fees and chargebacks	447	515	1,282	1,506
Salaries and benefits	504	587	1,493	1,765
Marketing	407	496	1,257	1,602
Stock-based compensation expense	399	462	1,181	1,359
Professional and third-party services(1)	330	326	910	907
Non-income taxes	68	70	175	140
Other items(2)	315	392	890	1,011
Total costs and expenses	2,470	2,848	7,188	8,290
Income from operations	1,625	2,021	2,275	2,865
Interest income	180	182	543	520
Interest expense	(6)	(45)	(17)	(103)
Other income (expense), net	(7)	15	(57)	69
Income before income taxes	1,792	2,173	2,744	3,351
Provision for income taxes	418	283	574	485
Net income	$1,374	$1,890	$2,170	$2,866

(1)Professional and third-party services primarily include expenses related to customer support partners, consultants and third-party service providers, contingent workforce and fees for legal, audit, and tax.
(2)Other items primarily include expenses and costs related to data hosting services, software and equipment, insurance, and customer relations.

Airbnb, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 13. Subsequent Events

2026 Revolving Credit Facility Agreement

On October 30, 2026, the Company entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2026 Credit Facility”). In connection with the consummation of the 2026 Credit Facility, the Company terminated its 2022 Credit Facility on October 30, 2026. The 2026 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit and a $50 million sub-limit for swingline loans, and permits the Company to request increases in the commitments of up to an additional $500 million, subject to lender participation. Letters of credit of approximately $19 million that were outstanding under the 2022 Credit Facility were deemed issued under the 2026 Credit Facility upon closing and reduced the amount available for borrowing. The 2026 Credit Facility has a commitment fee based on the Company’s senior unsecured credit ratings with amounts that range from 0.07% to 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on the Company’s senior unsecured credit ratings with amounts that range from (i) in the case of the Term SOFR borrowings, 0.75% to 1.25%, plus Term SOFR, subject to a floor of 0.00%, or (ii) in the case of base rate borrowings, 0.00% to 0.25%, plus the greatest of (a) the prime rate as established in the Wall Street Journal; (b) the federal funds effective rate plus 0.50%; and (c) Term SOFR for a one-month period plus 1.00%, subject to a floor of 1.00%. Outstanding balances may be repaid prior to maturity without penalty. The 2026 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the ability of certain of the Company’s subsidiaries to incur debt and on the Company and its subsidiaries’ ability to incur liens and undergo fundamental changes, as well as a financial covenant requiring the Company to maintain a maximum leverage ratio. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the 2026 Credit Facility.

2026 Share Repurchase Program

On November 3, 2026, the Company’s board of directors approved a new share repurchase program with authorization to purchase up to an additional $12 billion of the Company’s Class A common stock at management’s discretion. The Company’s prior share repurchase program, which authorized $6.0 billion, remains in effect with $2.7 billion available as of September 30, 2026. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the Company’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” of our 2025 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and any subsequent filings. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Third Quarter Financial Highlights

•Top-Line Growth: Revenue grew by 19% to $4.9 billion for the three months ended September 30, 2026, compared to the same period in the prior year. This growth was primarily driven by an increase in the number of check-ins relating to Nights and Seats Booked, and a moderate increase in our Average Daily Rate (“ADR”).

•Increased Profitability: Net income grew by $516 million to $1.9 billion for the three months ended September 30, 2026, compared to the same period in the prior year. This improvement was primarily driven by revenue growth of 19%, which outpaced a 15% increase in total costs and expenses, and a $135 million decrease in our provision for income taxes, as the prior year included a $213 million valuation allowance against deferred tax assets for Corporate Alternative Minimum Tax (“CAMT”) credits.

•Cash Generation: Cash provided by operating activities was $1.5 billion for the three months ended September 30, 2026, compared to $1.4 billion in the same period in the prior year. Free Cash Flow1 (“FCF”) was $1.4 billion for the three months ended September 30, 2026, compared to $1.3 billion in the same period in the prior year.

•Share Repurchases: During the three months ended September 30, 2026, we repurchased 4.4 million shares of Class A common stock for $712 million, leaving $2.7 billion available to repurchase under our share repurchase program.

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

These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly titled metrics or measures presented by other companies. A reconciliation of Adjusted EBITDA and FCF non-GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP is provided under the subsection titled “— Adjusted EBITDA Reconciliation” and “— Free Cash Flow Reconciliation” below. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

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

The following table summarizes our key business metrics, for each period presented below (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
Nights and Seats Booked	134	155	16%	411	459	12%
Gross Booking Value	$22,892	$27,715	21%	$70,855	$84,149	19%

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

During the three and nine months ended September 30, 2026, the increase in Nights and Seats Booked, compared to the same period in the prior year, was driven by strong growth across all regions, led by Latin America and Asia Pacific, as we continue to focus on international expansion. North America and EMEA grew more moderately. We also continued to benefit from our product initiatives, including improvements to search and merchandising, pricing and tools, flexible payment options, and sign-up and login.

Gross Booking Value

Gross Booking Value (“GBV”) represents the dollar value of bookings on our platform in a period, inclusive of host earnings, service fees, cleaning fees, and taxes, net of cancellations and alterations. The timing of recording GBV and related cancellations is similar to that described in the subsection titled “— Key Business Metrics and Non-GAAP Financial Measures — Nights and Seats Booked” above. The entire amount of a booking is reflected in GBV in the quarter it occurs regardless of when payment is collected. Revenue is recognized upon check-in; accordingly, GBV has generally been a leading indicator of revenue. Our flexible payment options allow guests to defer a portion or all of their payment from the time of booking to a date closer to stay. In 2025, we launched Reserve Now, Pay Later (“RNPL”) and expanded it internationally in 2026. To date, RNPL bookings, which require no payment at the time of booking, have experienced higher cancellation rates than historic bookings in which some or all of the cash was received at the time of booking. As adoption of RNPL and our other flexible payment options continues to grow, the timing among GBV, revenue, and cash receipts has become less correlated and may continue to do so.

During the three and nine months ended September 30, 2026, the increase in GBV, compared to the same periods in the prior year, was primarily due to an increase in Nights and Seats Booked and a moderate increase in ADR. We saw GBV growth across all regions driven in part by the continued adoption of RNPL, led by Latin America and Asia Pacific, with North America and EMEA growing more moderately.

Non-GAAP Financial Measures

Our non-GAAP financial measures include Adjusted EBITDA, Adjusted EBITDA Margin, FCF, FCF Margin, and constant currency revenue growth rate, which are described below. A reconciliation of Adjusted EBITDA and FCF non-GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP is provided below. Constant currency revenue growth rate is presented alongside, and should be read together with, revenue growth rate calculated in accordance with U.S. GAAP, which is its most directly comparable U.S. GAAP measure. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as financial measures, should be considered as supplemental in nature, and are not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered alongside other financial performance measures, including net income and net income margin as well as our other U.S. GAAP results. FCF and FCF Margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities and net cash provided by operating activities margin. FCF and FCF Margin do not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures. Constant currency revenue growth rate has limitations as an analytical tool, should be considered as supplemental in nature, and is not meant as a substitute for revenue growth rate calculated in accordance with U.S. GAAP. It excludes the effects of changes in foreign currency exchange rates, which can be significant and are a part of our reported results, and may be calculated differently by other companies in our industry.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable U.S. GAAP measure (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income	$1,374	$1,890	$2,170	$2,866
Net income margin	34%	39%	23%	26%
Adjusted EBITDA	$2,051	$2,509	$3,511	$4,289
Adjusted EBITDA Margin	50%	52%	37%	38%

Net cash provided by operating activities	$1,356	$1,508	$4,120	$4,486
Net cash provided by operating activities margin	33%	31%	44%	40%
FCF	$1,349	$1,426	$4,092	$4,383
FCF Margin	33%	29%	43%	39%

Adjusted EBITDA Reconciliation

The following is a reconciliation of net income to Adjusted EBITDA (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$4,095	$4,869	$9,463	$11,155

Net income	$1,374	$1,890	$2,170	$2,866
Adjusted to exclude the following:
Provision for income taxes	418	283	574	485
Other (income) expense, net	7	(15)	57	(69)
Interest expense	6	45	17	103
Interest income	(180)	(182)	(543)	(520)
Depreciation and amortization	22	14	68	53
Stock-based compensation expense	399	462	1,181	1,359
Lodging taxes, host withholding taxes, and transactional taxes, net	4	13	(7)	14
Acquisition-related impacts	1	(1)	(1)	(2)
Stock-settlement obligations related to IPO	—	—	(5)	—
Adjusted EBITDA	$2,051	$2,509	$3,511	$4,289
Adjusted EBITDA Margin	50%	52%	37%	38%

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because the amount and timing of these items are unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful.

The increase in Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, was primarily due to revenue growth from an increase in the number of check-ins for Nights and Seats Booked and a moderate increase in ADR, which outpaced the growth in our operating expenses.

Free Cash Flow Reconciliation

The following is a reconciliation of net cash provided by operating activities to FCF (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$4,095	$4,869	$9,463	$11,155

Net cash provided by operating activities	$1,356	$1,508	$4,120	$4,486
Purchases of property and equipment	(7)	(82)	(28)	(103)
FCF	$1,349	$1,426	$4,092	$4,383
FCF Margin	33%	29%	43%	39%

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

The increase in FCF was driven by higher net income, partially offset by working capital outflows, including the impact from the continued expansion of RNPL and purchase of property in New York in July 2026.

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

Results of Operations

The following table sets forth our results of operations (in millions, except percentages):

	Three Months Ended September 30,
	2025	% of Revenue	2026	% of Revenue	% Change
Revenue	$4,095	100%	$4,869	100%	19%
Costs and expenses:
Cost of revenue	549	13	651	13	19
Operations and support(1)	365	9	393	8	8
Product development(1)	587	14	664	14	13
Sales and marketing(1)	639	16	762	16	19
General and administrative(1)	330	8	378	7	15
Total costs and expenses	2,470	60	2,848	58	15
Income from operations	1,625	40	2,021	42	24
Interest income	180	4	182	4	1
Interest expense	(6)	—	(45)	(1)	650
Other income (expense), net	(7)	—	15	—	314
Income before income taxes	1,792	44	2,173	45	21
Provision for income taxes	418	10	283	6	(32)
Net income	$1,374	34%	$1,890	39%	38%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Three Months Ended September 30,
	2025	% of Total	2026	% of Total	% Change
Operations and support	$22	6%	$33	7%	50%
Product development	254	63	278	61	9
Sales and marketing	54	14	66	14	22
General and administrative	69	17	85	18	23
Stock-based compensation expense	$399	100%	$462	100%	16%

The following table sets forth our results of operations (in millions, except percentages):

	Nine Months Ended September 30,
	2025	% of Revenue	2026	% of Revenue	% Change
Revenue	$9,463	100%	$11,155	100%	18%
Costs and expenses:
Cost of revenue	1,599	16	1,865	17	17
Operations and support(1)	1,000	11	1,080	10	8
Product development(1)	1,765	19	1,974	18	12
Sales and marketing(1)	1,893	20	2,388	21	26
General and administrative(1)	931	10	983	8	6
Total costs and expenses	7,188	76	8,290	74	15
Income from operations	2,275	24	2,865	26	26
Interest income	543	6	520	5	(4)
Interest expense	(17)	—	(103)	(1)	506
Other income (expense), net	(57)	(1)	69	—	221
Income before income taxes	2,744	29	3,351	30	22
Provision for income taxes	574	6	485	4	(16)
Net income	$2,170	23%	$2,866	26%	32%

(1)Includes stock-based compensation expense as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2025	% of Total	2026	% of Total	% Change
Operations and support	$66	6%	$96	7%	45%
Product development	763	64	839	62	10
Sales and marketing	150	13	188	14	25
General and administrative	202	17	236	17	17
Stock-based compensation expense	$1,181	100%	$1,359	100%	15%

Comparison of the Three and Nine Months Ended September 30, 2026 with the Same Periods in 2025

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Revenue	$4,095	$4,869	19%	$9,463	$11,155	18%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Revenue increased $774 million, or 19%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and a moderate increase in ADR. On a constant currency basis, revenue increased 16% compared to the same period in the prior year.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Revenue increased $1.7 billion, or 18%, primarily due to an increase in the number of check-ins relating to Nights and Seats Booked and a moderate increase in ADR. On a constant currency basis, revenue increased 15% compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Cost of revenue	$549	$651	19%	$1,599	$1,865	17%
Percentage of revenue	13%	13%		16%	17%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Cost of revenue increased $102 million, or 19%, primarily due to a $68 million increase in merchant fees and chargebacks and a $35 million increase in server costs. The increase in merchant fees was driven by higher net pay-in volume. The increase in chargebacks was driven by growth in GBV and a slight increase in our chargeback rate. The increase in server costs was primarily driven by increased infrastructure spend and increased amortization for server capacity costs.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Cost of revenue increased $266 million, or 17%, primarily due to a $224 million increase in merchant fees and chargebacks and a $50 million increase in server costs. The increase in merchant fees was driven by higher net pay-in volume. The increase in chargebacks was driven by growth in GBV and a slight increase in our chargeback rate. The increase in server costs was primarily driven by increased infrastructure spend and increased amortization for server capacity costs.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Operations and support	$365	$393	8%	$1,000	$1,080	8%
Percentage of revenue	9%	8%		11%	10%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Operations and support expense increased $28 million, or 8%, primarily due to a $33 million increase in customer relations costs driven by higher make-good payouts and related case reserves and a $21 million increase in payroll-related expenses driven by higher average headcount. These increases were partially offset by a $26 million decrease in professional and third-party service costs due to lower agent contact volume resulting from increased use of artificial intelligence (“AI”) in community support.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Operations and support expense increased $80 million, or 8%, primarily due to a $61 million increase in payroll-related expenses driven by higher average headcount and a $47 million increase in customer relations costs driven by higher make-good payouts and related case reserves. These increases were partially offset by a $42 million decrease in professional and third-party service costs due to lower agent contact volume resulting from increased use of AI in community support.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Product development	$587	$664	13%	$1,765	$1,974	12%
Percentage of revenue	14%	14%		19%	18%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Product development expense increased $77 million, or 13%, primarily due to a $61 million increase in payroll-related expenses driven by higher average headcount.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Product development expense increased $209 million, or 12%, primarily due to a $193 million increase in payroll-related expenses driven by higher average headcount.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Brand and performance marketing	$380	$471	24%	$1,204	$1,562	30%
Field operations and policy	259	291	12%	689	826	20%
Total sales and marketing	$639	$762	19%	$1,893	$2,388	26%
Percentage of revenue	16%	16%		20%	21%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Sales and marketing expense increased $123 million, or 19%, primarily due to a $87 million increase in marketing spend, driven by higher paid growth marketing initiatives and partnerships, and a $36 million increase in payroll-related expenses driven by higher average headcount.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Sales and marketing expense increased $495 million, or 26%, primarily due to a $345 million increase in marketing spend, driven by higher paid growth marketing initiatives and partnerships, and a $126 million increase in payroll-related expenses driven by higher average headcount.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
General and administrative	$330	$378	15%	$931	$983	6%
Percentage of revenue	8%	7%		10%	8%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

General and administrative expense increased by $48 million, or 15%. The increase was primarily due to a $26 million increase in payroll-related expenses driven by higher average headcount and a $20 million increase in professional and third-party service costs primarily driven by an increase in legal expenses.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

General and administrative expense increased by $52 million, or 6%. The increase was primarily due to a $69 million increase in payroll-related expenses driven by higher average headcount, and a $32 million increase in professional and third-party service costs primarily driven by an increase in legal expenses. These increases were partially offset by a $35 million decrease in non-income taxes.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Interest income	$180	$182	1%	$543	$520	(4)%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Interest income increased by $2 million, or 1%, primarily driven by an increase in interest income on operating cash, partially offset by lower interest rates on our investment portfolio.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Interest income decreased by $23 million, or 4%, primarily driven by lower interest rates on our investment portfolio, partially offset by an increase in interest income on operating cash.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Interest expense	$(6)	$(45)	650%	$(17)	$(103)	506%

Three and Nine Months Ended September 30, 2026 Compared with the Same Periods in 2025

Interest expense increased by $39 million and $86 million, respectively, primarily due to interest on our Senior Notes issued in March 2026 of $31 million and $67 million, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Other income (expense), net	$(7)	$15	314%	$(57)	$69	221%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

Other income (expense), net changed $22 million, or 314%. The net change was primarily due to a $24 million favorable change in net realized and unrealized foreign currency remeasurement.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

Other income (expense), net changed $126 million, or 221%. The net change was primarily due to a $71 million realized gain on an equity investment, a $22 million favorable impact from a decrease in impairment losses recorded on certain investments in 2026 compared to 2025, and a $21 million favorable change in net realized and unrealized foreign currency remeasurement.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2026	% Change	2025	2026	% Change
	(in millions, except percentages)
Provision for income taxes	$418	$283	(32)%	$574	$485	(16)%
Effective tax rate	23%	13%		21%	14%

Three Months Ended September 30, 2026 Compared with the Same Period in 2025

The provision for income taxes decreased by $135 million, or 32%, primarily due to the recognition of a $213 million valuation allowance against CAMT credits in the prior year, partially offset by a $73 million increase in current and deferred income tax on U.S. and foreign earnings in line with profitability growth.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025

The provision for income taxes decreased by $89 million, or 16%, primarily due to the recognition of a $213 million valuation allowance against CAMT credits in the prior year, partially offset by a $102 million increase in current and deferred income tax on U.S. and foreign earnings in line with profitability growth. See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Sources and Conditions of Liquidity

As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $12.6 billion. As of September 30, 2026, cash and cash equivalents totaled $7.3 billion, which included $2.8 billion held by our foreign subsidiaries. Cash and cash equivalents consist of cash on deposit with banks and interest-bearing accounts and highly-liquid securities with an original maturity of 90 days or less. As of September 30, 2026, short-term investments totaled $5.3 billion. Short-term investments primarily consist of highly-liquid investment grade corporate debt securities, time deposits, mortgage-backed and asset-backed securities, U.S. government and government agency debt securities (“government bonds”), certificates of deposit, and commercial paper. These short-term investments do not include funds of $7.4 billion as of September 30, 2026, that were held for bookings in advance of guests completing check-ins, which are recorded separately on our unaudited condensed consolidated balance sheets in funds receivable and amounts held on behalf of customers with a corresponding liability in funds payable and amounts payable to customers.

In March 2026, we issued $2.5 billion aggregate principal amount of Senior Notes, consisting of $850 million of 4.40% senior notes due March 2029, $850 million of 4.65% senior notes due March 2031, and $800 million of 5.25% senior notes due March 2036. We utilized $2.0 billion of the net proceeds to fully repay the outstanding aggregate principal amount of our convertible senior notes due 2026 (“2026 Notes”) upon their maturity. The remaining net proceeds of approximately $500 million (less underwriting discounts and offering expenses) were retained for general corporate purposes. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

In October 2026, we entered into a five-year unsecured Revolving Credit Agreement (“2026 Credit Facility”), resulting in the termination of our five-year unsecured Revolving Credit Agreement that would have otherwise matured on October 31, 2027. The 2026 Credit Facility provides us with access to $1.0 billion of commitments. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the 2026 Credit Facility. See Note 13, Subsequent Events, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Material Cash Requirements

Our principal contractual obligations and commitments consist primarily of our long-term debt and the associated ongoing semi-annual interest payments. On March 16, 2026, we issued $2.5 billion aggregate principal amount of Senior Notes and utilized a portion of the net proceeds to fully repay the outstanding aggregate principal amount of our $2.0 billion convertible 2026 Notes. The Senior Notes bear fixed interest rates that will materially increase our ongoing semi-annual cash interest obligations. See Note 7, Debt, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

In August 2025, our board of directors approved a share repurchase program with an authorization to purchase up to $6.0 billion of our Class A common stock. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. During the three and nine months ended September 30, 2026, we repurchased 4.4 million and 20.4 million shares of Class A common stock for $712 million and $2.8 billion, respectively, through our share repurchase program. As of September 30, 2026, we had $2.7 billion available to repurchase shares of Class A common stock under our share repurchase program.

In November 2026, our board of directors approved a new share repurchase program with authorization to purchase up to an additional $12 billion of our Class A common stock at management’s discretion. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, or accelerated share repurchase transactions, or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at our discretion. See Note 13, Subsequent Events, to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 compared with the same period in 2025 (in millions):

	Nine Months Ended September 30,
	2025	2026
Net cash provided by operating activities	$4,120	$4,486
Net cash used in investing activities	(448)	(1,019)
Net cash used in financing activities	(2,377)	(2,110)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	658	(153)
Net increase in cash, cash equivalents, and restricted cash	$1,953	$1,204

Net cash provided by operating activities increased by $366 million, primarily driven by an increase in net income due to growth in bookings, partially offset by a decrease in unearned fees due to the continued expansion of RNPL and other flexible payment options.

Net cash used in investing activities increased by $571 million, primarily driven by an increase in purchases of short-term investments, partially offset by proceeds from the sale and maturity of short-term investments.

Net cash used in financing activities decreased by $267 million, primarily driven by an increase in proceeds from the issuance of debt, net of repayments, partially offset by an increase in repurchases of common stock and taxes paid related to net share settlement of equity awards.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain assets, principally cash balances held on behalf of customers, that are denominated in currencies other than the functional currency of certain of our subsidiaries. The effect of exchange rate changes on cash, cash equivalents, and restricted cash during the nine months ended September 30, 2026, decreased by $811 million compared to the same period in the prior year. This was primarily due to the strengthening of the U.S. dollar against major currencies, mainly the Euro and British Pound. The impact of exchange rate changes on cash balances can serve as a natural hedge for the effect of exchange rates on our liabilities to our hosts and guests.

We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. In addition to normal working capital requirements, we anticipate that our short- and long-term cash requirements will include share repurchases, introduction of new products and offerings, development of our platform, debt repayments, expansion of sales and marketing activities, and charitable contributions, including to Airbnb.org. Our future capital requirements, however, will depend on many factors, including, but not limited to, our growth, headcount, and ability to attract and retain customers on our platform. Additionally, we may in the future raise additional capital or incur additional indebtedness to continue to fund our strategic initiatives. On a long-term basis, we plan to rely on either our access to the capital markets or our credit facility for any long-term funding not provided by operating cash flows and cash on hand. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and/or debt, which may not be available on favorable terms, or at all. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be materially adversely affected. Our liquidity is subject to various risks including the risks identified in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Part I of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report for a discussion of the assumptions and judgments involved in our critical accounting estimates. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) except for the following interest rate risk which supplements the market risks disclosed in the 2025 Annual Report.

Interest Rate Risk

As of September 30, 2026, we had $2.5 billion aggregate principal amount of unsecured senior notes (“Senior Notes”) outstanding. To manage our exposure to interest rate risk, we entered into interest rate swap agreements with an aggregate notional amount of approximately $1.7 billion that effectively converted the fixed interest rates on our $850 million of 4.65% senior notes due March 2031 and $800 million of 5.25% senior notes due March 2036 to floating interest rates based on the Secured Overnight Financing Rate. Accordingly, our exposure to fluctuations in market interest rates is on the hedged fixed-rate debt of approximately $1.7 billion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Our business, operations, and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. Investors should carefully read and consider the risks and uncertainties included in the reports referenced above, together with all of the other information in such reports and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in these reports may not be the only ones we face. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2026 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31	1.7	$146.02	1.7	$3,201
August 1 - 31	1.3	$175.59	1.3	$2,968
September 1 - 30	1.4	$168.26	1.4	$2,735
Total	4.4	$161.95	4.4

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2026 Credit Facility and Termination of the 2022 Credit Facility

On October 30, 2026, we entered into a five-year unsecured Revolving Credit Agreement, which provides for initial commitments by a group of lenders led by Morgan Stanley Senior Funding, Inc. of $1.0 billion (“2026 Credit Facility”). In connection with the consummation of the 2026 Credit Facility, we terminated our 2022 Credit Facility on October 30, 2026. The 2026 Credit Facility provides a $200 million sub-limit for the issuance of letters of credit and a $50 million sub-limit for swingline loans, and permits us to request increases in the commitments of up to an additional $500 million, subject to lender participation. Letters of credit of approximately $19 million that were outstanding under the 2022 Credit Facility were deemed issued under the 2026 Credit Facility upon closing and reduced the amount available for borrowing. The 2026 Credit Facility has a commitment fee based on our senior unsecured credit ratings with amounts that range from 0.07% to 0.15% per annum on any undrawn amounts, payable quarterly in arrears. Interest on borrowings is based on our senior unsecured credit ratings with amounts that range from (i) in the case of the Term Secured Overnight Financing Rate (“SOFR”) borrowings, 0.75% to 1.25%, plus Term SOFR, subject to a floor of 0.00%, or (ii) in the case of base rate borrowings, 0.00% to 0.25%, plus the greatest of (a) the prime rate as established in the Wall Street Journal; (b) the federal funds effective rate plus 0.50%; and (c) Term SOFR for a one-month period plus 1.00%, subject to a floor of 1.00%. Outstanding balances may be repaid prior to maturity without penalty. The 2026 Credit Facility contains customary events of default, and affirmative and negative covenants, including restrictions on the ability of certain of our subsidiaries to incur debt and on our and our subsidiaries’ ability to incur liens and undergo fundamental changes, as well as a financial covenant requiring us to maintain a maximum leverage ratio. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the 2026 Credit Facility.

The foregoing summary of the 2026 Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Revolving Credit Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

AI Lab Transaction

In November 2026, Airbnb entered into an IP Sale and Transaction Agreement with a recently formed and privately held artificial intelligence lab (the “AI Lab”), pursuant to which the AI Lab acquired certain intellectual property from Airbnb and reimbursed Airbnb for certain expenses in exchange for cash consideration of $7.1 million. Airbnb also obtained (i) the right to invest in future AI Lab equity financing rounds at Airbnb’s election and (ii) a license to certain AI Lab intellectual property for internal use in Airbnb’s business. Brian Chesky, Airbnb’s co-founder, Chief Executive Officer, and Chairman of its board of directors, is the founder of, holds a controlling equity interest in, and performs services for the AI Lab. Ahmad Al-Dahle, Airbnb’s Chief Technology Officer, holds an equity interest in and performs services for the AI Lab. Their roles with the AI Lab do not change their duties and responsibilities to Airbnb, and they continue to devote the time and attention necessary to fulfill those responsibilities. The foregoing arrangement was considered and approved by a special committee of independent and disinterested members of Airbnb’s board of directors in accordance with Airbnb’s related party transaction policy.

Director and Officer 10b5-1 Trading Plans (“10b5-1 Plans”)

The following table sets forth the material terms of 10b5-1 Plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that were adopted, terminated, or modified by our directors and officers during the three months ended September 30, 2026:

Name and Title of Director or Officer	Action	Adoption Date	Expiration Date	Maximum Number of Shares to be Sold Under the Plan
Brian Chesky, Chief Executive Officer and Director	Adopt	8/28/2026	5/28/2027	3,150,000
David Bernstein, Chief Accounting Officer	Adopt	8/27/2026	10/29/2027	25,172

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended September 30, 2026.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-39778	6/7/2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39778	12/14/2020	3.2
10.1	Twelfth Amendment to Office Lease Agreement, dated August 18, 2026, by and among the Registrant and T-C 888 Brannan Owner LLC					X
10.2	Revolving Credit Agreement, dated October 30, 2026, by and among the Registrant and Morgan Stanley Senior Funding, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following unaudited condensed financial statements from the Company’s 10-Q, formatted as Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AIRBNB, INC.

	By:	/s/ BRIAN CHESKY
Date: November 5, 2026		Brian Chesky Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELINOR MERTZ
Date: November 5, 2026		Elinor Mertz Chief Financial Officer (Principal Financial Officer)